Form 10-K
period 2016-12-31
Clipper Realty Inc.
filed 2017-03-31
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-38010

CLIPPER REALTY INC.

(Exact name of Registrant as specified in its charter)

Maryland	47-4579660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4611 12TH Avenue, Suite 1L

Brooklyn, New York 11219

(Address of principal executive offices) (Zip Code)

(718) 328-2804

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   o    No x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   o    No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  o     No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x     No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  o  No  x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter based on the June 30, 2016 closing price of our Class A common stock on the New York Stock Exchange - NA

As of March 30, 2017, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file an amendment to this Annual Report on Form 10-K within 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, when we use the terms the “Company,” “Clipper Realty,” “we,” “us,” or “our,” unless the context otherwise requires, we are referring to Clipper Equity Inc. and its consolidated subsidiaries. Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, "Risk Factors," and “Cautionary Note Concerning Forward-Looking Statements."

Overview

Clipper Realty Inc. (the “Company,’ “we,” or “us”) is a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multi-family residential and commercial properties in the New York metropolitan area, with an initial portfolio in Manhattan and Brooklyn. The Company was formed to continue and expand the commercial real estate business of the 50/53 JV LLC, a Delaware limited liability company, Renaissance Equity Holdings LLC, a Delaware limited liability company, Berkshire Equity LLC, a Delaware limited liability company, and Gunki Holdings LLC, a Delaware limited liability company (collectively, the “Predecessor” or the “predecessor entities”). Our primary focus is to continue to own, manage and operate our initial portfolio and to acquire and reposition additional multi-family residential and commercial properties in the New York metropolitan area.

We were incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes and we have elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

On February 9, 2017, the Company closed an initial public offering of 6,390,149 shares of its common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.2 million. We contributed the proceeds of the IPO to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership.

The Company’s initial portfolio of properties consists of:

●	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan, which we collectively refer to as the Tribeca House properties;

●	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings, which we refer to as the Flatbush Gardens properties or complex;

●

two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units), which we refer to as the 141 Livingston Street property and the 250 Livingston Street property; and

●	one residential/retail rental property at 1955 1st Avenue in Manhattan, which we refer to as the Aspen property.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties were acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interest in the LLC subsidiaries generally entitles the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distribution to the continuing investors who hold class B LLC units in these LLC subsidiaries described below. In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2016, the continuing investors owned an aggregate amount of 26,317,396 class B LLC units, representing 68.8% of the Company’s common stock on a fully diluted basis (59.0% immediately following the IPO). Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitled it to receive approximately 31.2% of the aggregate distributions from the LLC subsidiaries (41.0% immediately following the IPO).

The Tribeca House properties were purchased in December 2014 and consist of two nearly adjacent properties in the Tribeca neighborhood of Manhattan, New York. They comprise approximately 480,000 square feet of leasable area with 505 residential apartment units with 11 foot ceilings and extensive amenities and approximately 77,200 square feet of retail space, including an externally managed garage.

The Flatbush Gardens property complex was purchased in September 2005 and consists of 59 primarily six-story buildings, approximately 1.7 million square feet and 2,496 residential apartment units. The property is subject to rent control regulations of New York City which allow rents approximately 30% higher than existing rents for approximately 55% of the units. Since the acquisition in 2005, the management team has undertaken a comprehensive renovation and repositioning strategy that has included upgrades in the exterior and interior of the buildings.

The 141 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002 along with the below-mentioned 250 Livingston Street property. It is a 15-story commercial building with a gross leasable area of 206,084 square feet. The property’s main commercial tenant, the City of New York, executed a new 10-year lease in December 2015, with effect as of June 2014. Under the agreement, the City of New York has an option to terminate the lease after five years in 2019 but will incur a rent increase of 25% if they renew.

The 250 Livingston Street property was purchased in 2002 along with the 141 Livingston Street property and consists of a 12-story commercial and residential building. It has approximately 267,000 square feet GLA of commercial space and approximately 26,800 square feet of residential space. The property’s sole office tenant, the City of New York, has leases expiring at the end 2020 as of January 1, 2017. The office space has been remeasured to 353,000 square feet according to REBNY standards.

The Aspen property, purchased on June 27, 2016, is located at 1955 1st Avenue, New York, NY. The property is a seven-story building which comprises 186,602 square feet, 232 residential rental units, three retail units and a parking garage. The residential units are subject to regulations established by the HDC under which there are no rental restrictions on approximately 55% of the units and low and middle income restrictions on approximately 45% of the units.

In addition, in February 2017, the Company entered into an agreement to purchase a residential property located at 107 Columbia Heights in Brooklyn, NY for $87.5 million. The property comprises approximately 154,000 square feet, 161 residential units and an indoor parking garage.

History

The Company’s Predecessor is a combination of four limited liability companies, Renaissance Equity Holdings LLC, Berkshire Equity LLC, Gunki Holdings LLC and 50/53 JV LLC, which were formed by principals of our management team from 2002 to 2014. Upon completion of the private offering and the formation transactions, we assumed responsibility for managing the predecessor LLCs.

Business and Growth Strategies

Our primary business objective is to enhance stockholder value by increasing cash flow from operations and total return to stockholders through the following strategies:

●	Increase existing below-market rents by repositioning of our portfolio and utilize solid market fundamentals at several of our properties.

●	Acquire additional properties with a focus on premier submarkets and assets utilizing the significant experience of our senior management.

●	Manage our properties to increase occupancy and rental rates, control operating expenses.

●	Reposition assets through a capital program utilizing cash on hand and proceeds of the above-mentioned offerings.

Competitive Strengths

We believe that the following competitive strengths distinguish our company from other owners and operators of commercial and multi-family residential properties:

●	Diverse portfolio of properties in the New York metropolitan area which is characterized by dense population, supply constraints and generally high rent.

●	Expertise in repositioning and managing multi-family residential properties.

●	Experienced management team with proven track record over generations.

●	Balance Sheet well positioned for future growth.

●	Strong internal rent growth prospects

Regulation

Environmental and Related Matters

Under various federal, state and local laws, ordinances and regulations, as a current or former owner and operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances (such as lead, asbestos and polychlorinated biphenyls), waste, petroleum products and other miscellaneous products (including but not limited to natural products such as methane and radon gas) at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage.

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. As the owner or operator of real property, we may also incur liability based on various building conditions. We are not presently aware of any material liabilities related to building conditions, including any instances of material noncompliance with asbestos requirements or any material liabilities related to asbestos.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. We are not presently aware of any material adverse indoor air quality issues at our properties.

Americans with Disabilities Act and Similar Laws

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with these or other federal, state or local laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Insurance

We carry commercial general liability insurance coverage on our properties, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental revenue during any reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for properties we may self-insure certain portions of our insurance program, and therefore, use our own funds to satisfy those limits, when applicable. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

Competition

The leasing of real estate is highly competitive in Manhattan, Brooklyn, and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial and residential real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased.

In addition, we face competition from numerous commercial developers, real estate companies and other owners and operators of real estate for commercial buildings for acquisition and pursuing buyers for dispositions. We expect competition from other real estate investors, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Employees

As of December 31, 2016, we had approximately 180 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union contract is in effect through December 31, 2019.

Legal Proceedings

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations if determined adversely to us.

Company Information

Our principal executive offices are located at 4611 12th Avenue, Brooklyn, New York 11219. Our current facilities are adequate for our present and future operations. Our telephone number is (718) 438-2804. Our website address is www.clipperrealty.com. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

item 1a. RISK FACTORS

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Cautionary Note Concerning Forward-Looking Statements."

Risks Related to Real Estate

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses, and the overall market value of our assets, impair our ability to sell, recapitalize or refinance our assets and have an adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our stockholders.

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and/or globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of commercial, retail and/or residential space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and increased unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our common stock. Our business may be affected by volatility and illiquidity in the financial and credit markets, a “general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are currently derived from properties located in New York City, with all of our current portfolio being in Manhattan and Brooklyn.

Factors that may affect our occupancy levels, our rental revenues, our income from operations, our funds from operations (“FFO”) and adjusted FFO (“AFFO”), our earnings before interest, income tax, depreciation, amortization (“EBITDA”), our cash flow and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic and demographic conditions;

●

declines in the financial condition of our tenants, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons, and declines in the financial condition of buyers and sellers of properties;

●

declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget deficits, which among other things could have an adverse effect on the financial condition of our only commercial tenant, the City of New York, and may result in tenant defaults under leases and/or cause such tenant to seek alternative office space arrangements;

●	the inability or unwillingness of our tenants to pay rent increases, or our inability to collect rents and other amounts due from our tenants;

●

significant job losses in the industries in which our commercial and/or retail tenants operate, and/or from which our residential tenants derive their incomes, which may decrease demand for our commercial, retail and/or residential space, causing market rental rates and property values to be affected negatively;

●	an oversupply of, or a reduced demand for, commercial and/or retail space and/or apartment homes;

●	declines in household formation;

●	favorable residential mortgage rates;

●

changes in market rental rates in our markets and/or the attractiveness of our properties to tenants, particularly as our buildings continue to age, and our ability to fund repair and maintenance costs;

●

competition from other available commercial and/or retail lessors and other available apartments and housing alternatives, and from other real estate investors with significant capital, such as other real estate operating companies, other REITs and institutional investment funds;

●

economic conditions that could cause an increase in our operating expenses, such as increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site personnel and routine maintenance;

●	opposition from local community or political groups with respect to the development and/or operations at a property;

●	investigation, removal or remediation of hazardous materials or toxic substances at a property;

●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including without limitation, health, safety, environmental and zoning laws;

●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

●	changes in rental housing subsidies provided by the government and/or other government programs that favor single-family rental housing or owner-occupied housing over multi-family rental housing.

All of our properties are located in New York City, and adverse economic or regulatory developments in New York City or parts thereof, including the boroughs of Brooklyn and Manhattan, could negatively affect our results of operations, financial condition, cash flow, and ability to make distributions to our stockholders.

All of our properties are located in New York City, with all of our current portfolio being in the boroughs of Manhattan and Brooklyn. As a result, our business is dependent on the condition of the economy in New York City and the views of potential tenants regarding living and working in New York City, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in New York City (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, terror attacks, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to meet our debt obligations and to make distributions to our stockholders.

We depend on a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2016, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 500,228 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 16% of the total rentable square feet in our portfolio and approximately 18% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties and may delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums altogether. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that is limited in amount and which may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. If any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business or a reduction in funds available to them, default under their leases, fail to renew their leases or renew on terms less favorable to us than their current terms, our results of operations and cash flow could be adversely affected.

The leases for the Human Resources Administration and the Department of Environmental Protection, which comprise 56% of the rentable square feet rented by the City of New York, will each expire in 2020.

Our portfolio’s rent is generated from five properties.

As of December 31, 2016, our portfolio consisted of five properties, our Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, and the Aspen property, which accounted for 36.4%, 38.8%, 11.6%, 9.5%, and 3.7%, respectively, of our portfolio’s rent for the year ended December 31, 2016. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2016, we had approximately 110,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) and leases representing approximately 65% of the square footage of residential space at properties in our portfolio will expire during the year ending December 31, 2017 (including month-to-month leases). As of December 31, 2016, we had no vacant commercial and retail space. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

The actual rents we receive for the properties in our portfolio may be less than market rents, and we may experience a decline in realized rental rates, which could adversely affect our financial condition, results of operations and cash flow. Short-term leases with respect to our residential tenants expose us to the effects of declining market rents.

As a result of potential factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize market rents across the properties in our portfolio. In addition, depending on market rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases. A majority of our apartment leases are for a term of one year. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues for residential space in our properties are affected by declines in market rents more quickly than if those leases were for longer terms. If we are unable to obtain sufficient rental rates across our portfolio, then our ability to generate cash flow growth will be negatively affected.

We may engage in development, redevelopment or repositioning activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations.

We may engage in development, redevelopment or repositioning activities with respect to our properties as we believe market conditions dictate. For example, we plan to spend approximately $16 million to complete a comprehensive renovation and modernization program at our Flatbush Gardens property through the end of 2018, which will include improvements to the common areas of the complex and upgrades to individual apartments. In addition, our lease at 141 Livingston Street requires us to refurbish the air-conditioning system and perform other upgrades at an estimated cost of approximately $5.2 million. Additionally, we intend to spend a total of approximately $2.6 million through 2017 to make other improvements at our 141 Livingston Street property. We are also reviewing the regulatory, architectural and financial issues regarding building approximately 500,000 additional square feet by adding four floors above certain of our 59 buildings at Flatbush Gardens. Further development at Flatbush Gardens will require a significant capital investment.

●

If we engage in these activities, we will be subject to certain risks, which could adversely affect us, including our financial condition, cash flow and results of operations. These risks include, without limitation,

●	the availability and pricing of financing on favorable terms or at all;

●	the availability and timely receipt of zoning and other regulatory approvals;

●	the potential for the fluctuation of occupancy rates and rents at development and redeveloped properties, which may result in our investment not being profitable;

●	start up, development, repositioning and redevelopment costs may be higher than anticipated;

●	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages); and

●	changes in the pricing and availability of buyers and sellers of such properties.

These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development and redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, generate positive cash flows or to make real estate properties suitable for sale, which could adversely affect us, including our financial condition, results of operations and cash flow.

In the event that there are adverse economic conditions in the real estate market and demand for commercial, retail and/or residential space decreases with respect to our current vacant space and as leases at our properties expire, we may be required to increase tenant improvement allowances or concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling (with respect to our commercial and retail space) and other improvements or provide additional services to our tenants, all of which could negatively affect our cash flow. If the necessary capital is unavailable, we may be unable to make these potentially-significant capital expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could adversely affect our financial condition, results of operations, cash flow and the market value of our common stock.

Our dependence on rental revenue may adversely affect us, including our profitability, our ability to meet our debt obligations and our ability to make distributions to our stockholders

Our income is derived from rental revenue from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be adversely affected if a significant number of our tenants, or any of our major tenants,

●	delay lease commencements,

●	decline to extend or renew leases upon expiration,

●	fail to make rental payments when due, or

●	declare bankruptcy.

Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. In these events, we cannot assure you that such tenants will renew those leases or that we will be able to re-lease spaces on economically advantageous terms or at all. The loss of rental revenues from our tenants and our inability to replace such tenants may adversely affect us, including our profitability, our ability to meet our debt and other financial obligations and our ability to make distributions to our stockholders.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code (the “Code”) also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. These potential difficulties in selling real estate in our markets may limit our ability to change, or reduce our exposure to, the properties in our portfolio promptly in response to changes in economic or other conditions.

Competition could limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities, which may adversely affect us, including our profitability, and impede our growth.

We compete with numerous commercial developers, real estate companies and other owners and operators of real estate for properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. Our markets are each generally characterized by high barriers-to-entry to construction and limited land on which to build new commercial, retail and residential space, which contributes to the competition we face to acquire existing properties and to develop new properties in these markets. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth.

Competition may impede our ability to attract or retain tenants or re-lease space, which could adversely affect our results of operations and cash flow.

The leasing of real estate in our markets is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. The number of competitive properties in our markets, which may be newer or better located than our properties, could have an adverse effect on our ability to lease space at our properties and on the effective rents that we are able to charge. If other lessors and developers of similar spaces in our markets offer leases at prices comparable to or less than the prices we offer, we may be unable to attract or retain tenants or re-lease space in our properties, which could adversely affect our results of operations and cash flow.

We are subject to potential losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.

Our properties are located in areas that could be subject to, among other things, flood and windstorm losses. Insurance coverage for flood and windstorms can be costly because of limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. In addition, our properties may be subject to a heightened risk of terrorist attacks. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties with limits and on terms we consider commercially reasonable. We cannot assure you, however, that our insurance coverage will be sufficient or that any uninsured loss or liability will not have an adverse effect on our business and our financial condition and results of operations.

We are subject to risks from natural disasters such as severe weather.

Natural disasters and severe weather such as hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe or destructive weather event (such as a hurricane) affecting New York City may have a significant negative effect on our financial condition, results of operations and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings.

Climate change may adversely affect our business.

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

All of our properties are located in New York City, which has been and may in the future be the target of actual or threatened terrorist attacks. As a result, some tenants in these markets may choose to relocate their businesses or homes to other markets or buildings within New York City that may be perceived to be less likely to be affected by future terrorist activity. This could result in an overall decrease in the demand for commercial, retail and/or residential space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.

We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations.

Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances (such as lead, asbestos and polychlorinated biphenyls), waste, petroleum products and other miscellaneous products (including but not limited to natural products such as methane and radon gas) at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties may be affected by contamination arising from current or prior uses of the property or from adjacent properties used for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our operations and/or cash flow, or those of our tenants, which could in turn have an adverse effect on us.

Certain of our properties have only temporary certificates of occupancy or are awaiting a certificate of occupancy which, if not granted, would require us to stop using the property.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs, liabilities, or other remedial measures will not have an adverse effect on our financial condition, results of operations and cash flows.

We may incur significant costs complying with the Americans with Disabilities Act of 1990 (“ADA”) and similar laws (including but not limited to the Fair Housing Amendments Act of 1988 (“FHAA”) and the Rehabilitation Act of 1973), which could adversely affect us, including our future results of operations and cash flows.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The FHAA requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For projects receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with these or other federal, state or local laws. If one or more of our properties were not in compliance with such laws, then we could be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with such laws. Noncompliance with these laws could also result in the imposition of fines or an award of damages to private litigants. Substantial costs incurred to comply with such laws, as well as fines or damages resulting from actual or alleged noncompliance with such laws, could adversely affect us, including our future results of operations and cash flows.

Multi-family residential properties are subject to rent stabilization regulations, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts.

Numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings. The rent stabilization regulations applicable to our multi-family residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. The rent stabilization regulations applicable to our multi-family residential properties permit luxury deregulation of rent-stabilized apartments, generally providing that apartments that became vacant before June 24, 2011 with a legal regulated rent of $2,000 or more per month are made permanently exempt from rent stabilization. That amount was increased to $2,500 or more per month where an apartment becomes vacant on or after June 24, 2011. In 2015, New York City’s Mayor de Blasio released a series of proposals that, if enacted, would alter the rent stabilization guidelines and make it harder for property owners, such as us, to implement luxury deregulation of rent-stabilized apartments, including eliminating vacancy decontrol and eliminating vacancy allowance. These proposals were not enacted when the New York State legislature extended the current rent stabilization guidelines in June 2015, although subsequently the New York City Rent Guidelines Board determined that the maximum rent for expiring leases would be frozen for the next year. Although Mayor de Blasio’s proposals were not enacted for 2016, there can be no assurances that they will not be pursued in the future.

The limitations established by present or future rent stabilization regulations may impair our ability to maintain rents at market levels. For example, our Flatbush Gardens property is subject to rent stabilization and currently in-place rents are generally about 17% below the maximum rent that could be charged under rent stabilization. However, we have been able to consistently increase rents as a result of our comprehensive renovation and repositioning strategy, allowing us to realize an increase of approximately 25% in rent per square foot on new leases in 2016 and a 14.5% increase in rent per square foot on new leases in 2015, compared to expiring leases. If our current and planned renovation and modernization program at Flatbush Gardens is successful, certain apartments may reach the maximum rents permitted under rent stabilization, which could happen even sooner if rent increases continue to be frozen in subsequent years. Therefore our future ability to attain market rents would be limited until such apartments are eligible for luxury deregulation, which generally requires both a legal maximum rent of $2,500 or more per month and a vacancy (although we can apply to destabilize an apartment where the legal maximum rent is $2,500 or more per month without a vacancy if the tenant’s income exceeds certain levels). However, if Mayor de Blasio’s rent stabilization proposals are enacted in future years, luxury deregulation may no longer be available.

In addition, we are subject to claims from tenants that the rent charged by us exceeds the amount permitted by rent stabilization. Although we believe that all of our rents are compliant with applicable rent stabilization regulation, tenants have in the past made claims that their rents exceed the maximum rent that could be charged under rent stabilization. These claims include claims that the annual increases in the maximum rent have in the past been inapplicable as a result of a failure to provide essential services by us or the prior owners. The number of these claims may increase as our rents approach the maximum rent that could be charged under rent stabilization. Tenants could also claim that our determination that luxury deregulation was applicable to their apartment was incorrect and seek a reduction in rent and/or return of rents paid in excess of the maximum legal rent. Finally, a tenant in an apartment eligible for tax benefits, such as Section 421-g of the Real Property Tax Law, could claim that rent stabilization applies to the tenant’s apartment while those tax benefits are available, even if the apartment is eligible for luxury deregulation.

The application of rent stabilization to apartments in our multi-family residential properties could limit the amount of rent we are able to collect, which could have a material adverse effect on our adjusted EBITDA and our ability to fully take advantage of the investments that we are making in our properties. In addition, there can be no assurances that changes to rent stabilization laws, such as those proposed by New York City’s Mayor de Blasio, will not have a similar or greater negative impact on our ability to collect rents.

As we increase rents and improve our properties, we could become the target of public scrutiny and investigations similar to the public scrutiny and investigations that other apartment landlords in Brooklyn and other neighborhoods in the New York metropolitan area have experienced, which could lead to negative publicity and require that we expend significant resources to defend ourselves, all of which could adversely affect our operating results and our ability to pay distributions to our stockholders.

Other apartment landlords in gentrifying neighborhoods in Brooklyn and other parts of the New York metropolitan area have come under public scrutiny, and in a few cases have been the subject of civil and criminal investigations, for their alleged treatment of tenants who cannot afford the rent increases that often result from neighborhood gentrification and landlord improvements to properties. It is possible that we or members of our management team could come under similar public scrutiny or become the target of similar investigations regardless of whether we have done anything wrong, which could lead to negative publicity and require that we expend significant resources to defend ourselves, all of which could adversely affect our operating results and our ability to pay distributions to our stockholders.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties, which could adversely affect us and impede our growth.

Our ability to identify and acquire properties on favorable terms and successfully develop, redevelop and/or operate them may be exposed to significant risks. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all. We may spend more than budgeted to make necessary improvements or renovations to acquired properties and may not be able to obtain adequate insurance coverage for new properties. Further, acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. We may also be unable to integrate new acquisitions into our existing operations quickly and efficiently, and as a result, our results of operations and financial condition could be adversely affected. Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our common stock.

Should we decide at some point in the future to expand into new markets, we may not be successful, which could adversely affect our financial condition, results of operations, cash flow and the market value of our common stock.

If opportunities arise, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable in new markets. In addition, we will not possess the same level of familiarity with the dynamics and market conditions of the new markets we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve our desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our debt obligations and to make distributions to our stockholders.

We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations and adversely impact the market value of our common stock.

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges will reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future losses or gains, as they will be based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations.

From time to time, we may enter into joint venture relationships or other arrangements regarding the joint ownership of property. Our investments in and through such arrangements could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners. Risks associated with joint venture arrangements may include but are not limited to the following:

●

our joint venture partners might experience financial distress, become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

●	we may be responsible to our partners for indemnifiable losses;

●

our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

●

we may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

●	our joint venture partners may take actions that we oppose;

●	our ability to sell or transfer our interest in a joint venture to a third party without prior consent of our joint venture partners may be restricted;

●

we may disagree with our joint venture partners about decisions affecting a property or a joint venture, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved;

●	we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; and

●	in the event that we obtain a minority position in a joint venture, we may not have significant influence or control over such joint venture or the performance of our investment therein.

If there is a transfer of a controlling interest in any of our properties (or in the entities through which we hold our properties), including as a result of the private offering or the IPO, issuances of our common stock in exchange for class B LLC units pursuant to the exchange right granted to holders of class B LLC units, sales of class B LLC units by the holders thereof or the issuance of LLC interests to our Operating Partnership in connection with the private offering or a subsequent offering of our stock, or as a result of any of those transfers being aggregated, we may be obligated to pay New York City and New York State transfer tax based on the fair market value of the New York City and/or New York State real property transferred.

Subject to certain exceptions, New York City and New York State impose a tax on the transfer of New York City and/or New York State real property or the transfer of a controlling interest in New York City and/or New York State real property, generally at a current combined rate of 3.025% of the fair market value of the New York City and/or New York State real property. A direct or indirect transfer of a 50% or greater interest in any of our properties (or in the entities that own our properties) generally would constitute a transfer of a controlling interest in real property. Certain aggregation rules apply in determining whether a transfer of a controlling interest has occurred. For example, transfers made within a three year period generally are presumed to be aggregated. Therefore, a transfer of a controlling interest could occur as a result of the combination of one or more of the private offering, this offering, other offerings of common stock by us resulting of an increase in our investment in the entities that own our properties, issuances of our common stock to our continuing investors in exchange for class B LLC units pursuant to the exchange right granted to holders of class B LLC units, sales of class B LLC units by the holders thereof, the issuance of LLC interests to our Operating Partnership in connection with the private offering or a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. In addition to any transfer tax that may be imposed upon us, we have agreed with our continuing investors to pay any such transfer taxes imposed upon a continuing investor as a result of the private offering and the related formation transactions (including subsequent issuances of additional LLC units or interests, issuances of OP units by the Operating Partnership or issuances of our common stock by the Company), issuances of our common stock in exchange for class B LLC units, dispositions of property by any LLC subsidiary, the issuance of LLC interests to our Operating Partnership in connection with this or a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. If a transfer of a controlling interest in an entity owning our properties occurs, New York City and/or New York State transfer tax could be payable based on the fair market value of the New York City and/or New York State property at the time of each such transfer (including any transfers that are treated as a part of the transfer of the controlling interest that occur prior to the transfer that caused the 50% threshold to be met). For example, if exchanges of class B LLC units resulted in our ownership of the entities that own our properties increasing to greater than 50%, we could be subject to New York City and New York State transfer tax at a current combined rate of 3.025% of the fair market value of such New York City and/or New York State properties. In addition, we may or may not be eligible to take advantage of the 50% reduction to the New York City and New York State transfer tax rates that could apply with respect to transfers of real property to certain REITs.

Risks Related to Our Business and Operations

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2016, we had no corporate debt and $764.6 million in property-level debt. On November 9, 2016, the Company refinanced $460.0 million of loans due November 2016 secured by the Tribeca House property with a loan package comprising a $335 million mortgage and a $75 million mezzanine note agreement. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

The form, timing and amount of dividend distributions in future periods may vary and be affected by economic and other considerations.

The form, timing and amount of dividend distributions will be authorized at the discretion of our board of directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements applicable to REITs under the Code and other factors as our board of directors may consider relevant. See “Distribution Policy.”

We may from time to time be subject to litigation that could have an adverse effect on our financial condition, results of operations, cash flow and the market value of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of tenants, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions or that only survive for a limited period, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.

As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition, results of operations and cash flow. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

We depend on key personnel, including David Bistricer, our Chief Executive Officer, Lawrence Kreider, our Chief Financial Officer, JJ Bistricer, our Chief Operating Officer, and Jacob Schwimmer, our Chief Property Management Officer, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and existing and prospective industry participants, which could negatively affect our financial condition, results of operations, cash flow and the market value of our common stock.

There is substantial competition for qualified personnel in the real estate industry and the loss of our key personnel could have an adverse effect on us. Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly David Bistricer, our Chief Executive Officer, who has extensive market knowledge and relationships and exercises substantial influence over our acquisition, development, redevelopment, financing, operational and disposition activities. Among the reasons that David Bistricer is important to our success is that he has a reputation that attracts business and investment opportunities and assists us in negotiations with financing sources and industry personnel. If we lose his services, our business and investment opportunities and our relationships with such financing sources and industry personnel would diminish.

Our other senior executives, Lawrence Kreider, our Chief Financial Officer, JJ Bistricer, our Chief Operating Officer, and Jacob Schwimmer, our Chief Property Management Officer, also have extensive experience and strong reputations in the real estate industry, which aid us in identifying or attracting investment opportunities and negotiating with sellers of properties. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and industry participants, which could negatively affect our financial condition, results of operations, cash flow and the market value of our common stock.

Breaches of our data security could adversely affect our business, including our financial performance and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, we can provide no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and/or loss of this information may result in legal liability and costs (including damages and penalties) that could adversely affect our business, including our financial performance and reputation.

Our subsidiaries may be prohibited from making distributions and other payments to us.

All of our properties are owned indirectly by subsidiaries, in particular our LLC subsidiaries, and substantially all of our operations are conducted by our Operating Partnership. As a result, we depend on distributions and other payments from our Operating Partnership and subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Property-Level Debt.” As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in, or other lien on, their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

Risks Related to Our Organization and Structure

Our continuing investors hold shares of our special voting stock that entitle them to vote together with holders of our common stock on an as-exchanged basis, based on their ownership of class B LLC units in our predecessor entities, and are generally able to significantly influence the composition of our board of directors, our management and the conduct of our business.

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters (other than matters considered at a special election meeting, the removal or reelection of directors initially elected at a special election meeting, the expansion of the size of the board of directors and amendments to certain provisions of our charter and bylaws relating to any special election meeting or the vote required to amend such provisions) brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. In addition, several continuing investors own shares of our common stock and have agreed to purchase an aggregate of 1,000,000 shares in this offering. See “Security Ownership of Certain Beneficial Owners and Management.” As a result, our continuing investors are generally entitled to exercise 65.9% after the IPO and the underwriters exercise their option to purchase additional. In particular, , David Bistricer is entitled to exercise 11.0% of the voting power in our company, Jacob Schwimmer is entitled to exercise 5.6% of the voting power in our company and Sam Levinson is entitled to exercise 19.6% of the voting power in our company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 74.8% of the voting power in our company (59.6% following the IPO taking into account an aggregate of 1,000,000 shares of our common stock that certain continuing investors have agreed to purchase in this offering), including in connection with a merger or other acquisition of our company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

●

Our charter authorizes our board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of our authorized shares of stock or the authorized number of shares of any class or series of our stock, authorize us to issue additional shares of our common stock or preferred stock and classify or reclassify unissued shares of our common stock or preferred stock and thereafter authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, will be available for issuance without further action by our common stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

●

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, among other reasons, our charter generally prohibits any person or entity from owning or being deemed to own by virtue of the applicable constructive ownership provisions, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our common stock or 9.8% of the aggregate value of all our outstanding stock. We refer to these restrictions as the “ownership limit.” The ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

●

The provisions in our charter regarding the removal of directors and the advance notice provisions of our bylaws, among others, could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

In addition, certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions. See “Certain Provisions of Maryland Law and Clipper Realty’s Charter and Bylaws.”

●

The “business combination” provisions of the MGCL, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then-outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then-outstanding voting shares) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder approval requirements on these combinations. As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL, if such business combination is approved by our board of directors, including a majority of our directors who are not affiliated or associated with the interested stockholder.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (or the direct or indirect acquisition of ownership or control of control shares) have no voting rights unless approved by a supermajority vote our stockholders excluding the acquirer of control shares, our officers and our directors who are also our employees. As permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock.

●

Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of deterring a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current market price.

Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then-current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder approval. For example, we have established a policy for our target leverage ratio in a range of 45% to 55%. Under the policy, our leverage ratio may be greater than or less than the target range from time to time and our board of directors may amend our target leverage ratio range at any time without stockholder approval. Accordingly, while not intending to do so, we may adopt policies that may have an adverse effect on our financial condition, results of operations our ability to pay dividends or make other distributions to our stockholders and the market value of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.

Maryland law generally provides that a director has no liability in that capacity if he or she satisfies his or her duties to us. As permitted by the MGCL, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to agree to indemnify our present and former directors and officers for liability and expenses arising from actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in any proceeding to which he or she is made, or threatened to be made, a party or witness by reason of his or her service to us in those and other capacities. We are obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. Indemnification agreements that we have entered into with our directors and executive officers also require us to indemnify such directors and executive officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units and of LLC units in our predecessor entities, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners or our predecessor entities and their members, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, and our Operating Partnership, as managing member of our predecessor entities, have fiduciary duties and obligations to our Operating Partnership and its limited partners and our predecessor entities and their members under Delaware and New York law, the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership, and the limited liability company agreements of our predecessor entities in connection with the management of those entities. Our fiduciary duties and obligations as the general partner of our Operating Partnership and managing member of our predecessor entities may come into conflict with the duties of our directors and officers to our company. We have adopted policies that are designed to eliminate or minimize certain potential conflicts of interest, and the members of our predecessor entities have agreed that, in the event of a conflict in the duties owed by us to our stockholders and the fiduciary duties owed by our Operating Partnership, in its capacity as managing member of our predecessor entities, to such members, we may give priority to the separate interests of our company or our stockholders, including with respect to tax consequences to limited partners, LLC members, assignees or our stockholders. Nevertheless, the duties and obligations of the general partner of our Operating Partnership and the duties and obligations of the managing member of our predecessor entities may come into conflict with the duties of our directors and officers to our company and our stockholders.

Our charter contains a provision that expressly permits certain of our directors and officers to compete with us.

Our directors and officers have outside business interests and may compete with us for investments in properties and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our charter provides that we renounce any interest or expectancy in, or right to be offered or to participate in, any business opportunity identified in any investment policy or agreement with any of our directors or officers unless the policy or agreement contemplates that the director or officer must present, communicate or offer such business opportunity to us. We have adopted an Investment Policy that provides that our directors and officers, including David Bistricer, Sam Levinson, JJ Bistricer and Jacob Schwimmer, are not required to present certain identified investment opportunities to us, including assets located outside the New York metropolitan area, for-sale condominium or cooperative conversions, development projects, projects that would require us to obtain guarantees from third parties or to backstop obligations of other parties, and land acquisitions. As a result, except to the extent that our officers and directors must present certain identified business opportunities to us, our officers and directors have no duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our subsidiaries engage or propose to engage or to refrain from otherwise competing with us. These individuals also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the market value of our common stock and our ability to meet our debt obligations and to make distributions to our stockholders.

The consideration given by us in exchange for our interests in the predecessor entities in connection with the formation transactions may have exceeded their fair market value.

We did not obtain any third-party appraisals of the properties in which we have invested in connection with the formation transactions. As a result, the value that forms the basis for the consideration given by us for our interest in the predecessor entities may have exceeded the fair market value of those properties owned by such entities.

We may have assumed unknown liabilities in connection with the formation transactions, which, if significant, could adversely affect our business.

As part of the formation transactions, we acquired indirect interests in the properties and assets of our predecessor entities, subject to existing liabilities, some of which may have been unknown at the time the private offering was consummated. As part of the formation transactions, each of the predecessor entities made limited representations, warranties and covenants to us regarding the predecessor entities and their assets. Because many liabilities, including tax liabilities, may not have been identified, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities to which the properties and assets previously owned by our predecessor entities are subject could adversely affect the value of those properties and as a result adversely affect us. See “— Risks Related to Real Estate — We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.

The terms of the formation transactions may not have been as favorable to us as if all of the terms were negotiated at arm’s length.

Certain of our directors and executive officers, including David Bistricer, our Co-Chairman and Chief Executive Officer and Sam Levinson, our Co-Chairman and the head of our Investment Committee, own interests, directly or indirectly, in our predecessor entities that own properties included in the Company’s initial portfolio of properties and as such had interests in the formation transactions. As a result, the terms of the formation transactions may not have been as favorable to us as if all of the terms were negotiated at arm’s length.

We may pursue less vigorous enforcement of terms of employment agreements with certain of our executive officers which could negatively impact our stockholders.

Upon completion of the private offering, certain of our executive officers, including David Bistricer, Lawrence Kreider, JJ Bistricer and Jacob Schwimmer, entered into employment agreements with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our senior management or our board of directors and their affiliates, with possible negative impact on stockholders. Moreover, these agreements were not negotiated at arm’s length and in the course of structuring the formation transactions, certain of our executive officers had the ability to influence the types and level of benefits that they receive from us under these agreements.

David Bistricer, our Co-Chairman and Chief Executive Officer, and Sam Levinson, our Co-Chairman and the Head of the Investment Committee, have outside business interests that will take their time and attention away from us, which could materially and adversely affect us. In addition, notwithstanding the Investment Policy, members of our senior management may in certain circumstances engage in activities that compete with our activities or in which their business interests and ours may be in conflict.

Our Co-Chairman and Chief Executive Officer, David Bistricer, our Co-Chairman and the Head of the Investment Committee, Sam Levinson, and other members of our senior management team continue to own interests in properties and businesses that were not contributed to us in the formation transactions. For instance, each of David Bistricer, our Co-Chairman and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, is an officer of Clipper Equity and each of Sam Levinson, our Co-Chairman and the Head of our Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, has ownership interests in Clipper Equity. Clipper Equity owns interests in and controls and manages entities that own interests in multi-family and commercial properties in the New York metropolitan area.

We have adopted an Investment Policy that provides that our directors and officers, including David Bistricer, Sam Levinson, JJ Bistricer and Jacob Schwimmer, are not required to present certain identified investment opportunities to us, including assets located outside the New York metropolitan area, for-sale condominium or cooperative conversions, development projects, projects that would require us to obtain guarantees from third parties or to backstop obligations of other parties, and land acquisitions. As a result, except to the extent that our officers and directors must present certain identified business opportunities to us, our officers and directors have no duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our subsidiaries engage or propose to engage or to refrain from otherwise competing with us, and therefore may compete with us for investments in properties and for tenants. These individuals also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We and members of our senior management may also determine to enter into joint ventures or co-investment relationships with respect to one or more properties. As a result of the foregoing, there may at times be a conflict between the interests of members of our senior management and our business interests. Further, although David Bistricer, JJ Bistricer and Jacob Schwimmer will devote such portion of their business time and attention to our business as is appropriate and will be compensated on that basis, under their employment agreements, they will also devote substantial time to other business and investment activities.

We may experience conflicts of interest with certain of our directors and officers and significant stockholders as a result of their tax positions.

We have entered into a tax protection agreement with our continuing investors pursuant to which we have agreed to indemnify the continuing investors against certain tax liabilities incurred during the 8-year period following the private offering (or with respect to item (iv) below, certain tax liabilities resulting from certain transfers occurring during the 8-year period following the private offering) if those tax liabilities result from (i) the sale, transfer, conveyance or other taxable disposition of any of the properties of our LLC subsidiaries, (ii) any of Renaissance, Berkshire or Gunki LLC failing to maintain a level of indebtedness allocable for U.S. federal income tax purposes to any of the continuing investors such that any of the continuing investors is allocated less than a specified minimum indebtedness in each such LLC subsidiary (in order to comply with this requirement, (1) Renaissance needs to maintain approximately $101.3 million of indebtedness, (2) Berkshire needs to maintain approximately $125.8 million of indebtedness and (3) Gunki needs to maintain approximately $34.4 million of indebtedness), (iii) in a case that such level of indebtedness cannot be maintained, failing to make available to such a continuing investor the opportunity to execute a guarantee of indebtedness of the LLC subsidiary meeting certain requirements that would enable the continuing investor to continue to defer certain tax liabilities, or (iv) the imposition of New York City or New York State real estate transfer tax liability upon a continuing investor as a result of the formation transactions, private offering, this offering and/or certain subsequent transactions (including subsequent issuances of additional LLC units or interests, issuances of OP units by the Operating Partnership, issuances of common stock by Clipper Realty, issuances of common stock in exchange for class B LLC units or dispositions of property by any LLC subsidiary), or as a result of any of those transfers being aggregated. We estimate that had all of their assets subject to the tax protection agreement been sold in a taxable transaction immediately after the private offering, the amount of our LLC subsidiaries’ indemnification obligations (based on then current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $364.9 million. In addition, we estimate that if New York City or New York State real estate transfer taxes had been imposed on our continuing investors, the maximum amount of our LLC subsidiaries’ indemnification obligations pursuant to the tax protection agreement in respect of New York City or New York State real estate transfer tax liability (based on then current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $74.9 million (although the amount may be significantly less). We do not presently intend to sell or take any other action that would result in a tax protection payment with respect to the properties covered by the tax protection agreement.

In addition, David Bistricer and Sam Levinson may be subject to tax on a disproportionately large amount of the built-in gain that would be realized upon the sale or refinancing of certain properties. David Bistricer and Sam Levinson may therefore influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties. Alternatively, to avoid realizing such built-in gains they may have to agree to additional reimbursements or guarantees involving additional financial risk.

Our tax protection agreement could limit our ability to sell or otherwise dispose of certain properties including through condominium or cooperative conversions.

In connection with the formation transactions, we entered into a tax protection agreement pursuant to which we agreed to indemnify the continuing investors against certain tax liabilities incurred during the 8-year period following the private offering (or with respect to certain transfers occurring during the 8-year period following the private offering) if those tax liabilities result from the sale, transfer, conveyance or other taxable disposition of any of the properties of our LLC subsidiaries. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties or convert all or a portion of the property into a condominium or cooperative and sell condominium or cooperative units, it may be economically prohibitive for us to do so because of these obligations.

Deficiencies in our internal control over financial reporting could adversely affect our ability to present accurately our financial statements and could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

Effective internal control is necessary for us to accurately report our financial results. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. In connection with the audit of our Predecessor’s historical financial statements, our registered independent public accounting firm identified certain significant deficiencies in our internal control over financial reporting and we are taking steps to remediate them. As we grow our business, our internal control will become more complex, and we may require significantly more resources to ensure our internal control remains effective. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations that could require a restatement, failing to meet our reporting obligations and causing investors to lose confidence in our reported financial information. These events could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2016, we had approximately $764.6 million of total indebtedness, all of which was property-level debt.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

●	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

●	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

●

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “Material U.S. Federal Income Tax Consequences”) or in violation of certain covenants to which we may be subject;

●	subject us to increased sensitivity to interest rate increases;

●	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

●	limit our ability to withstand competitive pressures;

●	limit our ability to refinance our indebtedness at maturity or result in refinancing terms that are less favorable than the terms of our original indebtedness;

●	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

●	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and the market value of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hurt our ability to meet the REIT distribution requirements imposed by the Code.

Our tax protection agreement requires our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreement, we undertake that our LLC subsidiaries will maintain a certain level of indebtedness and, in the case that level of indebtedness cannot be maintained, we are required to provide our continuing investors the opportunity to guarantee debt. If we fail to maintain such debt levels, or fail to make such opportunities available, we will be required to deliver to each applicable continuing investor a cash payment intended to approximate the continuing investor’s tax liability resulting from our failure and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist our continuing investors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations require us to maintain more or different indebtedness than we would otherwise require for our business.

We may be unable to refinance current or future indebtedness on favorable terms, if at all.

We may not be able to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, certain of our other debt may cross default, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Property-Level Debt.” We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our common stock at expected levels.

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our shares at expected levels. In this regard, we note that in order for us to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we will be subject to U.S. federal income tax to the extent that we distribute less than 100% of our taxable income (including capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. These requirements and considerations may limit the amount of our cash flow available to meet required principal and interest payments.

If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the lender resulting in the loss of income and value to us, including adverse tax consequences related to such a transfer.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by property may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hurt our ability to meet the distribution requirements applicable to REITs under the Code.

Our debt agreements include restrictive covenants and default provisions which could limit our flexibility, our ability to make distributions and require us to repay the indebtedness prior to its maturity.

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2016, we had $764.6 million principal amount of combined property mortgages and other secured debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. In addition, early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2016, approximately $410.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future.. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock. Based on our aggregate variable rate debt outstanding as of December 31, 2016, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $4.1 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

We may, in a manner consistent with our qualification as a REIT, seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Generally, failure to hedge effectively against interest rate changes may adversely affect our results of operations.

When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with an acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could adversely affect us.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder’s investment in shares of our common stock and may trigger taxable gain.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares. See “Material U.S. Federal Income Tax Consequences.”

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We elected to qualify to be treated as a REIT commencing with our first taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay tax at regular corporate rates to the extent that the REIT distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions the REIT makes in a calendar year are less than the sum of 85% of the REIT’s ordinary income, 95% of the REIT’s capital gain net income and 100% of the REIT’s undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income.

We believe that we are organized, have operated and will continue to operate in a manner that will allow us to qualify as a REIT commencing with our first taxable year ended December 31, 2015. However, we cannot assure you that we are organized, have operated and will continue to operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

If our special voting stock and the class B LLC units are treated as a single stock interest in the Company, we could fail to qualify as a REIT.

We believe that the special voting stock and class B LLC units will be treated as separate interests in the Company and its predecessor entities, respectively. However, no assurance can be given that the IRS will not argue, or that a court would not find or hold, that the special voting stock and the class B LLC units should be treated as a single stock interest in the Company for U.S. federal income tax purposes. If the special voting stock and class B LLC units were treated as a single stock interest in the Company, it is possible that more than 50% in value of the outstanding stock of the Company could be treated as held by five or fewer individuals. In such a case, we could be treated as “closely held” and we could therefore fail to qualify as a REIT. Such failure would have significant adverse consequences. See “— Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock” above.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities through TRSs (as defined under “Material U.S. Federal Income Tax Consequences — Taxation of the Company as a REIT — Requirements for Qualification — Taxable REIT Subsidiaries”) and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20% (plus a 3.8% Medicare tax discussed below under “Material U.S. Federal Income Tax Consequences”). Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% (plus 3.8% Medicare tax) maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance.

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs (25% for taxable years ending on or before December 31, 2017), and no more than 25% of the value of our total assets may consist of “nonqualified” debt instruments issued by publicly offered REITs. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal income tax).

Under existing law, whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances. We intend to hold, and, to the extent within our control, to have any joint venture to which our Operating Partnership is a partner hold, properties for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, operating and developing the properties, and to make sales of our properties and other properties acquired subsequent to the date hereof as are consistent with our investment objectives. Based upon our investment objectives, we believe that overall, our properties should not be considered property held primarily for sale to customers in the ordinary course of business. However, it may not always be practical for us to comply with one of the safe harbors, and, therefore, we may be subject to the 100% penalty tax on the gain from dispositions of property if we otherwise are deemed to have held the property primarily for sale to customers in the ordinary course of business.

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred. For example, we anticipate that we would have to conduct any condominium or cooperative conversion of our Tribeca House properties and 141 Livingston Street property through a TRS.

REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Our ability to provide certain services to our tenants may be limited by the REIT rules, or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes. Clipper TRS will provide certain services at our properties.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs (25% for taxable years ending on or before December 31, 2017). In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

Clipper TRS and any other TRSs that we form will pay U.S. federal, state and local income tax on the TRSs’ taxable income, and the TRSs’ after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Possible legislative, regulatory or other actions could adversely affect our stockholders and us.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In particular, our portfolio of properties may be reassessed as a result of this offering. In particular, our portfolio of properties may be reassessed as a result of this offering. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

Risks Related to Ownership of Our Common Stock

A trading market for our common stock may not be sustained.

Our common stock began trading on the NYSE on February 10, 2017. The market for our common stock is new and an active trading market for our common stock may not be sustained. Accordingly, the liquidity of our common stock, your ability to sell your shares of common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly or annual operating results;

●	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

●	changes in market valuations of similar companies;

●	adverse market reaction to any increased indebtedness we incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the press or investment community;

●	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

●	our operating performance and the performance of other similar companies;

●	negative publicity regarding us specifically or our business lines generally;

●	changes in accounting principles; and

●	passage of legislation or other regulatory developments that adversely affect us or our industry.

Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

There are restrictions on ownership and transfer of our common stock.

To assist us in qualifying as a REIT, among other purposes, our charter generally limits beneficial ownership by any person to no more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our common stock or 9.8% of the aggregate value of all our outstanding stock. In addition, our charter contains various other restrictions on the ownership and transfer of shares of our stock. See “Description of Capital Stock — Restrictions on Ownership and Transfer.” As a result, an investor that purchases shares of our common stock in this offering may not be able to readily resell such common stock.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our board of directors is authorized, without approval of our common stockholders, to cause us to issue additional shares of our stock or to raise capital through the issuance of preferred stock, options, warrants and other rights on terms and for consideration as our board of directors in its sole discretion may determine.

Sales of substantial amounts of our common stock could dilute your ownership and could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In addition, our Operating Partnership may issue additional OP units and our LLC subsidiaries may issue additional LLC units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership or LLC subsidiaries, as applicable, and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, if applicable, to our Operating Partnership by our LLC subsidiaries and, therefore, the amount of distributions we can make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.

Future offerings of debt securities or preferred stock, which would rank senior to our common stock upon our bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to raise additional capital by making offerings of debt securities or additional offerings of equity securities, including preferred stock. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●

market and economic conditions affecting occupancy levels, rental rates, the overall market value of our properties, our access to capital and the cost of capital and our ability to refinance indebtedness;

●	economic or regulatory developments in New York City;

●	the single government tenant in our commercial buildings may suffer financial difficulty;

●	our ability to control operating costs to the degree anticipated;

●	the risk of damage to our properties, including from severe weather, natural disasters, climate change, and terrorist attacks;

●

risks related to financing, cost overruns, and fluctuations in occupancy rates and rents resulting from development or redevelopment activities and the risk that we may not be able to pursue or complete development or redevelopment activities or that such development or redevelopment activities may not be profitable;

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor; and

●	a transfer of a controlling interest in any of our properties may obligate us to pay transfer tax based on the fair market value of the real property transferred.

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2016 our portfolio consisted of five properties totaling approximately 2.9 million rentable square feet and was approximately 96.4% leased. These properties include the Flatbush Gardens complex, a 59-building residential complex, two properties in Downtown Brooklyn, one of which is exclusively commercial and one of which is mixed commercial and residential, the Tribeca House properties which consist of two nearly adjacent residential properties with some street level and mezzanine level retail space and an externally managed parking garage, and the Aspen property, which is a residential building with some street level retail space and an externally managed parking garage.

The table below presents an overview of the Company’s portfolio as of December 31, 2016:

Address	Submarket	Year Built/ Renovated	Leasable Sq. Ft.		# Units	Percent Leased	Annual Base Rental Revenue (in millions)	Net Effective Rent Per Square Foot
Multifamily
50 Murray Street	Manhattan	1964	395,848		389	89.2%	$23.6	$68.43
53 Park Place	Manhattan	1921	85,423		116	94.8%	$5.3	$66.31
Flatbush Gardens complex	Brooklyn	1950	1,734,885	(1)	2,496	96.9%	$35.7	$21.24
250 Livingston Street	Brooklyn	1920	26,819	(2)	36	87.6%	$1.2	$51.07
Aspen	Manhattan	2004	165,542		232	98.7%	$5.4	$33.05
			2,408,517		3,269	95.6%	$71.2	$30.93

Commercial
141 Livingston Street	Brooklyn	1959	206,084	(3)	1	100.0%	$8.3	$40.47
250 Livingston Street	Brooklyn	1920	266,569	(4)	1	100.0%	$5.6	$20.92
			472,653		2	100.0%	$13.9	$29.45

Retail
50 Murray Street (retail)	Manhattan		44,436		7	100.0%	$2.3	$51.07
50 Murray Street (parking)	Manhattan		24,200		1	100.0%	$1.1	$44.06
53 Park Place (retail)	Manhattan		8,600		1	100.0%	$0.3	$39.19
141 Livingston Street (parking/other)	Brooklyn		9,989	(3)	1	— (5)	$0.3	$32.68
250 Livingston Street (retail)	Brooklyn		990		1	100.0%	$0.1	$83.45
250 Livingston Street (parking)	Brooklyn						$0.3
Aspen (retail)	Manhattan		21,060		3	100.0%	$0.9	$45.09
Aspen (parking)	Manhattan		—		—	—	$0.3	—
			109,275		14	100.0%	$5.6	$51.36

Total			2,990,445		3,285	96.4%	$90.7	$31.46

____________

(1)	Comprises 59 buildings

(2)	Conversion of floors 9-12 into residential units occurred in 2003-2005, 2008-2009 and 2013, with renovation of residential units on the 12th floor from 2014 to the present.

(3)	Measured according to REBNY standards.

(4)	Has been remeasured to 353,895 square feet according to REBNY standards. Under renewal effective January 1, 2017, annual rental revenue increased to $8.2 million.

(5)	Month-to-month.

The table below presents an overview of commercial and retail lease expirations for 10 years beginning 2017.

Year	Number of Tenants	Total Area Square Feet	Gross Annual Rent	% Gross Annual Rental
2017	1	33,000	1,026,092	5.3%
2018	—	—	—	—
2019	3	9,838	548,125	2.8%
2020	1	294,144	8,375,060	43.9%
2021	—	—	—	—
2022	1	24,200	1,066,266	5.5%
2023	—	10,812	653,470	3.4%
2024	1	206,084	8.243,360	42.2%
2025	1	8,627	495,621	2.6%
2026	—	—	—	—

Descriptions of Our Properties

Tribeca House Properties

The Company purchased the 50 Murray Street and 53 Park Place buildings on December 15, 2014.

These buildings were built in 1964 and 1921, respectively, renovated in 2001, and comprise a total of 505 units which include studio and one- and two-bedroom apartments as well as retail space and parking. The buildings are both full service luxury rentals which include building finishes such as ceilings as high as 11 feet, stainless steel appliances and granite countertops and amenities such as a doorman, elevator, landscaped roof deck, rooftop basketball court, tenant lounge, game room, toddlers’ play room, in-house valet service and screening room. 50 Murray Street includes 389 units and 394,238 square feet and 53 Park Place includes 116 units and 85,423 square feet. Both buildings are unencumbered by rent regulation.

The properties also feature approximately 77,200 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space and an externally-managed garage. Tenants in this space include Equinox, a premium fitness club, and the Amish Market, a food market. Other tenants include AT&T, Starbucks and Apple Bank. The average lease duration of retail tenants is approximately nine years.

Following the refinancing of Tribeca House debt on November 9, 2016, there is $410 million in mortgage and mezzanine debt related to the Tribeca House properties, in the form a mortgage note of $335 million to Deutsche Bank and a $75 million mezzanine note to SL Green Finance. The notes bear interest at blended rate of one-month LIBOR plus 3.75%. Both the mortgage note and the mezzanine note mature on November 9, 2018 and give us the option to extend the maturity date of both loans together up to three one-year terms. David Bistricer and an entity controlled by Sam Levinson entered into guaranties of recourse obligations.

Property highlights include:

Location	•	50 Murray Street and 53 Park Place
Building Type	•	Residential
	•	Retail
Number of units	•	505 units
Other Amenities	•	Doorman
	•	Landscaped roof deck
	•	Rooftop basketball court
	•	Tenant lounge
	•	Game room
	•	Toddler’s play room
	•	In house valet service
	•	Screening room
Nearby rapid transit access	•	MTA Subway A, C, E, N, R, 1, 2, 3 trains
	•	PATH train

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s 59 buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,496 studio, one-bedroom, two-bedroom, and three-bedroom apartments and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the gross leasable area is 1,734,885 square feet.

Address	Block	Lot	Site Area (Sq. Ft.)	Net Leasable Area (Sq. Ft.)	No. of Units
3101 Foster Avenue	4964	47	60,000	118,320	168
1405 Brooklyn Avenue	5000	200	47,500	86,850	144
1402 Brooklyn Avenue	4981	50	161,655	292,920	420
1368 New York Avenue	4964	40	195,865	352,800	504
3505 Foster Avenue	4967	40	182,300	353,520	504
3202-24 Foster Avenue	4995	30	112,875	237,360	336
1401 New York Avenue	4981	1	138,745	293,115	420
Total			898,940	1,734,885	2,496

Community District 17 is a mixed-income community. We believe Flatbush Gardens represents an entry-level, low-cost option in the market and that we will increasingly draw tenants who have been priced out of other New York City sub-markets. The neighborhood surrounding the Flatbush Gardens complex is residential on all sides. The Newkirk Avenue subway station, which is serviced by the No. 2 and No. 5 trains, is located on the west side of the complex. Brooklyn College is located 0.6 miles along Nostrand Avenue to south of Flatbush Gardens. The No. 2 and No. 5 trains, which service both Flatbush Gardens and Brooklyn College, provide direct access to the west side and east side, respectively, of Manhattan, as well as other points in Brooklyn. Two larger regional medical centers are located within a mile of the complex.

There is $170 million in mortgage debt secured by Flatbush Gardens, as of December 31, 2016, in the form of two mortgage notes to New York Community Bank. A $150 million mortgage note matures on October 1, 2024 and has a fixed interest rate of 3.88%. A $20 million mortgage note also matures on October 1, 2024 and has an interest rate of 3.88% through September 2019, after which the interest is Prime plus 2.75% subject to an option to fix the rate. Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 3% if it occurs from October 1, 2016 through September 30, 2017, 2% if it occurs from October 1, 2017 through September 30, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. David Bistricer entered into guaranties of recourse obligations in connection with both notes for which we will indemnify him.

Property highlights include:

Building Type	•	Residential
Number of units	•	2,496 units
Other Amenities	•	Park-like space between buildings
	•	Parking lots
Nearby rapid transit access	•	MTA Subway 2, 5 trains

141 Livingston Street

The 141 Livingston Street property is a 15-story commercial property totaling 206,084 square feet located on a 0.26-acre site at 141 Livingston Street in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a new 10-year lease in December 2015, with effect as of June 2014. Under the agreement with the City of New York, the tenant has an option to terminate the lease after five years. However, if it decides to continue to occupy the building after five years, the rent will increase by 25%, or $2.1 million, beginning the sixth year of the lease. The 141 Livingston Street property is located in Downtown Brooklyn, approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-seat access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance from Barclays Center and Atlantic Avenue. Additionally, the property includes an adjacent lot at 22 Smith Street currently used as a parking lot having approximately 5,000 square feet.

There is $79.5 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2016, in the form of a mortgage note to New York Community Bank. The note bears interest at 3.875% and matures on June 1, 2028. We may prepay the debt in whole or in part, subject to a prepayment premium. David Bistricer and Sam Levinson entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify them.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Other Amenities	•	Elevators
	•	Parking
Nearby rapid transit access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

250 Livingston Street

250 Livingston Street is a 12-story mixed-use building with commercial and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. This space recently has been remeasured according to REBNY standards to approximately 353,000 square feet, an increase of approximately 33% consistent with the remeasurement described above at the nearby 141 Livingston Street property, which features a similar class of office space. There is 294,144 square feet of office space which is currently 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under two leases which each expire in August 2020. We recently entered into a lease renewal and amendment agreement with the City of New York for renewal of a lease that expired at the end of 2016 at $40.00 per square foot for increased square feet. Additionally, the property includes 36 units, or 26,819 square feet, of multi-family residential apartment units, which were developed by Clipper Equity in 2003 through 2013.

There is approximately $35 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2016, in the form of a mortgage note to Citigroup Global Markets Realty Corp., which has been securitized. The note requires monthly principal and interest payments of $179,000, bears interest of 4.00% and matures on May 6, 2023. We may prepay the debt within two months of May 6, 2023 in whole without having to pay a prepayment premium. David Bistricer entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify him.

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Tenant	•	City of New York
Other Amenities	•	Elevators
Nearby rapid transit access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

The Aspen property

On June 27, 2016, the Company purchased the Aspen property located at 1955 1st Avenue, New York, NY for $103 million. The property fronts the west side of First Avenue on the full block between 100th and 101st Streets, and comprises 186,602 square feet, 232 residential rental units, three retail units and a parking garage. The residential units are subject to regulations established by the HDC under which there are no rental restrictions on approximately 55% of the units and low and middle income restrictions on approximately 45% of the units. The residential units feature stainless steel appliances including a range, oven, refrigerator, microwave, and dishwasher. The project amenities include a courtyard, game-room, fitness center, clubhouse, laundry facilities and onsite below-grade garage parking.

There is $70 million in mortgage debt secured by Aspen as of December 31, 2016 in the form of a mortgage note with Capital One Multifamily finance LLC. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest-only payments through July 2017, monthly principal and interest payments of $321,000 from August 2017 through July 2028 based on a 30-year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

Location	•	1955 1st Avenue
Building Type	•	Residential
	•	Retail
Other Amenities	•	Courtyard, game room, fitness center
Nearby rapid transit access	•	MTA Subway 4, 5, 6 trains

Proposed acquisition of the Columbia Heights property

In January 2017, the Company entered into a letter of intent to purchase the Columbia Heights property located at 107 Columbia Heights in Brooklyn for $87.5 million. The property comprises approximately 154,000 square feet, 161 residential units and an indoor parking garage. Following completion of the acquisition, the Company plans to create twelve additional residential units by converting various public areas on the property. The property is located near the Clark Street subway stop, the Brooklyn-Queens Expressway, the Brooklyn Bridge, the Manhattan Bridge and multiple bus lines. Based on current market prices in the area, the units are expected to be leased at an average rental rate of $65-$75 per rentable square foot. The project amenities include various unit terraces, a roof top terrace, a fitness center and a landscaped garden. Although the building was fully renovated in 2007, the Company also plans to spend approximately $10 million to $15 million on further renovations and improvements, focusing on unit flooring and fixtures. We believe these improvements will allow us to achieve maximum rents over time. While the Company believes the completion of the acquisition is probable, it is subject to substantial uncertainties and there can be no assurance that it will be completed.

ITEM 3. LEGAL PROCEEDIngs

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations if determined adversely to us.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information:

Our common stock has been traded on the NYSE since February 9, 2017 with a high and low sales price through March 30, 2017 of $15.00 and $13.25.

Holders:

As of March 30, 2017, there were approximately 1,940 holders of record of our common stock.

Dividends:

There is no guarantee that we will make quarterly cash distributions to holders of our common stock. We may make distributions only when, as and if authorized by our board of directors from funds legally available for distribution. Our cash distribution policy may be changed at any time and is subject to certain restrictions, including the following:

●

we may lack sufficient cash to pay distributions on shares of our common stock for a number of reasons, including as a result of increases in our operating or general and administrative expenses, principal and interest payments on our debt, working capital requirements or cash needs;

●

our ability to make cash distributions to holders of our common stock depends on the performance of our subsidiaries and their ability to distribute cash to us and on the performance of our properties and tenants; and

●	the ability of our subsidiaries to make distributions to us may be restricted by, among other things, covenants in the instruments governing current or future debt of these subsidiaries.

 U.S. federal income tax law requires that we distribute annually at least 90% of our taxable income (without regard to the dividends paid deduction and excluding net capital gains). As a result, we expect to generally distribute a significant percentage of our available cash to holders of our common stock. Therefore, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. We expect that we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities to fund our acquisitions and capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional shares of common stock, our operating partnership issues OP units or our existing or new LLC subsidiaries issue LLC units in connection with any acquisitions or other transactions, the payment of distributions on those additional securities may increase the risk that we will be unable to maintain or increase our distributions to stockholders.

On December 4, 2015, we paid a cash dividend of $0.043333 per share (totaling $494,976) and on March 11, June 3, September 2 and December 2, 2016, we paid a cash dividend of $0.065 per share (each totaling $742,469). Any future distributions we make will be at the discretion of our board of directors and will depend on a number of factors, including prohibitions or restrictions under financing agreements, our charter or applicable law and other factors described below.

 We cannot assure you that our board of directors will not change our distribution policy in the future. Any distributions we pay in the future will depend upon our actual results of operations, liquidity, cash flows, financial condition, economic conditions, debt service requirements and other factors that could differ materially from our current expectations. Our actual results of operations, liquidity, cash flows and financial condition will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our ability to pay dividends and make other distributions to our stockholders, see “Risk Factors.”

Stockholder Return Performance:

Not applicable.

Securities Authorized For Issuance Under Equity Compensation Plans:

We have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan and 2015 Director Plan.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	380,744	-	619,256
2015 Director Plan	120,743	-	229,257
Equity compensation plans not approved by security holders
Total	501,487	-	848,513

Recent Sales of Unregistered Securities:

None.

Use of Proceeds from Registered Securities:

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214021) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 6,390,149 shares of our common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price to public of $13.50 per share. FBR Capital Markets & Co., Raymond James & Associates, Inc., Janney Montgomery Scott LLC and Wunderlich Securities, Inc. served as underwriters. On February 9, 2017, we closed the sale of such shares and on March 10, 2017, we closed the sale of the over-allotment option, resulting in aggregate net proceeds of approximately $78.2 million after deducting underwriting discounts and commission of $5.1 million and other offering expenses of approximately $3.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on February 9, 2017 pursuant to Rule 424(b).

item 6. SELECTED HISTORICAL FINANCIAL DATA.

Clipper Realty Inc. was incorporated under the laws of the state of Maryland on July 7, 2015. On August 3, 2015, we completed certain formation transactions and the sale of shares of our common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies that comprise the Predecessor, as described below, in exchange for class A LLC units in such LLCs and became the managing member of each LLC. The owners of the LLCs exchanged their interests for class B LLC units and an equal number of shares of our non-economic, special, voting stock. The class B LLC units (together with the shares of our special voting stock) are convertible into shares of our common stock and are entitled to distributions pursuant to the limited liability company agreements of the LLCs.

The Predecessor was a combination of the four LLCs, including one formed in 2014 in connection with the acquisition of the Tribeca House properties on December 15, 2014. The Predecessor did not represent a legal entity. The LLCs that comprised the Predecessor and the Company at formation were under common control.

As more fully described elsewhere in this Annual Report on Form 10-K, on June 27, 2016, we acquired the Aspen property. As a result, as of December 31, 2016, our properties included the following five properties:

●

Tribeca House properties in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 480,000 square feet of residential rental GLA and 77,236 of rental retail and parking GLA;

●	Flatbush Gardens in Brooklyn, a 59-building multi-family housing complex with 2,496 rentable units;

●	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,073 square feet of GLA;

●	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 294,378 square feet of GLA; and

●	the Aspen property located at 1955 1st Avenue, New York, NY, a 7-story residential and retail rental building with 186,602 square feet of GLA.

Following completion of the private offering and the formation transactions, the operations of the Company have been carried on primarily through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprise the Predecessor.

The Company has elected to be treated, commencing with its 2015 tax year, and intends to continue to qualify as, a REIT for U.S. federal income tax purposes. The following table shows selected consolidated financial data for the Predecessor and the Company for the periods indicated. You should read the selected historical financial data in conjunction with the more detailed information contained in the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Significant Accounting Policies,” real estate assets held for investment are carried at historical cost.

The Company’s and the Predecessor’s historical consolidated and combined balance sheet data as of December 31, 2016 and 2015 and consolidated and combined statements of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from historical financial statements audited by our independent auditors, whose report with respect thereto is included elsewhere in this Annual Report..

	(Dollars, share and Class B LLC units in thousands)
	Year ended December 31,
	2016	2015	2014
Consolidated Statement of Operations
Residential rental revenue	67,165	$60,784	$31,413
Commercial rental revenue	18,558	17,256	12,382
Tenant recoveries	4,061	3,477	2,415
Garage and other income	3,221	3,087	1,562
Total revenues	93,005	84,604	47,772
Operating Expenses
Property operating expenses	25,442	23,283	19,673
Real estate taxes and insurance	17,740	14,926	6,560
General and administrative	8,405	5,296	2,358
Acquisition costs	326	75	326
Depreciation and amortization	15,295	12,521	4,472
Total operating expenses	67,208	56,101	33,389
Income from operations	25,797	28,503	14,383
Interest expense, net	(38,136)	(36,703)	(9,145)
Net (loss) income	$(12,339)	(8,200)	$5,238
Net loss attributable to Predecessor and non-controlling interests	8,604	6,835
Dividends attributable to preferred shares	(19)	—
Net loss attributable to common stockholders	$(3,754)	$(1,365)
Basic and diluted loss per share	$(0.34)	$(0.12)
Weighted average per share/Class B LLC unit information:
Common shares outstanding	11,423	11,423
Class B LLC units outstanding	26,317	26,317
	37,740	37,740
Cash flow data
Operating activities	$9,350	$9,440	$7,472
Investing activities	(121,285)	(9,025)	(226,822)
Financing activities	$24,150	$115,760	$224,707
Non-GAAP measures
FFO(1)	$2,956	$4,321	$9,710
AFFO(1)	9,998	9,247	8,266
Adjusted EBITDA(2)	$43,743	$41,531	$18,482

	(Dollars, share and Class B LLC units in thousands)
	Year ended December 31,
	2016	2015	2014
Balance sheet data
Investment in real estate, net	$823,077	$726,107	$728,744
Cash and cash equivalents	37,547	125,332	9,157
Restricted cash	11,105	9,962	5,876
Total assets	905,208	881,118	766,856
Notes payable, net of unamortized debt costs	754,459	713,440	708,228
Total liabilities	778,992	734,741	729,659
Stockholders’ equity	38,201	44,303	—
Total equity	126,216	$146,377	$37,197
Property related data (unaudited)
Residential property rentable square feet
Flatbush Gardens	1,734	1,734	1,734
% occupied	96.9%	96.2%	94.4%
Tribeca House properties	481	479	479
% occupied	90.2%	83.5%	94.5%
250 Livingston Street	27	27	27
% occupied	87.6%	94.4%	90.0%
Commercial and retail property rentable square feet
141 Livingston Street (2015 data remeasured)	216	216	159
% occupied	100%	100.0%	100.0%
250 Livingston Street (2015 data remeasured)	353	353	353
% occupied	100%	99.7%	99.7%
Tribeca House properties	77	77	77
% occupied	100%	95.9%	95.9%

____________

(1)

FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO and AFFO as disclosed by other REITs might not be comparable to our calculation of FFO. For a further discussion about our use of FFO as a non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Funds from Operations and Adjusted Funds from Operations.”

The following table sets forth a reconciliation of FFO for the periods presented to net loss before allocation to non-controlling interests, as computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2016	2015	2014
FFO
Net (loss) income before allocation to non-controlling interests	$(12,339)	$(8,200)	$5,238
Real estate depreciation and amortization	15,295	12,521	4,472
FFO	$2,956	$4,321	$9,710

AFFO
FFO	$2,956	$4,321	$9,710

Real estate tax intangible amortization	1,476	1,328	238
Amortization of above and below-market leases	(1,730)	(1,714)	(1,450)
Straight-line rent adjustment	56	109	513
Amortization of debt origination costs	5,200	6,036	704
Interest rate cap mark-to-market	(139)	522	49
Amortization of LTIP awards	2,523	709	—
Acquisition costs	326	75	326
Recurring capital spending	(670)	(2,139)	(1,824)
AFFO	$9,998	$9,247	$8,266

(2)

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net (loss) income before allocation to non-controlling interests plus real estate depreciation and amortization, amortization of identifiable intangibles, interest expense, net, acquisition costs and stock based compensation. Other REITs may use different methodologies for calculating Adjusted EBITDA, and accordingly, our Adjusted EBITDA may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use Adjusted EBITDA to evaluate our performance because Adjusted EBITDA allows us to evaluate the operating performance of our company by measuring the core operations of property performance and administrative expenses available for debt service and capturing trends in rental housing and property operating expenses. However, Adjusted EBITDA should only be used as an alternative measure of our financial performance. For a further discussion about our use of Adjusted EBITDA as a non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted earnings before interest, income taxes, depreciation, amortization and stock based compensation.”

The following table reconciles Adjusted EBITDA to net (loss) income before allocation to non-controlling interests (amounts in thousands):

	Years ended December 31,
	2016	2015	2014
Adjusted EBITDA
Net (loss) income before allocation to non-controlling interests	$(12,339)	$(8,200)	$5,238
Depreciation and amortization	15,295	12,521	4,472
Amortization of real estate tax intangible	1,476	1,328	238
Amortization of above and below-market leases	(1,730)	(1,714)	(1,450)
Straight-line rent adjustment	56	109	513
Amortization of LTIP awards	2,523	709	—
Interest expense, net	38,136	36,703	9,145
Acquisition costs	326	75	326
Adjusted EBITDA	$43,743	$41,531	$18,482

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the captions “Selected Historical Financial Data,” “Cautionary Note Concerning Forward-Looking Statements” and in our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial statements for periods and as of dates prior to the formation transactions represent consolidated historical financials of the Predecessor.

Overview of Our Company

We are a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multi-family residential and commercial properties in the New York metropolitan area, with an initial portfolio in Manhattan and Brooklyn. The Company was formed to continue and expand the commercial real estate business of the Predecessor. Our primary focus is to continue to own, manage and operate our initial portfolio and to acquire and reposition additional multi-family residential and commercial properties in the New York metropolitan area. The Company has been organized and operates in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax law and elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

Clipper Realty was incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a REIT for U.S. federal income tax purposes.

On February 9, 2017 and March 10, 2017, the Company sold 6,390,149 shares of common stock to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,173. The Company contributed the proceeds to the Operating Partnership in exchange for units in the Operating Partnership.

The Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units); and

•	one residential/retail rental property at 1955 1st Avenue in Manhattan.

In addition, in February 2017, the Company entered into an agreement to purchase a 161 residential unit building for approximately $87.5 million, 65% to 75% of which will be funded with mortgage borrowings secured by the property, with the remainder to be funded with available cash resources, including from the net proceeds of this offering. Following completion of the acquisition, the Company plans to create twelve additional residential units in the Columbia Heights property by converting various public areas on the property. These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interest in the LLC subsidiaries generally entitles the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distribution to the continuing investors who hold class B LLC units in these LLC subsidiaries described below. The continuing investors own an aggregate amount of 26,317,396 class B LLC units, representing 68.8% of the Company’s common stock on a fully diluted basis (59.0% immediately following the IPO). Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive approximately 31.2% of the aggregate distributions from the LLC subsidiaries (41.0% immediately following this offering). The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property.

Our primary business objective is to enhance stockholder value by increasing cash flow from operations and total return to stockholders through the following strategies:

●	Increase existing below-market rents by repositioning of our portfolio and utilize solid market fundamentals at several of our properties.

●	Acquire additional properties with a focus on premier submarkets and assets utilizing the significant experience of our senior management.

●	Manage our properties to increase occupancy and rental rates, control operating expenses

●	Reposition assets through a capital program utilizing cash on hand and proceeds of the above-mentioned offerings.

We believe that the following competitive strengths distinguish our company from other owners and operators of commercial and multi-family residential properties:

●	Diverse portfolio of properties in the New York metropolitan area which is characterized by dense population, supply constraints and generally high rent.

●	Expertise in repositioning and managing multi-family residential properties.

●	Experienced management team with proven track record over generations.

●	Balance Sheet well positioned for future growth.

●	Strong internal rent growth prospects

As of December 31, 2016, we had approximately 180 employees who provide property management, maintenance, landscaping, construction management and accounting services.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail properties.

Trends

During 2016 and 2015, the Company’s properties generally experienced increasing demand. At the Company’s commercial property at 141 Livingston Street, in the Downtown Brooklyn neighborhood, the Company entered into a new lease in December 2015, effective as of June 2014 that provides for a 94% increase in rent per square foot and a 29% increase in rentable square feet through a remeasurement. At the Company’s nearby commercial property, also rented to the City of New York, the Company recently entered into a lease renewal and amendment agreement for the renewal of a lease that expired in December 2016. Each City of New York lease expires in August 2020. At the Company’s Flatbush Gardens residential apartment complex, the Company increased average rent per square foot from $18.88 at December 31, 2013 to $19.69 at December 31, 2014, $20.63 at December 31, 2015 and $21.24 at December 31, 2016. The Company purchased the Tribeca House properties in December 2014, and although operating the property for a short period of time, has increased average rent from $61.09 per square foot to $68.05 per square foot. No retail properties in these buildings have been subject to renewal.

Throughout 2014, 2015 and 2016, we have continued to benefit from lower interest rates. Our average interest rate as of December 31, 2016 is approximately 4.2% per annum. Short term interest rates continue to be at historically low levels and, as a result, we expect a continuation of favorable interest rates in the near term with rates rising as the economy improves.

Factors that May Influence Future Results of Operations

We derive approximately 75% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe we have expertise in operating, renovating and repositioning our properties. As we grow we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses.

A majority of the leases at our apartment communities are for approximately one-year terms, which generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason. Our ability to seek increased rents at our Flatbush Gardens property is limited, however, as a result of the rent stabilization laws and regulation of New York City. These generally limit the increase in rents we can charge at our Flatbush Gardens property upon lease renewal for approximately 47% of our tenants, effective October 1, 2016, to 0% for a one-year lease and 2% for a two-year lease. They also limit the maximum rent we can charge at our Flatbush Gardens property on new leases although, on average, the maximum rent is approximately 30% above our actual average rental rates for such leases. At our Aspen property, the residential units are subject to regulation established by the HDC under which there are no rental restrictions on approximately 55% of the units and low and middle income restrictions on approximately 45% of the units. There are no such rent stabilization restrictions at the Tribeca House properties and the 250 Livingston Street property.

We also incur costs on turnover of residents when one resident moves out and we prepare the apartment for a new resident. The costs include the costs of repainting and repairing apartment units, replacing obsolete or damaged appliances and re-leasing the units. While we budget for turnover and the costs associated therewith, our turnover cost may be affected by certain factors we cannot control. Excessive turnover and failure to properly manage turnover cost may adversely affect our operations and could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We seek earnings growth primarily through increasing rents and occupancy at existing properties, and acquiring additional apartment communities in markets complementing our existing portfolio locations. Our apartment and commercial properties are concentrated in four neighborhoods within the boroughs of Manhattan and Brooklyn in New York City which makes us susceptible to adverse developments in these markets. As a result, we are particularly affected by the local economic conditions in these markets, including, but not limited to, changes in supply of or demand for apartment units in our markets, competition for real property investments in our markets, changes in government rules, regulations and fiscal policies, including those governing real estate usage and tax, and any environmental risks related to the presence of hazardous or toxic substances or materials at or in the vicinity of our properties, which could negatively affect our overall performance.

We may be unable to accurately predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, continued volatility and uncertainty in the global, national, regional and local economies could make it more difficult for us to lease apartment, commercial and retail space and may require us to lease our apartment, commercial and retail space at lower rental rates than projected and may lead to an increase in resident defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at competitive prices. These conditions, or others we cannot predict, could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

In connection with the purchase of the Tribeca House and Aspen properties and the private offering, we have incurred substantial, one-time general and administrative expenses. Upon us becoming a public company with shares listed on a U.S. exchange, we will incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act, and the requirements of the national securities exchange on which our stock is listed.

Significant Accounting Policies

The accompanying consolidated and combined financial statements include the accounts and operations of the Company and its Predecessor. The entities that comprised the Predecessor have been combined on the basis that, for the periods presented, such entities were under common control.

Basis of Consolidation and Combination

The consolidated and combined financial statements of the Company and its Predecessor included elsewhere herein are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The consolidated and combined financial statements include the accounts of all entities in which the Company and its Predecessor has a controlling interest. All significant intercompany transactions and balances are eliminated in consolidation/combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed and the useful lives of long-lived assets. Actual results could materially differ from these estimates.

Investment in Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

Upon acquisition of real estate, the Company assesses the fair values of acquired tangible and intangible assets including land, buildings, tenant improvements, above and below-market leases, in-place leases and any other identified intangible assets and assumed liabilities. The Predecessor allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. In estimating fair value of tangible and intangible assets acquired, the Predecessor assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates, estimates of replacement costs, net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired above-market and below-market lease values initially based on the present value, using a discount rate which reflects the risks associated with the leases acquired based on the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed renewal options for the below-market leases. Other intangible assets acquired include amounts for in-place lease values and tenant relationship values (if any) that are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Predecessor’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commission, legal and other related expenses.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the assets less estimated cost to sell is less than the carrying value of the assets. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with closing expected to occur within the next twelve months. Real estate held for sale is carried at the lower of cost, net of accumulated depreciation, or fair value less cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for sale properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held-for-sale properties are capitalized at cost. Depreciation is not recorded on real estate held for sale.

If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balances of the related intangibles are written off. The tenant improvements and origination costs are amortized to expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements (in years)	10	–	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment (in years)	3	–	15

Capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods.

Deferred Costs

Deferred lease costs consist of fees incurred to initiate and renew operating leases. Lease costs are being amortized using the straight-line method over the terms of the respective leases. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized over the term of the financing and are recorded in interest expense in the combined financial statements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Revenue Recognition

Rental revenue for commercial leases is recognized on a straight-line basis over the terms of the respective leases. Rental income attributable to residential leases and parking is recognized as earned, which is not materially different from the straight-line basis. Leases entered into by residents for an apartment unit are generally for a one-year term, renewable upon consent of both parties on an annual or monthly basis. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs.

Internal Controls and Procedures

We have had limited accounting personnel and systems to adequately execute accounting processes and limited other supervisory resources with which to address internal controls over financial reporting. As such, our internal controls may not be sufficient to ensure that (1) all transactions are recorded as necessary to permit the preparation of financial statements in conformity with GAAP and (2) the design and execution of our controls has consistently resulted in effective review of our financial statements and supervision by individuals with financial reporting oversight roles.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, and are, therefore, not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following the first annual report required to be filed with the SEC. To comply with the requirements of being a public company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

Further, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an emerging growth company under the JOBS Act. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

Historical Results of Operations

Our focus throughout the years ended December 31, 2016, 2015 and 2014 was to manage our properties to optimize revenue and control costs at each property while continuing to renovate and reposition certain properties. The discussions below will identify the specific properties contributing to the changes in the results of operations. The discussion will focus on the properties the Company held for the full period in each comparison. Results of the Tribeca House properties for the years ended December 31, 2015 and in 2014, for the 17-day period of ownership, and the Aspen property for the 186-day period of ownership during the year ended December 31, 2016, are separately identified in the tables that follow.

Income Statement for the Years Ended December 31, 2016 and 2015 (in thousands)

	2016	Less: Aspen for 183 days	2016 excluding Aspen	2015	Increase (decrease)%
Revenues
Residential rental revenue	$67,165	$2,669	$64,496	$60,784	$3,712	6.1%
Commercial rental revenue	18,558	736	17,822	17,256	566	3.3%
Tenant recoveries	4,061	2	4,059	3,477	582	16.7%
Garage and other income	3,221	5	3,216	3,087	129	4.2%
Total revenues	93,005	3,412	89,593	84,604	4,989	5.9%
Operating Expenses
Property operating expenses	25,442	587	24,855	23,283	1,572	6.7%
Real estate taxes and insurance	17,740	339	17,401	14,926	2,475	16.6%
General and administrative	8,405	162	8,243	5,296	2,947	55.6%
Acquisition costs	326	132	194	75	119	158.7%
Depreciation and amortization	15,295	1,473	13,822	12,521	1,301	10.4%
Total operating expenses	67,208	2,693	64,515	56,101	8,414	15.0%
Income from operations	25,797	719	25,078	28,503	(3,425)	-12.0%
Interest expense, net	(38,136)	(1,432)	(36,704)	(36,703)	(1)	-1.1%
Net loss	$(12,339)	$(713)	$(11,626)	$(8,200)	$(3,426)	-41.8%

Revenue. Residential rental revenue, excluding Aspen, increased from $60,784 for the year ended December 31, 2015 to $64,496 for the year ended December 31, 2016 due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex and higher revenues on new leases at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $20.63 (97.0% occupancy) at December 31, 2015 to $21.24 (96.9% occupancy) at December 31, 2016. Rent increases on new leases for 2016 were approximately 25% and routine annual rent increases on renewed leases at Flatbush Gardens were approximately 3.4%.

Commercial rental revenue, excluding Aspen, increased from $17,256 for the year ended December 31, 2015 to $17,822 for the year ended December 31, 2016 primarily due to the commencement of the new retail lease at our Tribeca House property.

Tenant recoveries, excluding Aspen, increased from $3,477 for the year ended December 31, 2015 to $4,059 for the year ended December 31, 2016 primarily due to recoveries for higher real estate taxes and terms in one of the retail leases at our Tribeca House property which called for no escalation payments until July 2015.

Garage and other income, excluding Aspen, increased from $3,087 for the year ended December 31, 2015 to $3,216 for the year ended December 31, 2016, primarily due to increased storage fees at our Tribeca House property and damage fees collected at our 250 Livingston Street property.

Property Operations Expense. Property operating expenses, excluding Aspen, include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $23,283 for the year ended December 31, 2015 to $24,855 for the year ended December 31, 2016 primarily due to higher payroll at Flatbush Gardens and higher payroll and commissions at Tribeca House.

Real estate taxes and insurance expenses, excluding Aspen, increased from $14,926 for the year ended December 31, 2015 to $17,401 for the year ended December 31, 2016 primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties, the latter due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense, excluding Aspen, increased from $5,296 for the year ended December 31, 2015 to $8,243 for the year ended December 31, 2016 primarily due to executive compensation effected by the REIT formation transactions in August of 2015, which includes an increase in non-cash LTIP amortization of $1,814.

Depreciation and Amortization. Depreciation and amortization expense, excluding Aspen, increased from $12,521 for the year ended December 31, 2015 to $13,822 for the year ended December 31, 2016, due to additions to fixed assets.

Interest Expense, Net. Interest expense, net, excluding Aspen, was $36,703 for the year ended December 31, 2015 and $36,704 for the year ended December 31, 2016. This results from higher average outstanding debt in 2016 as a result of the refinancing of the 141 Livingston Street property in May 2016 and slightly higher LIBOR rate on the Tribeca House property loans partially offset by lower amortization of debt costs. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $5,061 and $6,558 for the year ended December 31, 2016 and 2015, respectively.

Net Loss. As a result of the foregoing, net loss, excluding Aspen, increased from $8,200 for the year ended December 31, 2015 to $11,626 for the year ended December 31, 2016.

Income Statement for the Years Ended December 31, 2015 and 2014 (in thousands)

	Year ended December 31, 2015			Year ended December 31, 2014
	2015	Less: Tribeca House FY 2015	2015 Excluding Tribeca House	2014	Less: Tribeca House 15 days	2014 Excluding Tribeca House	Other Changes	%
Revenues
Residential rental revenue	$60,784	$27,469	$33,315	$31,413	$1,381	$30,032	$3,283	10.9%
Commercial rental revenue	17,256	3,170	14,086	12,382	159	12,223	1,863	15.2%
Tenant recoveries	3,477	310	3,167	2,415	—	2,415	752	31.1%
Garage and other income	3,087	1,589	1,498	1,562	59	1,503	(5)	-0.4%
Total revenues	84,604	32,538	52,066	47,772	1,599	46,173	5,893	12.8%
Operating Expenses
Property operating expenses	23,283	4,613	18,670	19,673	406	19,267	(597)	-3.1%
Real estate taxes and insurance	14,926	8,086	6,840	6,560	338	6,222	618	9.9%
General and administrative	5,296	1,063	4,233	2,358	66	2,292	1,941	84.7%
Acquisition costs	75	—	75	326	211	115	(40)	-34.8%
Depreciation and amortization	12,521	8,059	4,462	4,472	363	4,109	353	8.6%
Total operating expenses	56,101	21,821	34,280	33,389	1,384	32,005	2,275	7.1%
Income from operations	28,503	10,717	17,786	14,383	215	14,168	3,618	25.5%
Interest expense, net	(36,703)	(24,945)	(11,758)	(9,145)	(1,078)	(8,067)	(3,691)	45.8%
Net (loss) income	$(8,200)	$(14,228)	$6,028	$5,238	$(863)	$6,101	$(73)	-1.2%

Revenue. Residential rental revenue, excluding the Tribeca House properties, increased from $30,032 in 2014 to $33,315 in 2015 due to higher revenues on new leases, higher occupancy and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex. Base rent per square foot increased at the Flatbush Gardens property from $19.69 (95.6% occupancy) at December 31, 2014 to $20.63 (97.0% occupancy) at December 31, 2015. Routine annual rent increases on renewed leases at Flatbush Gardens were approximately 1%.

Commercial rental revenue, excluding the Tribeca House properties, increased from $12,223 in 2014 to $14,086 in 2015 primarily due to the new lease with the City of New York at our 141 Livingston Street property. The lease, executed in December 2015 and effective June 1, 2014, included an 82% increase in base rent per square foot and a 37% increase in rentable space through a remeasurement over the previous agreement with the City of New York. The lease has a 10 year term with a termination option by the City of New York at the end of the fifth year.

Tenant recoveries, excluding the Tribeca House properties, increased from $2,415 in 2014 to $3,167 in 2015 primarily due to terms in the above-mentioned new lease related to the 141 Livingston Street property.

Garage and other income, excluding the Tribeca House properties, was $1,503 in 2014 and $1,498 in 2015, primarily at the Flatbush Gardens property.

Property Operations Expense. Property operating expenses, excluding the Tribeca House properties, include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased from $19,267 in 2014 to $18,670 in 2015 primarily due to lower utilities expense at all of the properties.

Real estate taxes and insurance expenses, excluding the Tribeca House properties, increased from $6,222 in 2014 to $6,840 in 2015.

General and Administrative Expense. General and administrative expense, excluding the Tribeca House properties, increased from $2,292 in 2014 to $4,233 in 2015 primarily due to incremental legal, insurance and accounting costs incurred in 2014 and 2015 for the formation transactions and the private offering, including accounting and auditing fees.

Depreciation and Amortization. Depreciation and amortization expense, excluding the Tribeca House properties, decreased from $4,109 in 2014 to $4,462 in 2015 due to fully depreciated assets, partially offset by additions.

Interest Expense, net. Interest expense, net, excluding the Tribeca House properties, increased from $8,067 in 2014 to $11,758 in 2015 due to higher outstanding borrowings on new loans obtained in September and December of 2014 secured by the Flatbush Gardens and 141 Livingston Street properties. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $753 and $2,317 in 2014 and 2015, respectively.

Tribeca House properties. Tribeca House properties net loss of $14,228 in 2015 included $8,059 of depreciation and amortization expense and $24,945 of interest charges of which $4,241 was amortization of debt issuance costs and interest rate cap mark-to-market.

Net Income. As a result of the foregoing, net income, excluding the Tribeca House properties, decreased from $6,101 in 2014 to $6,028 in 2015.

Liquidity and Capital Resources

On February 9, 2017, we completed our IPO (including the exercise in full of the over-allotment option which closed on March 10, 2017, which provided net proceeds of approximately $78.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We intend to use cash on hand and the net proceeds of the IPO to fund approximately $46 million in capital improvements, including the Columbia heights property acquisition, for operating purposes and to fund potential acquisitions, including the Columbia Heights property.

As of December 31, 2016, we had $754.5 million, net of unamortized issuance costs, of mortgage indebtedness secured by our properties and $37.5 million of cash of which we expect to use approximately $31.0 million for capital projects. Additionally, apart from regularly scheduled amortization, we also have $410.0 million of debt maturing in November 2018 subject to three one-year extension options as a result of the Tribeca House refinancing, $35.1 million of debt maturing in May 2023, $170.0 million of debt maturing in October 2024, $70.0 million maturing in July 2028 and $79.5 million maturing in June 2028. No assurance can be given that we will be able to refinance any of these loans on favorable terms or at all.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gains, to stockholders on an annual basis. We expect that these needs will be met from cash generated from operations and other sources, including proceeds from secured mortgages and unsecured indebtedness, proceeds from additional equity issuances and cash generated from the sale of property.

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through proceeds of the private offering and net cash provided by operations, and we believe we will have sufficient resources to meet our short-term liquidity requirements. We believe that net cash provided by operations will be adequate to meet the REIT operating requirements in both the short and the long-term.

Our principal long-term liquidity needs will primarily be to fund major renovation and upgrading projects, debt payments and retirements at maturity and additional property acquisitions. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings.

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot assure you that this will be the case. Our ability to secure additional debt will depend on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

We believe that our current cash flows from operations, coupled with additional mortgage debt, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries.

Property-Level Debt

The mortgages and mezzanine notes which are collateralized by their respective properties, member’s interest in the properties and assignment of leases, and the principal amounts outstanding as of December 31, 2016 were as follows:

Property	Maturity	Interest Rate	Principal Amount Outstanding (in thousands)
Flatbush Gardens	10/1/2024	3.88%	$150,000
Flatbush Gardens	10/1/2024	3.88%	20,000
250 Livingston Street	5/6/2023	4.00%	35,093
141 Livingston Street	6/1/2028	3.88%	79,500
Tribeca House properties	11/9/2018	Libor + 3.75%	410,000
Aspen	7/1/2028	3.68%	70,000
			$764,593

Tribeca House properties

There is $410 million in mortgage and mezzanine debt related to the Tribeca House properties, in the form a mortgage note of $335 million to Deutsche Bank and a $75 million mezzanine note to SL Green Finance. Both the mortgage note and the mezzanine note mature on November 9, 2018 and give us the option to extend the maturity date up to three one-year terms. Under the mortgage note, we have the option to prepay the balance in whole, but not in part without a prepayment penalty. Under the mezzanine note, we have the option to prepay the balance in whole, but not in part. In connection with both the mortgage and mezzanine debt, David Bistricer and an entity controlled by Sam Levinson entered into guaranties of recourse obligations.

Flatbush Gardens

There is $170 million in mortgage debt secured by Flatbush Gardens, as of December 31, 2016, in the form of two mortgage notes to New York Community Bank. A $150 million mortgage note matures on October 1, 2024 and has a fixed interest rate of 3.88%. A $20 million mortgage note also matures on October 1, 2024 and has an interest rate of 3.88% through September 2019, after which the interest is Prime plus 2.75% subject to an option to fix the rate. Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 4% if the prepayment occurs prior to December 31, 2017, 2% if it occurs from October 1, 2017 through December 31, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. David Bistricer entered into guaranties of recourse obligations in connection with both notes.

141 Livingston Street

There is $79.5 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2016, in the form of a mortgage note to New York Community Bank. The note bears interest at 3.875% and matures on June 1, 2028. We may prepay the debt in whole or in part, subject to a prepayment premium. David Bistricer and Sam Levinson entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is approximately $35 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2016, in the form of a mortgage note to Citigroup Global Markets Realty Corp, which has been securitized. The note requires monthly principal and interest payments of $179,000, bears interest of 4.00% and matures on May 6, 2023. We may prepay the debt within two months of May 6, 2023 in whole without having to pay a prepayment premium. David Bistricer entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify him.

The Aspen Property

There is $70 million in mortgage debt secured by Aspen as of December 31, 2016 in the form of a mortgage note with Capital One Multifamily finance LLC. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest-only payments through July 2017, monthly principal and interest payments of $321,000 from August 2017 through July 2028 based on a 30-year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements under terms as of December 31, 2016 of our debt:

	(in thousands)
	Principal	Interest	Total
2017	4,490	32,127	36,617
2018	416,731	30,808	447,539
2019	6,678	13,426	20,104
2020	5,332	14,869	20,201
2021	5,560	14,641	20,201
Thereafter	325,802	54,764	380,566
Total	$764,593	$160,635	$925,228

The Company is also obligated to provide parking through 2020 under a lease with a tenant at the property on 250 Livingston Street at a cost of approximately $160,000 per year.

Cash Flows for the Years ended December 31, 2016 and 2015 (in thousands)

	Year Ended December 31,
	2016	2015
Operating activities	$9,350	$9,440
Investing activities	$(121,285)	$(9,025)
Financing activities	$24,150	$115,760

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2016 and 2015 were as follows:

Net cash flow provided by operating activities was $9,350 for the year ended December 31, 2016 as compared to $9,440 for the years ended December 31, 2015. The change principally reflects executive compensation recorded for only five months in 2015 following the offering of common stock under Rule 144A on August 5, 2015, the collection in 2015 of a large prior year outstanding receivable on the 141 Livingston Street property, offset by an increase in receivables at the Flatbush Gardens property.

Net cash used in investing activities was $121,285 for the year ended December 31, 2016 as compared to $9,025 for the year ended December 31, 2015. The increase in 2016 as compared to 2015 reflects the cost of acquisition of the Aspen property acquired in June 2016 and higher capital costs in 2016 of apartment and building renovations at the Flatbush Gardens, Tribeca House and 141 Livingston Street properties in connection with our property development plans.

Net cash provided by financing activities was $24,150 for the year ended December 31, 2016 as compared to $115,760 for the year ended December 31, 2015. The decrease from 2015 reflects the 2015 proceeds from the sale of common stock, the 2016 net repayment of debt in refinancing higher cost debt at Tribeca House offset by the new mortgage relating to the Aspen acquisition and the net increase in debt from refinancing the mortgage at the 141 Livingston Street property.

Cash Flows for the Years Ended December 31, 2015 and 2014 (in thousands)

	Year Ended December 31,
	2015	2014
Operating activities	$9,440	$7,472
Investing activities	$(9,025)	$(226,822)
Financing activities	$115,760	$224,707

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2015 and 2014 were as follows:

Net cash flow provided by operating activities was $9,440 in 2015 as compared to $7,472 in 2014. 2015 reflects the collection of a receivable from the City of New York in May 2015 relating to the lease at the 141 Livingston Street property that had been unpaid since June 1, 2014, partially offset by interest expense on the $360,000 mortgage payable and the $100,000 mezzanine note payable entered into in connection with the acquisition of the Tribeca House properties discussed above and increase in restricted cash balances.

Net cash used in investing activities was $9,025 in 2015 as compared to $226,822 in 2014. The decrease in 2015 as compared to 2014 reflects the cost of acquisition of the Tribeca House property acquired in December 2014 offset in part by higher capital costs in 2015 of apartment and building renovations at Flatbush Gardens and Tribeca House properties in December 2015.

Net cash provided by financing activities was $115,760 in 2015 and $224,707 in 2014. Amounts in 2015 reflect $130,199 net cash received from the sale of common stock net of costs on August 3, 2015, a contribution of $2,357 by members of the Predecessor and distributions of $15,884 to members of the Predecessor before the sale of common stock. Amounts in 2014 reflect $188,739 debt, net of costs, incurred in connection with the acquisition of the Tribeca House properties in December 2014 and $36,623 of net distributions in connection with the formation transactions and offering. Both periods included scheduled principal payments of mortgage debt.

Income Taxes

No provision has been made for income taxes since all of the Company’s operations are held in pass-through entities and accordingly the income or loss of the Company is included in the individual income tax returns of the partners or members.

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our first taxable year ended December 31, 2015. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We believe that we are organized and operate in a manner that will enable us to qualify and be taxed as a REIT and we intend to continue to operate so as to satisfy the requirements for qualification as a REIT for federal income tax purposes.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated historical financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties which comprise approximately 75% of our revenue are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and Adjusted EBITDA, all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

While management and the investment community in general believes that presentation of these measures provides useful information to investors, neither FFO, AFFO nor Adjusted EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) or operating income as an indication of our performance. We believe that to understand our performance further, FFO, AFFO and Adjusted EBITDA should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Funds from Operations and Adjusted Funds from Operations

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with GAAP), excluding gains (losses) from sales of property (and impairment adjustments), plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is consistent with FFO as defined by NAREIT.

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight line rent adjustments to revenue from long-term leases and amortization costs incurred in originating debt.

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation and valuation adjustments from net income. We consider FFO useful in evaluating potential property acquisitions and measuring operating performance. We further consider AFFO useful in determining funds available for payment of distributions. FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP. You should not consider FFO and AFFO to be alternatives to net income as a reliable measure of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO and AFFO.

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, as computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2016	2015	2014
FFO
Net (loss) income before allocation to non-controlling interests	$(12,339)	$(8,200)	$5,238
Real estate depreciation and amortization	15,295	12,521	4,472
FFO	$2,956	$4,321	$9,710

AFFO
FFO	$2,956	$4,321	$9,710

Real estate tax intangible amortization	1,476	1,328	238
Amortization of above and below-market leases	(1,730)	(1,714)	(1,450)
Straight-line rent adjustment	56	109	513
Amortization of debt origination costs	5,200	6,036	704
Interest rate cap mark-to-market	(139)	522	49
Amortization of LTIP awards	2,523	709	—
Acquisition costs	326	75	326
Recurring capital spending	(670)	(2,139)	(1,824)
AFFO	$9,998	$9,247	$8,266

Adjusted earnings before interest, income taxes, depreciation, amortization and stock based compensation

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net (loss) income before allocation to non-controlling interests plus real estate depreciation and amortization, amortization of identifiable intangibles, interest expense, net, and acquisition costs and stock based compensation. Other REITs may use different methodologies for calculating Adjusted EBITDA, and accordingly, our Adjusted EBITDA may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use Adjusted EBITDA to evaluate our performance because Adjusted EBITDA allows us to evaluate the operating performance of our company by measuring the core operations of property performance and administrative expenses available for debt service.

However, Adjusted EBITDA should only be used as an alternative measure of our financial performance. The following table reconciles Adjusted EBITDA to net (loss) income:

	Years ended December 31,
	2016	2015	2014
Adjusted EBITDA
Net (loss) income before allocation to non-controlling interests	$(12,339)	$(8,200)	$5,238
Depreciation and amortization	15,295	12,521	4,472
Amortization of real estate tax intangible	1,476	1,328	238
Amortization of above and below-market leases	(1,730)	(1,714)	(1,450)
Straight-line rent adjustment	56	109	513
Amortization of LTIP awards	2,523	709	—
Interest expense, net	38,136	36,703	9,145
Acquisition costs	326	75	326
Adjusted EBITDA	$43,743	$41,531	$18,482

Recent Accounting Pronouncements

See Note 3 of Notes to the consolidated and combined financial statements included in Item 15 for information relating to new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To manage this risk, we purchased interest rate caps on approximately $410 million of the $764.6 million principal amount of mortgage debt outstanding as of December 31, 2016 that would provide interest protection if one month LIBOR exceeds 2.0%.

A one percent increase in interest rates on our $410 million of variable rate mortgage debt would decrease annual net income by approximately $4.1 million, and a decrease in LIBOR, which was 0.77% as of December 31, 2016, to zero percent would increase annual net income by approximately $3.2 million.

The fair value of the Company’s notes payable was approximately $749.3 million and $712.9 million as of December 31, 2016 and 2015, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be set forth in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 will be set forth in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(1) We have filed the following documents as part of this Annual Report on Form 10-K:

Consolidated and Combined Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated and Combined Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F-4
Consolidated and Combined Statements of Equity for the years ended December 31, 2016, 2015 and 2014	F-5
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated and Combined Financial Statements	F-7

(2) Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation	F-23

(3) Exhibits

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Members of Clipper Realty Inc. and Predecessor
Brooklyn, NY 11219

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. and Predecessor (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, equity and cash flows for the years ended December 31, 2016, 2015 and 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Clipper Realty Inc. and Predecessor as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014 in accordance with accounting principles generally accepted in the United States of America.

Also in our opinion, the financial statements schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, NY
March 30, 2017

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2016	December 31, 2015

ASSETS
Investment in real estate
Land and improvements	$433,666	$384,437
Building and improvements	435,318	376,225
Tenant improvements	2,986	2,525
Furniture, fixtures and equipment	9,281	7,592
Total Investment in real estate	881,251	770,779
Accumulated depreciation	(58,174)	(44,672)
Investment in real estate, net	823,077	726,107
Cash and cash equivalents	37,547	125,332
Restricted cash	11,105	9,962
Tenant and other receivables, net of allowance for doubtful accounts of $2,768 and $2,534, respectively	4,485	1,476
Deferred rent	3,825	3,881
Deferred costs and intangible assets, net	13,953	5,267
Prepaid expenses and other assets	11,216	9,093
TOTAL ASSETS	$905,208	$881,118
LIABILITIES AND EQUITY
Notes payable, net of unamortized loan costs of $10,134 and $7,303, respectively	754,459	$713,440
Accounts payable and accrued liabilities	8,982	5,326
Security deposits	6,248	5,558
Below-market leases, net	6,862	7,848
Other liabilities	2,441	2,569
TOTAL LIABILITIES	778,992	$734,741
Preferred stock, $0.01 par value, 12.5% Series A Cumulative Non-Voting Preferred Stock; $137,500 liquidation preference, 132 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 11,422,606 issued and outstanding	114	114
Additional paid-in-capital	46,671	46,049
Accumulated deficit	(8,584)	(1,860)
Total stockholders’ and predecessor equity	38,201	44,303
Non-controlling interests	88,015	102,074
TOTAL EQUITY	126,216	146,377
TOTAL LIABILITIES AND EQUITY	$905,208	$881,118

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Operations

(In thousands)

	Years Ended December 31,
	2016	2015	2014

REVENUES
Residential rental income	$67,165	$60,784	$31,413
Commercial income	18,558	17,256	12,382
Tenant recoveries	4,061	3,477	2,415
Garage and other income	3,221	3,087	1,562
TOTAL REVENUES	93,005	84,604	47,772

OPERATING EXPENSES
Property operating expenses	25,442	23,283	19,673
Real estate taxes and insurance	17,740	14,926	6,560
General and administrative	8,405	5,296	2,358
Acquisition costs	326	75	326
Depreciation and amortization	15,295	12,521	4,472
TOTAL OPERATING EXPENSES	67,208	56,101	33,389

INCOME FROM OPERATIONS	25,797	28,503	14,383

Interest expense, net	(38,136)	(36,703)	(9,145)

Net (loss) income	$(12,339)	$(8,200)	$5,238

Less:
Net loss attributable to Predecessor	—	3,690
Net loss attributable to non-controlling interests	8,604	3,145
Dividends attributable to preferred shares	(19)	—
Net loss attributable to common stockholders	$(3,754)	$(1,365)
Basic and diluted loss per share	$(0.34)	$(0.12)

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Equity

(In thousands, except for share data)

	Preferred Shares	Number of common shares	Common Stock	Additional paid-in- capital	Accumulated deficit	Predecessor Equity	Total Stockholders’ and Predecessor equity	Non- controlling interests	Total equity
Predecessor
Balance December 31, 2013	—	—	—	—	—	(4,664)	(4,664)	—	(4,664)
Contributions	—	—	—	—	—	104,073	104,073	—	104,073
Distributions	—	—	—	—	—	(67,450)	(67,450)	—	(67,450)
Net (loss) Income	—	—	—	—	—	5,238	5,238	—	5,238
Balance December 31, 2014	—	—	—	—	—	37,197	37,197	—	37,197

Contributions	—	—	—	—	—	2,357	2,357	—	2,357
Distributions	—	—	—	—	—	(14,233)	(14,233)	—	(14,233)
Net Loss	—	—	—	—	—	(3,690)	(3,690)	—	(3,690)
Balance August 3, 2015	—	—	—	—	—	21,631	21,631	—	21,631

Clipper Realty Inc.
Net proceeds from sale of common shares	—	10,666,667	$107	$130,092	$—	$—	$130,199	$—	$130,199
Formation transaction	—	755,939	7	(84,043)	—	(21,631)	(105,667)	105,667	—
Amortization of LTIP grants	—	—	—	—	—	—	—	709	709
Dividends and distributions	—	—	—	—	(495)	—	(495)	(1,157)	(1,652)
Net loss	—	—	—	—	(1,365)	—	(1,365)	(3,145)	(4,510)
Balance December 31, 2015	—	11,422,606	114	46,049	(1,860)	—	44,303	102,074	146,377

Costs in connection with issuance of common and preferred shares	—	—	$—	$(526)	$—	$—	$(526)	$—	$(526)
Proceeds from issuance of 132 preferred shares	132	—	—	132	—	—	132	—	132
Amortization of LTIP grants	—	—	—	—	—	—	—	2,523	2,523
Dividends and distributions	—	—	—	—	(2,989)	—	(2,989)	(6,962)	(9,951)
Net loss	—	—	—	—	(3,735)	—	(3,735)	(8,604)	(12,339)
Reallocation of noncontrolling interest	—	—	—	1,016	—	—	1,016	(1,016)	—
Balance December 31, 2016	$132	11,422,606	$114	$46,671	$(8,584)	$—	$38,201	$88,015	$126,216

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,339)	$(8,200)	$5,238
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,502	11,662	4,034
Amortization of deferred financing costs	5,200	6,036	704
Amortization of deferred costs and intangible assets	3,269	2,187	712
Amortization of above and below market leases	(1,730)	(1,714)	(1,450)
Deferred rent	56	109	513
Stock-based compensation	2,523	709	—
Change in fair value of interest rate caps	(139)	522	49
Changes in operating assets and liabilities:
Restricted cash	(768)	(4,086)	14,372
Accounts and other receivables	(3,009)	2,635	(3,220)
Prepaid expenses, other assets and deferred costs	(979)	(2,004)	(3,594)
Accounts payable and accrued liabilities	3,656	382	1,870
Related party payables	—	—	(14,821)
Security deposits	238	98	3,081
Other liabilities	(130)	1,104	(16)
Net cash provided by operating activities	9,350	9,440	7,472

CASH FLOW FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(18,162)	(9,025)	(2,542)
Increase in restricted cash	—	—	(2,000)
Cash paid in connection with acquisition of real estate	(103,123)	—	(222,280)
Net cash used in investing activities	(121,285)	(9,025)	(226,822)

CASH FLOW FROM FINANCING ACTIVITIES
Costs in connection with issuance of common and preferred stock	(1,590)	(13,801)	—
Proceeds from sale of common and preferred stock	132	144,000	—
Payments of notes payable	(515,650)	(737)	(655)
Proceeds from notes payable	559,500	—	200,000
Contributions	—	2,357	104,073
Dividends and distributions	(9,951)	(15,884)	(67,450)
Loan costs and other	(8,291)	(175)	(11,261)
Net cash provided by financing activities	24,150	115,760	224,707

Net (decrease) increase in cash and cash equivalents	(87,785)	116,175	5,357
Cash and cash equivalents - beginning of period	125,332	9,157	3,800
Cash and cash equivalents - end of period	$37,547	$125,332	$9,157

Supplemental cash flow information:
Cash paid for interest	$33,536	$31,005	$7,389

Supplemental non cash investing and financing activities:
Assumption of loan in connection with acquisition of real estate	—	—	$335,000

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Notes to Consolidated and Combined Financial Statements

(In thousands)

1. Organization

Clipper Realty Inc. (the “Company” or “We”) was organized in the state of Maryland on July 7, 2015. On August 3, 2015, we completed certain formation transactions and the sale of shares of common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies (“LLC’s”) that comprise the Predecessor, as described below, in exchange for class A LLC units in such LLC’s and became the managing member of such LLC’s. The owners of the LLC’s exchanged their interests for class B LLC units and an equal number of special, non-economic, voting stock in the Company. The class B LLC units, together with the special voting shares, are convertible into common shares of the Company on a one-for-one basis and are entitled to distributions.

On February 9, 2017, the Company closed an initial public offering of 6,390,149 shares of its common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.2 million. We contributed the proceeds of the IPO to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership.

The predecessor to the Company (the “Predecessor”) was a combination of four limited liability companies, including one formed in 2014 in connection with the acquisition of a property on December 15, 2014. The Predecessor did not represent a legal entity. The LLC’s that comprised the Predecessor and the Company at formation were under common control.

On December 15, 2014, the Predecessor acquired the properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan, New York. On June 27, 2016, the Operating Partnership acquired the property at 1955 First Avenue in Manhattan, known as the Aspen (“Aspen”), with approximately 186,582 square feet of GLA. As a result, as of December 31, 2016, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House properties in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 480,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,236 of rental retail and parking GLA;

•	Flatbush Gardens in Brooklyn, comprised of a 59-building multi-family housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,073 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 294,378 square feet of GLA; and

•

Aspen property in Manhattan, a seven-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 of rental retail GLA.

Following completion of the private offering and the formation transactions, the operations of the Clipper Realty, Inc. and its consolidated subsidiaries (the “Company”) have been carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLC’s that comprise the Predecessor.

At December 31, 2016, The Company’s interest, through the operating partnership, in the LLC subsidiaries that own the properties generally entitles it to 30.3% of the aggregate cash distributions from, and the profits and losses.

As further discussed in Note 3, upon adoption of ASU 2015-02, the Company determined that the property owning LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Sale of Common Stock and Formation Transactions

As discussed in Note 1, subsequent to December 31, 2016, the Company sold an aggregate of 6,390,149 shares of common stock to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,173.

On August 3, 2015, the Company sold 10,666,667 shares of common stock to private investors at a price of $13.50 per share. The proceeds, net of offering costs, were approximately $130,199.

The Company contributed the net proceeds of the common stock offerings to the Operating Partnership in exchange for units in the Operating Partnership as described in Note 1.

The following is a summary of the Company’s Statement of Operations for the period from August 3, 2015 through December 31, 2015 and the Predecessor’s Statements of Operations for the period from January 1, 2015 through August 2, 2015. These amounts are included in the consolidated and combined statement of operations herein for the year ended December 31, 2015. All balances as of December 31, 2014 in the consolidated and combined statement of operations are those of the Predecessor.

	Clipper Realty Inc.	Predecessor
	August 3, 2015 – December 31, 2015	January 1, 2015 – August 2, 2015
REVENUES
Residential rental income	$24,902	$35,882
Commercial income	7,091	10,165
Tenant recoveries	1,433	2,044
Garage and other income	1,779	1,308
TOTAL REVENUES	35,205	49,399

OPERATING EXPENSES
Property operating expenses	9,611	13,672
Real estate taxes and insurance	6,774	8,152
General and administrative	2,861	2,435
Acquisition costs	75	—
Depreciation and amortization	5,292	7,229
TOTAL OPERATING EXPENSES	24,613	31,488

INCOME FROM OPERATIONS	10,592	17,911

Interest expense, net	(15,102)	(21,601)

Net loss	(4,510)	$(3,690)

Less:
Net loss attributable to non-controlling interests	3,145

Net loss attributable to stockholders	$(1,365)

3. Significant Accounting Policies

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements of the Company and the Predecessor are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all intercompany balances has been eliminated. The consolidated and combined financial statements include the accounts of all entities in which the Company and the Predecessor have a controlling interest. The ownership interests of other investors in these entities are recorded as noncontrolling interest. The Predecessor entities have been combined on the basis that, for the periods presented, such entities were under common control.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Investment in Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

Upon acquisition of real estate, the Company assesses the fair values of acquired tangible and intangible assets including land, buildings, tenant improvements, above and below-market leases, in-place leases and any other identified intangible assets and assumed liabilities. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. In estimating fair value of tangible and intangible assets acquired, the Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates, estimates of replacement costs, net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired above-market and below-market lease values initially based on the present value, using a discount rate which reflects the risks associated with the leases acquired based on the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed renewal options for the below-market leases. Other intangible assets acquired include amounts for in-place lease values and tenant relationship values (if any) that are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commission, legal and other related expenses.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2016 and 2015.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the assets less estimated cost to sell is less than the carrying value of the assets. Properties classified as real estate held for sale generally represent properties that are actively marketed or contracted for sale with closing expected to occur within the next twelve months. Real estate held for sale is carried at the lower of cost, net of accumulated depreciation, or fair value less cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for sale properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held-for-sale properties are capitalized at cost. Depreciation is not recorded on real estate held for sale.

If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balances of the related intangibles are written off. The tenant improvements and origination costs are amortized to expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements (in years)	10	-	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment (in years)	3	-	15

The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity of three months or less when purchased. The Company maintains some of its cash in bank deposit accounts, which, at times, may exceed the federally insured limit. No losses have been experienced related to such accounts.

Restricted Cash

Restricted cash generally consists of escrows for future real estate taxes and insurance expenditures, repairs and capital improvements and security deposits.

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods.

Deferred Costs

Deferred lease costs consist of fees incurred to initiate and renew operating leases. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized over the term of the financing and are recorded in interest expense in the consolidated and combined financial statements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Cost incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2016 and 2015, the Company did not own any financial instruments for which the change in value was not reported in net income accordingly and its comprehensive income was its net income as presented in the consolidated and combined statements of operations.

Revenue Recognition

Rental revenue for commercial leases is recognized on a straight-line basis over the terms of the respective leases. Rental income attributable to residential leases and parking is recognized as earned, which is not materially different from the straight-line basis. Leases entered into by a resident for an apartment unit are generally for a one year term, renewable upon consent of both parties on an annual or monthly basis. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Compensation — Stock Compensation.” As such, all equity based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date of grant.

The following is a summary of awards during the year ended December 31, 2016 and 2015.

Unvested Restricted Shares and LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	378,333	13.50
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2015	378,333	$13.50
Granted	123,148	$13.50
Vested	(17,964)	—
Forfeited	—	—
Unvested at December 31, 2016	483,517	$13.50

As of December 31, 2016 and December 31, 2015, there was $3.5 million and $6.0 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2016, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.5 years.

On August 8, 2016, the Company granted 15,742 LTIP units to a non-employee director, with an estimated fair value of approximately $212,000.

Income Taxes

The Company elected to be taxed and to operate in a manner that will allow it to qualify as a REIT under the U.S. Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2015. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. The entities comprising the Predecessor are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal, state or local income or franchise taxes in the accompanying consolidated and combined financial statements.

In accordance with the FASB ASC Topic 740, the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on its or the Predecessor’s financial position or results of operation. The prior three years’ income tax returns are subject to review by the Internal Revenue Service.

The Company has determined that the cash distributed to the stockholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2016	2015
Ordinary income	—	—
Capital gain	—	—
Return of capital	100%	100%
	100%	100%

Fair Value Measurements

Refer to Note 9, “Fair Value of Financial Instruments”.

Derivative Financial Instruments

The FASB derivative and hedging guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by the FASB guidance, the Company records all derivatives on the consolidated and combined balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2016 and 2015, the Company has unvested LTIP Units (Note 3) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted earnings (loss) per share pursuant to the two-class method. The Company does not have diluted securities as of December 31, 2016 or 2015.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted earnings (loss) per share, as the effect would be anti-dilutive. The income (loss) allocable to such units is reflected as noncontrolling interests in the accompanying consolidated and combined financial statements.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

(dollar in thousands, except per share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015
	(unaudited)
Numerator
Net loss attributable to common stockholders	$(3,754)	$(1,365)
Less: net income attributable to participating securities	(120)	(16)
	$(3,874)	$(1,381)

Denominator
Common shares outstanding	11,423	11,423

Basic and diluted loss per share attributable to common stockholders	$(0.34)	$(0.12)

Recently Issued Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting period within that reporting period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations – Clarifying the Definition of a Business." ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact ASU 2014-15 will have on its consolidated financial statements; however, it is expected that the new standard would reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating when to adopt ASU No. 2016-18.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the first annual reporting period beginning after December 15, 2017. The Company is currently evaluating the effect that ASU No. 2016-15 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In October 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments require adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects to be recognized in the current-period financial statements. Prior periods should no longer be adjusted. The new standard takes effect in 2016 for public companies and early adoption is permitted. ASU 2015-16 did not have a material impact on the Company’s consolidated and combined financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The amendments also require the amortization of debt issuance costs to be reported as interest expense, which we believe is largely consistent with current practice. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. On January 1, 2016, the Company adopted ASU 2015-03. Accordingly, deferred financing costs, as of December 31, 2016 and 2015 of $10,134 and $7,303, respectively, have been reclassified from assets to liabilities in the consolidated and combined balance sheets.

On January 1, 2016, the Company adopted ASU 2015-02, “Consolidation — Amendments to the Consolidation Analysis.” ASU 2015-02 modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, particularly those that have fee arrangements and related party relationships. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership. Consolidated VIE’s are those of which the Company is considered to be the primary beneficiary. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company reviewed all of its entities in accordance with ASU 2015-02 and concluded that the LLCs comprising the Predecessor, which had previously been consolidated, are now VIEs. As a result of the classification of the LLCs as VIE, substantially all of the Company’s assets and liabilities are assets and liabilities of VIEs. There were no entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. Accordingly, the adoption of ASU 2015-02 had no impact on the Company’s consolidated and combined financial statements.

During January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 does not have a material impact on the Company’s consolidated and combined financial statements.

During August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods beginning after December 15, 2016. ASU 2014-15 is not expected to have a material impact on the Company’s consolidated and combined financial statements.

During June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 does not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. For the real estate industry, leasing transactions are not within the scope of the new standard. A majority of our tenant-related revenue is recognized pursuant to lease agreements. The FASB has subsequently issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.

Reclassifications

Certain amounts included in December 31, 2015 and 2014 consolidated and combined financial statements have been reclassified to conform to the December 31, 2016 presentation. There was no effect on operations or equity related to these reclassifications.

4. Acquisition

On December 15, 2014, the Predecessor acquired the Tribeca House properties for $557,280. The purchase price consisted of the following:

Cash paid	$222,280
Mortgage debt assumed	335,000
$557,280

The purchase price was allocated as follows:

Land	$273,103
Buildings	282,015
Tenant improvements	288
Furniture, fixtures and equipment	834
Above-market leases	36
Below-market leases	(4,911)
In-place leases	1,562
Lease origination costs	556
Interest rate caps	369
Real estate tax abatements	3,428
$557,280

On June 27, 2016, the Company acquired the Aspen property for $103,000.

The purchase price was allocated as follows:

Land	$49,139
Buildings	42,753
Tenant improvements	26
Site improvements	91
Furniture, fixtures and equipment	302
Above-market leases	444
Below-market leases	(783)
In-place leases	1,093
Lease origination costs	793
Real estate tax abatements	9,142
$103,000

We have prepared the following unaudited pro forma income statement information for the years ended December 31, 2016 and 2015 as if the acquisition had occurred as of January 1, 2015. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenue	$96,164	$91,085
Total expenses	(108,930)	(99,937)
Net loss	$(12,764)	$(8,852)

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2016	December 31, 2015
Deferred costs	$266	$-
Above-market leases	480	-
Lease origination costs	3,092	2,079
In-place lease	7,347	6,254
Real estate tax abatements	12,571	5,406
	23,756	13,739
Less accumulated amortization	(9,803)	(8,472)
Total deferred costs and intangible assets, net	$13,953	$5,267

Amortization of lease origination costs and in-place lease intangible assets was $1,793, $860 and $438 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of real estate abatements of $1,476, $1,328 and $238 for the years ended December 31, 2016, 2015 and 2014, respectively, is included in real estate taxes and insurance in the consolidated and combined statements of operations. The Company wrote-off fully amortized real estate tax abatements of $1,977 during the year ended December 31, 2016. Amortization of above-market leases of $39 and $8 for the years ended December 31, 2016 and 2015, respectively, is included in commercial income in the consolidated and combined statements of operations.

Deferred costs and intangible assets as of December 31, 2016 amortize to expenses in future years as follows:

2017	$2,555
2018	1,284
2019	1,056
2020	812
2021	812
Thereafter	7,434
Total	$13,953

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2016	December 31, 2015

Below-market leases	$23,178	$22,395
Less accumulated amortization	(16,316)	$(14,547)
	$6,862	$7,848

Rental income includes amortization of below-market leases of $1,769, $1,714 and $1,450 for the years ended December 31, 2016, 2015 and 2014, respectively.

The balance of below-market leases as of December 31, 2016 amortize to rental income in future years as follows:

2017	$1,787
2018	1,787
2019	1,269
2020	489
2021	488
Thereafter	1,042
Total	$6,862

7. Notes Payable

The first mortgages and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases were as follows:

Property	Maturity	Interest Rate	December 31, 2016	December 31, 2015

Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	$150,000	$150,000
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	20,000	20,000
250 Livingston Street, Brooklyn, NY	5/6/2023	4.00%	35,093	35,743
141 Livingston Street, Brooklyn, NY	7/9/2016	LIBOR + 3.25%	—	55,000
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	79,500	—
Tribeca House properties, NY	11/9/2016	LIBOR + 3.40%		360,000
Tribeca House properties, NY	11/9/2016	LIBOR + 7.38%		100,000
Tribeca House properties, NY	11/9/2018	LIBOR + 3.75%	410,000
Aspen property, NY	7/1/2028	3.68%	70,000	—
			$764,593	$720,743
Unamortized debt issuance costs			$(10,134)	$(7,303)
Total debt net of debt issuance costs			$754,459	$713,440

On September 24, 2012, the Predecessor entered into a $150,000 mortgage note agreement with New York Community Bank. The loan matures on October 1, 2024 and bears interest at a fixed-rate of interest of 3.88%. The note requires interest only payments through April 2017 and monthly principal and interest payments thereafter based on a 30-year amortization.

On May 1, 2013, the Predecessor entered into a mortgage note agreement with Citigroup Global Markets Realty Corp. for $37,500 that requires monthly principal and interest payments of $179, bears interest of 4.00% and matures on May 6, 2023.

On October 31, 2014, the Predecessor entered into an additional $20,000 note with New York Community Bank. This note is coterminous with the above $150,000 mortgage, matures on October 1, 2024 and bears interest at 3.88% through September 2019 and thereafter at prime plus 2.75%, subject to an option to fix the rate. The note requires interest only payments through April 2017, monthly principal and interest payments of $94 from May 2017 through September 2019 based on a 30 year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

On December 12, 2014, the Predecessor entered into a $55,000 loan agreement related to the property at 141 Livingston Street, Brooklyn, New York with Citigroup Global Markets Inc. On May 11, 2016, the Company repaid the $55,000 loan from the proceeds of a new $79,500 loan from New York Community Bank. The new loan matures on June 1, 2028, and bears interest at 3.875%. The note requires interest only payments through June 2017, monthly principal and interest payments of $374 from July 2017 through June 2028 based on a 30 year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

In connection with the purchase of the Tribeca House properties, on December 15, 2014, the Predecessor assumed a $335,000 mortgage note with Deutsche Bank (“DB”) and entered into additional $25,000 and $100,000 mortgage note and mezzanine note agreements with DB and SL Green Finance, respectively. The mortgage and mezzanine loans mature on November 9, 2016 and bear interest at one-month LIBOR plus 3.40% and 7.38%, respectively (3.731% and 7.572% respectively at December 31, 2015). The notes are subject to three one-year extension options.

On November 9, 2016, the Company refinanced the above loans with a $410,000 loan package with DB and SL Green Finance. The package bears a blended interest rate of one-month LIBOR plus 3.75%, or 4.52% as of December 31, 2016, matures on November 9, 2018 and is subject to three one-year extension options.

On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily finance LLC, related to the Aspen property acquisition. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest only payments through July 2017, monthly principal and interest payments of $321 from August 2017 through July 2028 based on a 30 year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

The following table summarizes principal payment requirements under terms as of December 31, 2016:

2017	$4,490
2018	416,731
2019	6,678
2020	5,332
2021	5,560
Thereafter	325,802
Total	$764,593

8. Rental Income under Operating Leases

The Company’s three commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2016, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2017	$17,250
2018	17,358
2019	12,534
2020	7,372
2021	4,739
Thereafter	22,007
Total	81,260

The Company has commercial leases with the City of New York that comprised 19%, 20% and 31% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In December 2015, the City of New York executed a new 10-year lease at the Company’s property at 141 Livingston Street. Under the lease, the tenant has an option to terminate the lease after five years; however, if it decides to continue to occupy the building at that time, the rent will increase 25% beginning the sixth year of the lease. In December 2016, the City of New York executed a new lease for a portion of the Company’s property at 250 Livingston Street that terminates in August 2020 coterminous with the lease for the remainder of the property.

9. Fair Value of Financial Instruments

GAAP requires the measurement of certain financial instruments at fair value on a recurring basis. In addition, GAAP requires the measure of other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2:   quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The financial assets and liabilities in the consolidated and combined balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses, including interest rate caps, and mortgages. The carrying amount of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued expenses reported in the consolidated and combined balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of mortgages, which is classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and fair value of the mortgage notes payable were as follows:

	December 31, 2016	December 31, 2015
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$764,593	$720,743
Fair value	$749,324	$712,904

The Company purchased interest rate caps in connection with the mortgage loans on November 9, 2016 with LIBOR strike prices of 2.00%. The interest rate caps have an aggregate notional value of $410 million and expire coterminous with the related debt. Their fair value, which is classified as Level 2, is estimated using market inputs and credit valuation inputs. These instruments were not designated as hedges and accordingly their changes in fair value are recognized in earnings. The fair value of these instruments is $409, $10 and $532 at December 31, 2016, 2015 and 2014, respectively, and the change in fair value of $(139), $522 and $49 is included in as a (credit)/charge in interest expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Disclosures about fair value of financial instruments were based on pertinent information available as of December 31, 2016 and December 31, 2015. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

The Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated and combined results of operations, financial position, or cash flows.

Commitments

The Company is obligated to provide parking through 2020 under a lease with a tenant at the property on 250 Livingston Street costing approximately $160 per year.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. For the year ended December 31, 2016, 2015 and 2014, commercial properties accounted for approximately 26%, 26% and 32%, respectively, and the residential properties accounted for approximately 74%, 74% and 68%, respectively, of total revenue.

11. Related-Party Transactions

For the years ended December 31, 2015 and 2014, the Predecessor recorded management fees of approximately $574 and $410, respectively, to related companies or individuals included in general and administrative expense in the consolidated and combined statements of operations.

During the year ended December 31, 2016, the Company recorded overhead charges related to office expenses of approximately $275 to a related company included in general and administrative expense in the accompanying consolidated and combined statements of operations.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial properties include the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, and Aspen properties. The residential reporting segment includes the Flatbush Gardens property and a portion of the 250 Livingston Street, Tribeca House, and Aspen properties. Interest expense related to the commercial and residential segments for the years ended December 31, 2016, 2015 and 2014 is $7,421 and $30,715, $7,346 and $29,357, and $1,776 and $7,369, respectively.

The Company’s income from operations by segment for the years ended December 31, 2016, 2015 and 2014 is as follows:

Year ended December 31, 2016	Commercial	Residential	Total
Rental revenues	$18,558	$67,165	$85,723
Tenant recoveries	4,061	—	4,061
Garage and other revenue income	1,587	1,634	3,221
Total revenues	24,206	68,799	93,005
Property operating expenses	4,113	21,329	25,442
Real estate taxes and insurance	4,024	13,716	17,740
General and administrative	748	7,657	8,405
Acquisition costs	—	326	326
Depreciation and amortization	2,688	12,607	15,295
Total operating expenses	11,573	55,635	67,208
Income from operations	$12,633	$13,164	$25,797

Year ended December 31, 2015	Commercial	Residential	Total
Rental revenues	$17,256	$60,784	$78,040
Tenant recoveries	3,477	—	3,477
Garage and other revenue income	1,578	1,509	3,087
Total revenues	22,311	62,293	84,604
Property operating expenses	4,217	19,066	23,283
Real estate taxes and insurance	3,705	11,221	14,926
General and administrative	840	4,456	5,296
Acquisition costs	—	75	75
Depreciation and amortization	2,471	10,050	12,521
Total operating expenses	11,233	44,868	56,101
Income from operations	$11,078	$17,425	$28,503

Year ended December 31, 2014	Commercial	Residential	Total
Rental revenues	$12,382	$31,413	$43,795
Tenant recoveries	2,415	—	2,415
Garage and other income	518	1,044	1,562
Total revenues	15,315	32,457	47,772
Property operating expenses	3,810	15,863	19,673
Real estate taxes and insurance	2,355	4,205	6,560
General and administrative	537	1,821	2,358
Acquisition costs	30	296	326
Depreciation and amortization	1,398	3,074	4,472
Total operating expenses	8,130	25,259	33,389
Income from operations	$7,185	$7,198	$14,383

The Company’s total assets by segment are as follows as of:

	Commercial	Residential	Total
December 31, 2016	$225,608	$679,600	$905,208
December 31, 2015	$196,563	$684,555	$881,118
December 31, 2014	$137,316	$629,540	$766,856

The Company’s capital expenditures are $18,162, $9,025 and $2,542 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s capital expenditures were all in the residential segment except for $2,653 and $245 for the years ended December 31, 2016 and 2015 in the commercial segment.

13. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by a union sponsored, collectively bargained, multiemployer defined benefit pension, profit sharing, health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union (“Local 32BJ”) contract is in effect through December 31, 2016.

Contributions to the Local 32BJ are not segregated or otherwise restricted to provide benefits only to the Company’s employees. The risks of participating in a multiemployer pension plan differ from those of a single-employer pension plan in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers and (c) if the Company chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the unfunded status of the plan, which is referred to as the withdrawal liability. The Company has no intention of withdrawing from the plan.

The information for the Union’s multiemployer pension plan is as follows:

Legal name	Building Services 32BJ Pension Plan
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year end date	June 30
Certified Zone Status for 2016, 2015 and 2014*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None

Pension contribution made for 2016, 2015 and 2014, respectively	$374, $359 and $197
Minimum weekly required pension contribution per employee for 2016, 2015 and 2014, respectively (in dollars)	$102.75, $98.75 and $94.75

____________

*

Certified pension zone status (as defined by the Pension Protection Act) represents the level at which the pension plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The rehabilitation plan may involve a surcharge on employers or a reduction or elimination of certain employee adjustable benefits.

The information provided above is from the pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2016. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the plan and is certified by the plans’ actuary. The Company’s contributions to the pension plan are less than 5% of all the employers’ contribution to the plan. In connection with the acquisition of the Tribeca House properties, the Company increased the number of employees covered by the 32BJ contract.

14. Subsequent Events

On February 9, 2017, the Company closed an initial public offering of 6,390,149 shares of its common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share, as more fully discussed in Note 1.

On February 13, 2017, the Company entered into a purchase and sale agreement for a residential property located at 107 Columbia Heights in Brooklyn, NY, and made an acquisition deposit of $8.75 million.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2016				Initial Costs			Gross Amounts At Which Carried at December 31, 2016
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House Properties	Manhattan, NY	Residential/ Commercial	$410,000	$273,103	$283,137	$8,786	$273,103	$291,925	$565,028	$15,973	Dec-14
Aspen	Manhattan, NY	Residential/ Commercial	70,000	49,230	43,080	-	49,230	43,080	92,310	556	June-16
Flatbush Gardens	Brooklyn, NY	Residential	170,000	89,965	49,607	24,998	90,051	74,605	164,656	28,202	Oct-05
250 Livingston Street	Brooklyn, NY	Commercial/ Residential	35,093	10,452	20,204	4,064	10,452	24,268	34,720	9,308	May-02
141 Livingston Street	Brooklyn, NY	Commercial	79,500	10,830	12,079	1,627	10,830	13,707	24,537	4,135	May-02
			$764,593	$433,580	$408,107	$39,475	$433,666	$447,585	$881,251	$58,174

____________

(1)	The aggregate cost for Federal tax purposes at December 31, 2016 of our real estate assets was $657,692.

(2)	The following summarized activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 as follows: Investment in real estate:

	2016	2015	2014
Balance at beginning of period	$770,779	$761,754	$206,233
Acquisition of real estate	92,310	—	556,240
Additions during period	18,162	9,025	2,542
Writeoff of fully depreciated assets	—	—	(3,261)
Balance at end of year	$881,251	$770,779	$761,754

Accumulated depreciation:

Balance at beginning of period	44,672	33,010	32,237
Depreciation expense	13,502	11,662	4,034
Writeoff of fully depreciated assets	—	—	(3,261)
Balance at end of year	$58,174	$44,672	$33,010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 30, 2017.

Clipper realty inc.

By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Bistricer and Sam Levinson his or her true and lawful attorneys-in-fact (with full power to each of them to act alone), with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with the exhibits thereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the foregoing as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 30, 2017
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 30, 2017
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 30, 2017
Sam Levinson

/s/ Howard M. Lorber	Director	March 30, 2017
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 30, 2017
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 30, 2017
Roberto A. Verrone

Exhibits

Exhibit Number	Description
3.1**	Articles of Amendment and Restatement

3.2**	Bylaws

3.3**	Articles Supplementary

10.1**	Amended and Restated Limited Liability Company Agreement of Berkshire Equity LLC

10.2**	Amended and Restated Limited Liability Company Agreement of 50/53 JV LLC

10.3**	Second Amended and Restated Limited Liability Company Agreement of Renaissance Equity Holdings LLC

10.4**	Amended and Restated Limited Liability Company Agreement of Gunki Holdings LLC

10.5**	Registration Rights Agreement, made and entered into as of August 3, 2015, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.6**	Registration Rights Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and each of the Holders from time to time party thereto.

10.7†**	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and David Bistricer

10.8†**	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Lawrence Kreider

10.9†**	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Jacob Schwimmer

10.10†**	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and JJ Bistricer

10.11†**	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.12†**	Clipper Realty Inc. 2015 Non-Employee Director Plan

10.13†**	Clipper Realty Inc. 2015 Executive Incentive Compensation Plan

10.14†**	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan Restricted LTIP Unit Agreement

10.15†**	Clipper Realty Inc. 2015 Non-Employee Director Plan Restricted LTIP Unit Agreement

10.16**	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Renaissance Equity Holdings LLC

10.17**	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Berkshire Equity LLC

10.18**	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Gunki Holdings LLC

10.19**	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and 50/53 JV LLC

10.20**

Tax Protection Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P., Renaissance Equity Holdings LLC, Berkshire Equity LLC, Gunki Holdings LLC, 50/53 JV LLC, and each of the Continuing Investors listed on Schedules A-D thereto

10.21**	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Equity LLC and Clipper Realty L.P.

10.22**	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Clipper Equity LLC

10.23**	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.24**	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.25**	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.26**	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.27**	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.28**	Indemnification Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty Inc., Clipper Realty L.P., and Berkshire Equity LLC

10.29**

Amended and Restated Loan Agreement, made and entered into as of December 15, 2014, by and among 50 Murray Street Acquisition LLC, German American Capital Corporation, and Deutsche Bank AG, New York Branch

10.30**

Joinder, Reaffirmation and Ratification of Guaranty of Recourse Obligations and Environmental Indemnity Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty L.P., and Deutsche Bank AG, New York Branch

10.31**	First Mezzanine Loan Agreement, made and entered into as of December 15, 2014, by and among 50 Murray Mezz LLC, 50 Murray Mezz Funding LLC, and 50 Murray Mezz Funding LLC

10.32**

Joinder, Reaffirmation and Ratification of First Mezzanine Guaranty of Recourse Obligations and First Mezzanine Environmental Indemnity Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty L.P., and 50 Murray Mezz Funding LLC

10.33**	Loan Agreement, made and entered into as of December 12, 2014, by and among 141 Livingston Owner LLC and Citibank, N.A.

10.34**

First Amendment to Loan Agreement, Guaranty, Environmental Indemnity and other Loan Documents, made and entered into as of August 3, 2015, by and among 141 Livingston Owner LLC, Citibank, N.A., Clipper Realty L.P., David Bistricer, and Sam Levinson

10.35**	Loan Agreement, made and entered into as of May 1, 2013, by and among 250 Livingston Owner LLC and Citigroup Global Markets Realty Corp.

10.36**

Consolidation, Modification, Extension and Spreader Agreement, Assignment of Lease and Rents and Security Agreement, made and entered into as of September 24, 2012, by and among Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, Renaissance Equity Holdings LLC G, and New York Community Bank

10.37**

Mortgage, Assignment of Leases and Rents, and Security Agreement, made and entered into as of October 31, 2014, by and among Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, Renaissance Equity Holdings LLC G, and New York Community Bank

10.38**	Lease, made and entered into as of December 17, 2015, by and between Berkshire Equity LLC and the City of New York.

10.39**	Lease, made and entered into as of January 1, 1997, by and between NPMM Realty Inc. and the City of New York

10.40**	Letter Regarding Option to Renew Lease, dated as of December 28, 2010, from the City of New York to Berkshire Equity LLC

10.41**	Lease, made and entered into as of July 30, 1999, by and between Livingston Acquisition, LLC and the City of New York

10.42**

Consent Agreement, made and entered into as of December 7, 2015, by and among Deutsche Bank Trust Company Americas, as trustee on behalf of the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass Through Certificates, Series 2013-GCJ12, and 250 Livingston Owner LLC

10.43**	Amendment No. 1 to Registration Rights Agreement, made and entered into as of July 7, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.44**	Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 27, 2016, by and between Aspen 2016 LLC and Capital One Multifamily Finance, LLC

10.45**	Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement, made as of May 11, 2016, between 141 Livingston Owner LLC and New York Community Bank

10.46**	Guaranty of Recourse Obligations, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.47**	Guaranty, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.48**	First Mezzanine Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Mezz LLC, 50 Murray Mezz Funding LLC

10.49**	Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch, as Lender and as Agent thereto

10.50**	Amendment No. 2 to Registration Rights Agreement, made and entered into as of November 3, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.51**	Lease Renewal and Amendment Agreement, made and entered into as of December 15, 2016, by and between 250 Livingston Owner, LLC and the City of New York

10.52**	Limited Partnership Agreement of Clipper Realty L.P., dated as of August 3, 2015

10.53**	Amendment No. 3 to Registration Rights Agreement, made and entered into February 2, 2017, between Clipper Realty Inc. and FBR Capital Markets & Co.

21.1	List of subsidiaries

24.1	Power of Attorney (included on signature page hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

**	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan