Form 10-K/A
period 2016-12-31
Clipper Realty Inc.
filed 2017-05-01
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter based on the June 30, 2016 closing price of our Class A common stock on the New York Stock Exchange - NA

As of March 30, 2017, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

EXPLANATORY NOTE

On March 31, 2017, Clipper Realty Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K (“Part III Information”) to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference Part III Information if such information is filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, the Part III Information, the signature page and certifications required to be filed as exhibits to this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our board of directors consists of five directors. Of these five directors, four are “independent” under New York Stock Exchange (“NYSE”) listing standards.

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this prospectus.

Name	Age	Position with the Company
David Bistricer	67	Co-Chairman and Chief Executive Officer
Lawrence E. Kreider, Jr.	69	Chief Financial Officer
Jacob (“JJ”) Bistricer	36	Chief Operating Officer
Jacob Schwimmer	46	Chief Property Management Officer
Sam Levinson	43	Co-Chairman, Head of Investment Committee
Howard M. Lorber	68	Director
Robert J. Ivanhoe	64	Director
Roberto A. Verrone	48	Director

David Bistricer has been the managing member of Clipper Equity, Inc. (“Clipper Equity”) for more than 10 years. He served as Co-Chairman of the board of directors of Coleman Cable Inc. from January 1999 through February 2011. He was previously Co-Chairman of Riblet Products Corporation from January 1987 until its merger with the Coleman Cable Inc. in 2000. Mr. D. Bistricer brings to our board of directors industry experience, leadership abilities and strategic insight that make him a valuable asset as Co-Chairman of the board of directors and Chief Executive Officer. Mr. D. Bistricer has also been the managing member of Berkshire Capital LLC and Morgan Capital, real estate investment firms that are no longer active, for more than 10 years. He has also been the managing member and investor in a number of real estate investments unrelated to those of the Company, principally in the New York City area, since approximately 1978.

Lawrence E. Kreider, Jr. was retired and self-employed as a financial consultant from 2012 to August 2015, when he became the Chief Financial Officer of the Company. Mr. Kreider was Chief Financial Officer of Cedar Realty Trust from 2007 to 2011, where he had direct responsibility for all aspects of the Company’s financial operations. From 2001 to 2007, Mr. Kreider was Senior Vice President, Chief Financial Officer, Chief Information Officer and Chief Accounting Officer for Affordable Residential Communities, now named Hilltop Holdings Inc. From 1999 to 2001, Mr. Kreider was Senior Vice President of Finance for Warnaco Group Inc. and, in 2000 and 2001, President of Warnaco Europe. From 1986 to 1999, Mr. Kreider held several senior finance positions with Revlon, Inc., as Senior Vice President, Controller and Chief Accounting Officer, and with MacAndrews & Forbes Holdings. Prior to 1986, he held senior finance positions with Zale Corporation, Johnson Matthew Jewelry Corporation and Refinement International Company. Mr. Kreider began his career with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Kreider holds a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.

JJ Bistricer has, since 2006, served as Chief Operating Officer at several properties in the New York City metropolitan area in which David Bistricer is General Manager, with direct responsibility for acquisitions dispositions, leasing, property development and property operations. Mr. J. Bistricer has been an officer of Clipper Equity since 2006. At the Flatbush Gardens property, Mr. J. Bistricer has served as overall operating manager since 2006. At the 250 Livingston Street property, Mr. J. Bistricer managed the conversion of office space to residential since 2006. Mr. Bistricer has served as Chief Operating Officer at the Tribeca House properties since acquisition in December 2014, responsible for residential and retail leasing, development and operations. JJ Bistricer is the son of David Bistricer. As Chief Operating Officer at a number of other properties in the New York metropolitan area, Mr. J. Bistricer has additional experience in repositioning properties from office and hospital use to residential rental and condominium use.

Jacob Schwimmer, since 1992, has been actively involved in managing, developing and investing in residential and commercial real estate properties in the New York City metropolitan area in conjunction with his parents and in partnership with David Bistricer and Sam Levinson. Mr. Schwimmer, members of his family and family trusts were principal investors in the acquisitions of the 141 and 250 Livingston Street properties in 2002 and the Flatbush Gardens property in 2005. Mr. Schwimmer has served as the principal property management executive at these properties since acquisition. Mr. Schwimmer also serves in the same capacity at another property in New York City in which David Bistricer is the managing member.

Sam Levinson is the Chief Investment Officer at Glick Family Investments, a private family office located in New York, New York, where he has overseen private equity investments since 2004. He has been a member of the board of directors of Stonegate Mortgage Corporation (NYSE: SGM) since 2013, serving as Chairman of the Compensation Committee. Mr. Levinson has served as a director of Canary Wharf Group, a U.K. property developer and manager of over 16 million square feet of Class A office and retail space, since 2004, including as a member of the Operating Committee and Chairman of the Audit Committee. Mr. Levinson has also served as a non-executive director of Songbird Estates, Canary Wharf Group’s holding company, since 2004; of American European Group Insurance Company since 2006; and of Dynasty Financial Partners, LLC, which provides investment and technology platforms for independent financial, investment, and wealth management advisors, since 2011. Additionally, Mr. Levinson served as a director of Coleman Cable Inc., a manufacturer of wire and cable, from 2005 until its sale in 2014 and of West Coast Bancorp of Portland, Oregon from February 2011 until its sale in April 2013. Mr. Levinson’s wife is the niece of David Bistricer. We believe Mr. Levinson is qualified to serve as a Co-Chairman of our board of directors because he is an experienced executive and director with numerous years of experience in the financial and real estate industries.

Howard M. Lorber is President and Chief Executive Officer and member of the board of directors of Vector Group Ltd. (NYSE: VGR) and Chairman of Douglas Elliman Realty, LLC, a majority-owned subsidiary of Vector Group, which operates the largest residential brokerage company in the New York City metropolitan area and the fourth-largest in the United States. Mr. Lorber has been with Vector Group and its diversified interests since 1994. Mr. Lorber is also Executive Chairman of the board of directors of Nathan’s Famous, Inc. (NASDAQ: NATH); a director of United Capital Corp., a real estate investment and diversified manufacturing company; Vice Chairman of the board of directors of Ladenburg Thalmann Financial Services Inc. (NYSEMKT: LTS); and, until November 2016, Chairman of Morgans Hotel Group Co. Mr. Lorber brings to our board of directors his valuable expertise in the real estate and investment industries, including more than 25 years of experience serving on the board of a restaurant and real estate company.

Robert J. Ivanhoe is Chair of the 200+ lawyer Global Real Estate Practice and Co-Chair of the REIT group at Greenberg Traurig LLP, where he has worked since 1996. He concentrates his practice in sophisticated real estate structures, financings, workouts, restructurings, acquisitions and dispositions of all asset classes of real estate. Mr. Ivanhoe is actively involved in real estate industry current affairs and is regularly asked to write and lecture on industry topics. He has been recognized by Chambers and Partners USA, The New York Observer and Real Estate New York as one of the leading real estate attorneys in New York City and throughout the United States. He has represented numerous nationally-recognized owner/developer and institutional lender/investor clients domestically and internationally for more than 30 years. Mr. Ivanhoe is a member of Greenberg Traurig LLP’s Executive Committee, Board of Directors and Operating Committee. Mr. Ivanhoe brings to our board of directors valuable expertise in the real estate industry.

Roberto A. Verrone is a founder and principal owner of Iron Hound Management Company, which provides advisory and capital placement services in the commercial real estate industry. Mr. Verrone began his career at Bear Stearns in 1990, which included time in the Commercial Real Estate Group. In 2001, he joined Wachovia Corporation following the merger of First Union and Wachovia, and in 2002 he became manager of Wachovia’s Large Loan Group. Prior to founding Iron Hound in early 2009, Mr. Verrone also served as Co-Head of Wachovia’s Real Estate Group, where he was responsible for managing approximately 600 employees and oversaw a debt portfolio valued in excess of $80 billion. Mr. Verrone received a Bachelor of Arts degree from Moravian College. Mr. Verrone brings to our board of directors his valuable expertise in the commercial real estate industry, in which he has more than 23 years of experience.

Board of Directors

Pursuant to our charter and bylaws, the number of our directors may not be fewer than the minimum number required by Maryland law, which is one, and may not be greater than fifteen, and will generally be determined from time to time by resolution of the board of directors. Our current board of directors consists of five persons. Our board of directors has determined that Messrs. Ivanhoe, Lorber, Levinson and Verrone meet the independence standards of the NYSE.

Our board of directors believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our company, a willingness to devote the necessary time to board of directors duties, a commitment to representing the best interests of our company and our stockholders and a dedication to enhancing stockholder value.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. Prior to our initial public offering, which was consummated on February 9, 2016, we were a privately held company with no class of equity securities registered pursuant to Section 12 of the Exchange Act. Our directors and officers were not required to file with the SEC any such reports, and as a result, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors were met.

Committees of the Board of Directors

Our board of directors has four committees: the Audit Committee, the Investment Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which meets the NYSE independence standards and other governance requirements for such a committee, subject to certain transition rules for newly public companies as noted below. Each of these committees consists of three members.

Audit Committee. The Audit Committee is comprised of Messrs. Lorber, Ivanhoe and Verrone. The Audit Committee assists the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. Our board of directors has affirmatively determined that a majority of the directors who serve on the Audit Committee meet the independence standards of the NYSE for audit committee members, and satisfy the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Ivanhoe is the only director who serves on the Audit Committee who does not satisfy the independence requirements for audit committee members. Our board of directors has also determined that Mr. Lorber qualifies as an “audit committee financial expert” under SEC rules and regulations. In accordance with applicable transition rules, our board of directors will change the membership of the Audit Committee in due course as may be necessary to ensure that all of its members will satisfy the independence requirements by February 9, 2018 (the one-year anniversary of the effective date of the prospectus relating to our initial public offering).

Investment Committee. The Investment Committee, comprised of Messrs. Levinson, D. Bistricer and Verrone, supports the board of directors in identifying and analyzing the Company’s investment activity. Specifically, the Investment Committee’s duties include reviewing and making recommendations to the board of directors about potential investments in properties by the Company and the Company’s investment policy (the “Investment Policy”); reviewing and making recommendations to the board of directors with respect to related party transactions; and reporting to the board of directors about potential investment opportunities.

Compensation Committee. The Compensation Committee is comprised of Messrs. D. Bistricer, Levinson and Lorber. The Compensation Committee supports the board of directors in fulfilling its oversight responsibilities relating to senior management and director compensation, including the administration of the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan and the Clipper Realty Inc. 2015 Non-Employee Director Plan. A majority of directors who serve on the Compensation Committee meet the independence standards of the NYSE for compensation committee members. Mr. D. Bistricer is the only director who serves on the Compensation Committee who does not meet the independence standards of the NYSE for compensation committee members. In accordance with applicable transition rules, our board of directors will change the membership of the Compensation Committee in due course as may be necessary to ensure that all of its members will satisfy the independence requirements by February 10, 2018 (the one-year anniversary of our NYSE listing).

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of Messrs D. Bistricer, Levinson and Ivanhoe. The Nominating and Corporate Governance Committee assists the board of directors in identifying and recommending candidates to fill vacancies on the board of directors and for election by the stockholders, recommending committee assignments for members to the board of directors, overseeing the board of directors’ annual evaluation of the performance of the board of directors, its committees and individual directors, reviewing compensation received by directors for service on the board of directors and its committees and developing and recommending to the board of directors appropriate corporate governance policies, practices and procedures for our company. Mr. D. Bistricer is the only director who serves on the Nominating and Corporate Governance Committee who does not meet the independence standards of the NYSE. In accordance with applicable transition rules, our board of directors will change the membership of the Nominating and Corporate Governance Committee in due course as may be necessary to ensure that all of its members will satisfy the independence requirements by February 10, 2018 (the one-year anniversary of our NYSE listing).

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other legal entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to our officers, directors and employees. Among other matters, this code of conduct works together with our Investment Policy and is designed to promote honest and ethical conduct, including ethical handling of conflicts of interest. The purpose of the code of conduct is to ensure that our honesty and integrity, and therefore our reputation, are not compromised.

A fundamental principle of the code of conduct is that service to our Company should never be subordinated to personal gain and advantage and conflicts of interest should be avoided unless they have been approved by or exist at the direction of our board of directors or our Audit Committee. The code of conduct recognizes that our corporate structure and business do not make it practicable to avoid all relationships that could give rise to conflicts of interest and, accordingly, permits conflicts of interest that have been approved by or at the direction of our board of directors or the Audit Committee. For example, our Investment Policy provides that our officers and directors, including Messrs. D. Bistricer, Levinson, J. Bistricer and Jacob Schwimmer, are not required to present certain identified investment opportunities to us, including for-sale condominium or cooperative conversions, development projects that would require us to obtain guarantees from third parties or to backstop obligations of other parties, and land acquisitions.

The full text of the code of conduct will be posted on our website. We intend to disclose future amendments to the code or waivers of its requirements on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents compensation awarded in the fiscal years ended December 31, 2016 and December 31, 2015 to our principal executive officer and our two other most highly compensated persons serving as executive officers as of December 31, 2016. We refer to these executive officers as our “named executive officers.”

Name & Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
David Bistricer	2016	$500,000	$700,000	—	$44,778	$1,244,778
Chief Executive Officer	2015	$208,333	$1,800,000	—	$5,778	$2,014,111

Lawrence Kreider	2016	$325,000	$150,000	—	$14,300	$489,300
Chief Financial Officer	2015	$135,417	$630,000	—	$2,022	$767,439

JJ Bistricer	2016	$250,000	$225,005	$258,000	$15,384	$748,389
Chief Operating Officer	2015	$104,167	$630,000	$250,000	$2,022	$986,189

____________

(1)	We entered into employment agreements (as described below) with each of our named executive officers on August 3, 2015, and did not pay a salary to our named executive officers prior to such date.

(2)

2015 annual incentive bonuses for Messrs. D. Bistricer and Kreider were paid in the form of LTIP units on March 2, 2016, and are reflected in the “Stock Awards” column for 2016. Mr. D. Bistricer’s 2015 annual incentive bonus was paid in 51,852 LTIP units with a grant date fair value equal to $700,000, and Mr. Kreider’s 2015 annual incentive bonus was paid in 11,112 LTIP units with a grant date fair value equal to $150,000. On March 2, 2016, we made a special additional one-time grant of 16,667 LTIP units to Mr. J. Bistricer with a grant date fair value equal to $225,005. The amounts reported in this column represent the grant date fair value of the LTIP unit awards calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the LTIP unit awards, please see Note 3 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See “Annual Incentive Awards” below for additional information regarding the annual incentive payouts made to the named executive officers.

(3)

The amounts in this column represent payouts in cash of Mr. J. Bistricer’s annual incentive bonuses for 2015 and 2016. See “Annual Incentive Awards” below for additional information regarding the annual incentive payouts made to the named executive officers.

(4)	The amounts in this column for 2016 represent the payment of cash distributions on each of March 11, June 3, September 2 and December 2, 2016 in respect of outstanding LTIP units.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the outstanding Clipper Realty equity-based awards held by each of our named executive officers as of December 31, 2016:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David Bistricer	185,186	(2)	$2,500,011	—	—
Lawrence Kreider	57,778	(3)	$780,003	—	—
JJ Bistricer	63,334	(4)	$855,009	—	—

____________

(1)	The market value of our common stock is based on our initial offering price of $13.50 per share.

(2)

Represents a special one-time grant of 133,334 LTIP units made on August 3, 2015, which are scheduled to cliff vest on August 3, 2018, generally subject to continued employment through the vesting date, and an award made on March 2, 2016 of 51,852 LTIP units as payment for Mr. D. Bistricer’s 2015 annual incentive bonus, which are scheduled to vest on January 2, 2018, generally subject to continued employment through the vesting date.

(3)

Represents a special one-time grant of 46,667 LTIP units made on August 3, 2015, which are scheduled to cliff vest on August 3, 2018, generally subject to continued employment through the vesting date, and an award made on March 2, 2016 of 11,112 LTIP units as payment for Mr. Kreider’s 2015 annual incentive bonus, which are scheduled to vest on January 2, 2018, generally subject to continued employment through the vesting date.

(4)

Represents a special one-time grant of 46,667 LTIP units made on August 3, 2015, which are scheduled to cliff vest on August 3, 2018, generally subject to continued employment through the vesting date, and a special additional one-time grant of 16,667 LTIP units made on March 2, 2016, which are scheduled to vest on February 28, 2019, generally subject to continued employment through the vesting date.

Employment Agreements

On August 3, 2015, we entered into, through our operating partnership, employment agreements with each of our named executive officers. Under the employment agreements, Mr. D. Bistricer serves as Chief Executive Officer, Mr. Kreider serves as Chief Financial Officer and Mr. J. Bistricer serves as Chief Operating Officer. The term of each employment agreement is for an unspecified duration and constitutes “at will” employment.

Each employment agreement provides for, among other things: (i) an annual base salary of $500,000 for Mr. D. Bistricer, $325,000 for Mr. Kreider and $250,000 for Mr. J. Bistricer, (ii) an annual incentive bonus with a target bonus opportunity of 50% of annual base salary for Mr. D. Bistricer, 46% of annual base salary for Mr. Kreider and 100% of annual base salary for Mr. J. Bistricer, with the actual amount earned ranging from 0% to 200% of target based on actual achievement against performance metrics to be established by the Compensation Committee, (iii) annual long-term equity incentive compensation awards to be granted beginning in 2016 in form, including vesting restrictions, and amount determined in the sole discretion of the Compensation Committee and the board of directors and (iv) participation in the Company’s employee benefit and welfare plans.

Upon a termination of a named executive officer’s employment by the Company without “cause,” subject to a general release of claims in favor of the Company, the named executive officer will be entitled to: (i) a prorated annual incentive bonus for the year of termination based on actual performance, (ii) either (A) continued benefits under the Company’s group healthcare, vision and dental plans through the 12-month anniversary of termination of employment or (B) a lump-sum payment (grossed up for applicable taxes) equal to 12 times the monthly COBRA cost of continued health and medical coverage and (iii) continued vesting of any outstanding equity compensation awards as if the named executive officer had remained employed through the applicable vesting dates.

“Cause” generally means the named executive officer’s: (i) conviction of, or plea of guilty or no contest to, any felony or any crime involving fraud or moral turpitude, (ii) engagement in gross misconduct that causes material financial or reputation harm to the Company, (iii) material violation of the terms of the employment agreement or any written Company policy or (iv) disqualification or bar by any governmental or self-regulatory authority from serving in the capacity required by the named executive officer’s job description, or loss of any governmental or self-regulatory license that is reasonably necessary for the named executive officer to perform his duties or responsibilities.

Each employment agreement also contains confidentiality and non-disparagement provisions, which apply indefinitely, and non-competition as well as client and employee non-solicitation provisions that apply during the term of the employment agreement and for one year following a termination of employment for any reason. In addition, the employment agreements for Messrs. D. Bistricer and J. Bistricer acknowledge that each such named executive officer provides services to Clipper Equity and other entities and businesses affiliated with Mr. D. Bistricer (which we refer to as the “affiliated entities”), that such responsibilities preclude the named executive officers from devoting substantially all of their time to the Company, and that there may be certain potential conflicts of interest or duties associated with their roles at the Company and the affiliated entities.

Other than the employment agreements described above, we do not currently have any agreements, plans or arrangements that provide for severance payments to our named executive officers.

Annual Incentive Awards

We grant annual incentive awards to the named executive officers pursuant to the Clipper Realty Inc. 2015 Executive Incentive Compensation Plan (the “2015 Incentive Plan”). The 2015 Incentive Plan provides that annual incentive awards may be paid out to participants in either cash or equity-based compensation (the equity-based payouts are made pursuant to the 2015 Omnibus Plan described below). Annual incentive awards for 2015 were paid to our named executive officers in March 2016 as follows: Mr. D. Bistricer — 51,852 LTIP units with a grant date fair value equal to $700,000; Mr. Kreider — 11,112 LTIP units with a grant date fair value equal to $150,000; and Mr. J. Bistricer — a cash payout of $250,000. The LTIP units granted to Messrs. D. Bistricer and Kreider are scheduled to vest on January 2, 2018, and are reflected in the “Stock Awards” column of the Summary Compensation Table as 2016 compensation. Mr. J. Bistricer’s 2015 bonus was paid in cash, and is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table as 2015 compensation.

Annual incentive awards for 2016 were paid to our named executive officers on April 19, 2017 as follows: Mr. D. Bistricer – 18,519 LTIP units with a grant date fair value equal to $202,968; Mr. Kreider – 11,111 LTIP units with a grant date fair value equal to $121,777; and Mr. J. Bistricer – a cash payout of $258,000. The LTIP units granted to Messrs. D. Bistricer and Kreider are scheduled to vest on January 1, 2018, and consistent with prior years, will be reflected in the “Stock Awards” column of the 2017 Summary Compensation Table as 2017 compensation. Mr. J. Bistricer’s 2016 bonus was paid in cash, and is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table as 2016 compensation.

Long-Term Equity Incentive Awards

Our board of directors has adopted, and our stockholders have approved, the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Omnibus Plan”), effective August 3, 2015, pursuant to which cash and equity-based incentives may be granted to employees and consultants. The principal purposes of the 2015 Omnibus Plan are to give the Company a competitive advantage in attracting, retaining and motivating employees and consultants, to align the interests of participants with those of the Company’s stockholders and to promote ownership of the Company’s equity. The 2015 Omnibus Plan provides for the grant of stock options (both stock options intended to be “incentive stock options” intended to meet the requirements under Section 422 of the Code and “nonqualified stock options” that do not meet such requirements), stock appreciation rights (“SARs”), restricted stock, restricted stock units, LTIP units, dividend equivalent rights, other equity-based, equity-related or cash-based awards (including performance share awards and performance units settled in cash).

LTIP unit awards consist of a grant of limited partnership units of Clipper Realty L.P., the Company’s operating partnership, and are valued by reference to shares of the Company’s common stock. These awards are structured to qualify as “profits interests” for federal income tax purposes. Upon vesting, LTIP unit awards are convertible by the holder into OP units, which are redeemable at the request of the holder for cash, in an amount equal to the price of a share of common stock of the Company, or at the Company’s election, for one share of the Company’s common stock.

On March 2, 2016, we made a special one-time grant under the 2015 Omnibus Plan of 16,667 LTIP units to Mr. J. Bistricer with a grant date fair value equal to $225,005, which is scheduled to vest on February 28, 2019. On April 19, 2017, we made a special one-time grant under the 2015 Omnibus Plan of 100,000 LTIP units to Mr. J. Bistricer with a grant date fair value equal to $1,096,000, which is scheduled to vest on January 1, 2023.

Retirement Benefits

We do not currently offer plans that provide for retirement benefits, including, but not limited to, tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans, or nonqualified defined contribution plans.

Director Compensation

The following table provides information concerning the compensation of each non-employee director for service on our board in 2016. Directors who are employees of us or any of our subsidiaries did not receive, and will not receive, any compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards		All Other Compensation(1)	Total
Sam Levinson	$—	$212,500	(2)	$27,023	$239,523
Howard M. Lorber	$95,000	$—		$432	$95,432
Robert J. Ivanhoe	$75,000	$—		$432	$75,432
Roberto A. Verrone	$75,000	$—		$432	$75,432

____________

(1)	The amounts in this column represent the payment of cash distributions on each of March 11, June 3, September 2 and December 2, 2016 in respect of outstanding LTIP units.

(2)

This amount includes the grant of 4,630 LTIP units, with a grant date fair value of $62,500, which was compensation for 2015 services but is included here because the grant was made in August 2016. The amount reported in this column represents the grant date fair value of the LTIP unit awards calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the LTIP unit awards, please see Note 3 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Effective August 2015, we adopted a compensation program for our directors, effective August 2015, pursuant to which we pay customary fees to each of our non-employee directors, including a $75,000 base cash retainer ($80,000 for Mr. Levinson) and other board of directors and board committee fees as determined from time to time, including additional fees for the chairman of each of our board committees ($10,000) and for the co-chairman of our board ($50,000). Mr. Levinson’s retainer and other fees are paid in the form of LTIP unit awards at Mr. Levinson’s election.

Mr. Levinson’s LTIP unit awards were granted pursuant to the Clipper Realty Inc. 2015 Non-Employee Director Plan, which is substantially similar to the 2015 Omnibus Plan.

In 2016, we determined Mr. Levinson’s compensation package would equal $150,000 per year and we granted him 4,630 LTIP units, with an initial value of $62,500, as compensation for 2015 services and 11,112 LTIP units, with an initial value of $150,000, as compensation for 2016. The LTIP units granted to Mr. Levinson in 2016 as compensation for 2015 services were vested at grant and, of the LTIP units granted in 2016 as compensation for 2016, 5,556 LTIP units vested at grant, 2,778 LTIP units vested on September 30, 2016 and 2,778 LTIP units vested on December 31, 2016.

We also reimburse our directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including without limitation travel expenses in connection with their attendance in-person at board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us about the beneficial ownership of shares of our common stock and special voting stock as of April 27, 2017 by our 5% or greater stockholders and by our executive officers and directors. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power or investment power of such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after the date through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement.

As of April 27, 2017, there were 17,812,755 shares of our common stock and 26,317,396 shares of special voting stock outstanding.

Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Clipper Realty Inc., 4611 Twelfth Avenue, Brooklyn, New York 11219.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Special Voting Stock Beneficially Owned	Percent of Class	Aggregate number of Voting Securities Beneficially Owned	Percent of Class*
5% or Greater Stockholders (other than Executive Officers and Directors)
Moric Bistricer	—	—	4,278,058	16.3%	4,278,058(2)	9.7%
Eva Schwimmer	—	—	2,731,667	10.4%	2,731,667	6.2%
David Bistricer Trust of 2014(6)	—	—	2,772,500	10.5%	2,772,500	6.3%
Moric Bistricer Trust of 2014(7)	—	—	2,772,500	10.5%	2,772,500	6.3%
Signature Global Asset Management(8)	1,401,311	7.9%	—	—	1,401,311	3.2%

Executive Officers and Directors
David Bistricer	651,595	3.7%	4,278,058	16.3%	4,929,653(3)	11.2%
Sam Levinson	1,568,491	8.8%	7,296,279	27.7%	8,864,770(4)	20.1%
Robert J. Ivanhoe	1,667	*	—	—	1,667(9)	*
Howard Lorber	1,667	*	—	—	1,667(10)	*
Roberto Verrone	1,667	*	—	—	1,667(11)	*
Lawrence E. Kreider, Jr.	—	—	—	—	—(12)	—
JJ Bistricer	—	—	—	—	— (13)	—
Jacob Schwimmer	35,000	*	2,188,334	8.3%	2,223,334(5)	5.0%
All executive officers and directors as a group (8 persons)	2,260,087	12.7%	13,762,671	52.3%	16,022,758	36.3%

*Less than 1%.

____________

1

Holders of our special voting stock generally are entitled to vote together as a single class with holders of our common stock on all matters on which our common stockholders are entitled to vote as if such holder of our special voting stock had exchanged any Class B LLC units in our predecessor entities held by such holder for shares of our common stock. Holders of shares of our special voting stock also hold an equal number of class B LLC units. As of April 27, 2017, the aggregate number of outstanding shares of common stock and special voting stock was 44,130,151.

2

Represents 4,278,058 shares of special voting stock held directly. Excludes (i) 318,262 shares of common stock owned by the Moric Bistricer 2012 Family Trust, for which Mr. D. Bistricer is one of two trustees and (ii) 2,772,500 shares of special voting stock owned by the Moric Bistricer Trust of 2014, for which Marc Bistricer, the grandson of Moric Bistricer, is the sole trustee. Moric Bistricer disclaims beneficial ownership of the shares of common stock and special voting stock owned by the Moric Bistricer 2012 Family Trust and the Moric Bistricer Trust of 2014, respectively.

3

Represents 4,278,058 shares of special voting stock held directly, 318,262 shares of common stock owned by the Moric Bistricer 2012 Family Trust, for which Mr. D. Bistricer is one of two trustees and 333,333 shares of common stock owned by the Moric Bistricer 2016 Family Trust, for which Mr. D. Bistricer is the sole trustee. Excludes 203,705 LTIP units, which will vest in 2018, generally subject to continued employment through the vesting date. Excludes 318,262 shares of common stock owned by the David Bistricer Trust of 2013 and 2,772,500 shares of special voting stock owned by the David Bistricer Trust of 2014. Marc Bistricer, the son of David Bistricer, is the sole trustee of the David Bistricer Trust of 2013 and the David Bistricer Trust of 2014. Excludes 333,333 shares of common stock owned by the David Bistricer Family Trust, of which Ester Bistricer, Mr. D. Bistricer’s spouse, is the sole trustee. Mr. D. Bistricer disclaims beneficial ownership of the shares of common stock and special voting stock owned by the David Bistricer Trust of 2013, the David Bistricer Trust of 2014 and the David Bistricer Family Trust.

4

Represents (i) 1,204,932 shares of common stock and 4,464,692 shares of special voting stock owned by Trapeze Inc., a Delaware corporation, (ii) 121,482 shares of common stock and 1,362,039 shares of special voting stock owned by Trapeze D Holdings LLC, a Delaware limited liability company, (iii) 126,335 shares of common stock and 1,469,548 shares of special voting stock owned by ECL Holdings LLC, a Delaware limited liability company (iv) 100,000 shares of common stock owned by the Jacob Joseph Bistricer 2017 Trust, for which Mr. Levinson is the sole trustee and (v) 15,742 vested LTIP units, which are convertible into common stock on a one-for-one basis. Sam Levinson has sole voting and investment control over all of the shares held by the entities in (i) through (iii) in the preceding sentence. Excludes 111,112 LTIP units which will vest in 2017 and 2018, generally subject to Mr. Levinson’s continued service as a director. The address for Trapeze Inc., Trapeze D Holdings LLC, ECL Holdings LLC and Sam Levinson is 810 Seventh Avenue, 28th Floor, New York, New York 10019.

5

Represents 35,000 shares of common stock and 437,667 shares of special voting stock owned by Jacob Schwimmer and 1,750,667 shares of special voting stock owned by the Schwimmer Family Irrevocable Gift Trust 2. Excludes 68,890 LTIP units owned by Jacob Schwimmer, which will vest in 2018, generally subject to continued employment through the vesting date. Jacob Schwimmer is the trustee of the Schwimmer Family Irrevocable Gift Trust 2 and has sole voting and investment control over all of the shares held by this trust.

6	Marc Bistricer, the sole trustee of the David Bistricer Trust of 2014, has sole voting and investment control over all of the shares held by this trust.

7	Marc Bistricer, the sole trustee of the Moric Bistricer Trust of 2014, has sole voting and investment control over all of the shares held by this trust.

8

Based solely on the Schedule 13G filed by Signature Global Asset Management (“Signature”), a business unit of CI Investments Inc., on February 13, 2017. Represents 1,401,311 shares of common stock for which Signature has sole voting and dispositive power. Signature is a company incorporated under the laws of the Province of Ontario, Canada and is an investment manager. The address for Signature is 2 Queen St. East, 18th Floor, Toronto, ON MSC 367.

9	Includes 1,667 vested LTIP units, which are convertible into common stock on a one-for-one basis.

10	Includes 1,667 vested LTIP units, which are convertible into common stock on a one-for-one basis.

11	Includes 1,667 vested LTIP units, which are convertible into common stock on a one-for-one basis.

12	Excludes 68,890 LTIP units which will vest in 2018, generally subject to continued employment through the vesting date.

13

Excludes 100,000 shares of common stock owned by the Jacob Joseph Bistricer 2017 Trust. Sam Levinson is the sole trustee of the Jacob Joseph Bistricer 2017 Trust and has sole voting and investment control over all of the shares held by this trust. Excludes 163,334 LTIP units, 46,667 of which will vest in 2018, 16,667 of which will vest in 2019 and 100,000 of which will vest in 2023 generally subject to continued employment through the vesting date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clipper Equity

Clipper Equity owns interests in and controls and manages entities that own interests in multi-family and commercial properties in the New York metropolitan area. Each of David Bistricer, our Co-Chairman and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, is an officer of Clipper Equity.  Each of Sam Levinson, our Co-Chairman and the Head of our Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, have ownership interests in Clipper Equity.  During the year ended December 31, 2016, the Company paid overhead charges related to office expenses to Clipper Equity of approximately $275,000.

107 Columbia Heights

Our board of directors has approved the payment of a fee of $368,500 to Iron Hound Management Company (“Iron Hound”) for its service as a broker regarding the loan arrangements for the Company’s purchase of the property at 107 Columbia Heights in Brooklyn, New York.  Robert Verrone, a director of the Company, is the owner of Iron Hound. Mr. Verrone did not participate in the board’s consideration of this matter.

Tax Protection Agreement

We do not presently intend to sell or take any other action that would result in a tax protection payment with respect to the properties covered by the tax protection agreement. We entered into a tax protection agreement with our continuing investors pursuant to which we agreed to indemnify the continuing investors against certain tax liabilities incurred during the 8-year period following the private offering (or with respect to item (iv) below, certain tax liabilities resulting from certain transfers occurring during the 8-year period following the private offering) if those tax liabilities result from (i) the sale, transfer, conveyance or other taxable disposition of any of the properties of our LLC subsidiaries, (ii) any of Renaissance, Berkshire or Gunki failing to maintain a level of indebtedness allocable for U.S. federal income tax purposes to any of the continuing investors such that any of the continuing investors is allocated less than a specified minimum indebtedness in each such LLC subsidiary (in order to comply with this requirement, (1) Renaissance needs to maintain approximately $101.3 million of indebtedness, (2) Berkshire needs to maintain approximately $125.8 million of indebtedness and (3) Gunki needs to maintain approximately $34.4 million of indebtedness), (iii) in a case that such level of indebtedness cannot be maintained by the applicable LLC subsidiary, failing to make available to such a continuing investor the opportunity to execute a guarantee of indebtedness of the LLC subsidiary meeting certain requirements that would enable the continuing investor to continue to defer certain tax liabilities, or (iv) the imposition of New York City or New York State real estate transfer tax liability upon a continuing investor as a result of the formation transactions, private offering, this offering and/or certain subsequent transactions (including subsequent issuances of additional LLC units or interests, issuances of OP units by the operating partnership, issuances of common stock by Clipper Realty, issuances of common stock in exchange for class B LLC units, or dispositions of property by any LLC subsidiary) or as a result of any of those transfers being aggregated. See “Risk Factors — Risks Related to Real Estate.” We estimate that had all of their assets subject to the tax protection agreement been sold in a taxable transaction immediately after the private offering, the amount of our LLC subsidiaries’ indemnification obligations under the tax protection agreement (based on then current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $364.9 million. In addition, we estimate that if New York City or New York State real estate transfer taxes had been imposed on our continuing investors, the maximum amount of our LLC subsidiaries’ indemnification obligations pursuant to the tax protection agreement in respect of New York City or New York State real estate transfer tax liability (based on then current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $74.9 million (although the amount may have been significantly less).

Operating Partnership Agreement and Limited Liability Company Agreements

Concurrently with the completion of the private offering, we entered into the operating partnership agreement with the various persons who received LTIP units, and the operating partnership entered into amended and restated limited liability company agreements with the various continuing investors in our LLC subsidiaries. These include certain members of our senior management team and our other continuing investors. As a result, such persons became either limited partners of our operating partnership or non-managing members in our LLC subsidiaries.

Pursuant to the partnership agreement and LLC agreements, each limited partner of our operating partnership has the right, subject to the terms and conditions set forth in the partnership agreement to require our operating partnership to redeem all or a portion of the OP units held by such limited partner in exchange for a cash amount equal to the number of tendered OP units multiplied by the price of a share of our common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement), unless the terms of such OP units or a separate agreement entered into between the operating partnership and the holder of such OP units provide that the holder is not entitled to a right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the fifth business day after we receive a notice of redemption, we may, in our sole and absolute discretion, but subject to the restrictions on the ownership of our stock imposed under our charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered OP units from the tendering person in exchange for shares of our common stock, based on an exchange ratio of one share of our common stock for each OP unit (subject to anti-dilution adjustments provided in the partnership agreement). See “Description of the Limited Partnership Agreement of Our Operating Partnership.”

Each non-managing member of the LLC subsidiaries has the right, subject to the terms and conditions set forth in the LLC agreements, to require the operating partnership to exchange all or a portion of the class B LLC units held by such non-managing member, together with the same number of shares of our special voting stock, for a cash amount equal to the number of tendered class B LLC units multiplied by the price of a share of our common stock (determined in accordance with, and subject to adjustment under, the terms of the LLC agreements), unless the terms of such class B LLC units or a separate agreement entered into between an LLC subsidiary and the holder of such class B LLC units provide that the holder is not entitled to a right of exchange or imposes conditions on the exercise of such right of exchange. On or before the close of business on the fifth business day after we and the operating partnership receive a notice of exchange, we may, in our sole and absolute discretion, but subject to the restrictions on the ownership of our stock imposed under our charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered class B LLC units from the tendering non-managing member in exchange for shares of our common stock, based on an exchange ratio of one share of our common stock for each class B LLC unit (subject to anti-dilution adjustments provided in the LLC agreements). See “Description of the Limited Liability Company Agreements of our LLC Subsidiaries.”

Indemnification of Our Directors and Officers

To the maximum extent permitted by Maryland law in effect from time to time, our charter authorizes us to indemnify any individual who serves or has served, and our bylaws obligate us to indemnify any individual who is made or threatened to be made a party to or witness in a proceeding by reason of his or her service:

•	as a present or former director or officer; or

•

while a director or officer and at our request, as a director, officer, partner, manager, member or trustee of another corporation, real estate investment trust, partnership, joint venture, trust, limited liability company, employee benefit plan or other enterprise from and against any claim or liability to which he or she may become subject or that he or she may incur by reason of his or her service in any of these capacities. Our charter authorizes us, and our bylaws require us, without requiring a preliminary determination of such individual’s ultimate entitlement to indemnification, to pay or reimburse any such individual’s reasonable expenses in advance of final disposition of a proceeding. Our charter and bylaws also permit us to indemnify and advance expenses to any individual who served a predecessor of our company in any of the capacities described above and any employee or agent of our company or a predecessor of our company.

Following completion of the private offering, we entered into indemnification agreements with each of our directors and executive officers that provided for indemnification and advance of expenses to the maximum extent permitted by Maryland law. See “Management — Limitations on Liability and Indemnification of Directors and Officers” and “Description of the Limited Liability Company Agreements of Our LLC Subsidiaries — Management Liability and Indemnification.”

Related Party Transaction Approval Policy

Our board of directors has adopted a written related party transaction approval policy pursuant to which an independent committee (which may be a standing or ad hoc committee) of our board of directors will review and approve or take such other action as it may deem appropriate with respect to the following transactions:

•

a transaction in which we are a participant and which involves an amount exceeding $120,000 and in which any of our directors, officers or 5% stockholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest;

•	any material amendment, modification or extension of the tax protection agreement, services agreements or continuing investors registration rights agreement; and

•	any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

This policy sets forth factors to be considered by an independent committee in determining whether to approve any such transaction, including the nature of our involvement in the transaction, whether we have demonstrable business reasons to enter into the transaction, whether the transaction would impair the independence of a director and whether the proposed transaction involves any potential reputational or other risk issues.

To simplify the administration of the approval process under this policy, an independent committee may, where appropriate, establish guidelines for certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. This policy also provides that the following transactions are deemed pre-approved:

•	decisions on compensation or benefits or the hiring or retention of our directors or executive officers, if approved by the applicable committee of the board of directors;

•	the indemnification and advancement of expenses pursuant to our charter, bylaws or an indemnification agreement; and

•	transactions where the related person’s interest or benefit arises solely from such person’s ownership of our securities and holders of such securities receive the same benefit on a pro rata basis.

If our board of directors appoints an ad hoc independent committee to review and take action with regard to any one or more related party transactions, the committee will be comprised of at least three independent directors. A director on any committee considering a related party transaction who has an interest in the transaction will not participate in the consideration of that transaction unless requested by the chairperson of the committee.

The policy does not apply to the implementation or administration of the tax protection agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed to the Company for services rendered by BDO USA, LLP (“BDO”) for years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$340,350	$398,559

Audit-related fees	6,500	3,680

Tax fees	–	–

All other fees	–	9,500

Total	$346,850	$411,739

Services rendered by BDO in connection with fees presented above were as follows:

Audit Fees

In 2016, audit fees consist of fees paid for the annual audit of the Company’s consolidated financial statements included in the Original Form 10-K and, in 2016 and 2015, review of the Company’s consolidated financial statements included in various filings of Form S-11 with the SEC in connection with the sale of securities, consents and review of other documents filed with the SEC and, in 2015, and offering memorandum issued in connection with the sale of securities under Rule 144A of the SEC.

Audit-Related Fees

We engaged BDO for audit-related services in fiscal year 2016 or 2015 in connection with filing of certain property tax related reports with New York City.

Tax Fees

We did not engage BDO for tax compliance matters in fiscal year 2016 or 2015.

All Other Fees

All other fees in fiscal year 2015 consist of fees in connection with an acquisition.

Audit Committee Pre-Approval Policies and Procedures

Among its other duties, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All services performed by BDO for fiscal years 2016 and 2015 were approved in accordance with the Audit Committee’s pre-approval guidelines.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(3) The following exhibits are filed as part of Amendment No. 1 to the Annual Report on Form 10-K/A:

Exhibit Number	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on May 1, 2017.

Clipper realty inc.

By:	/s/ David Bistricer
David Bistricer Co-Chairman and Chief Executive Officer

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	May 1, 2017
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

*	Chief Financial Officer	May 1, 2017
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

*	Co-Chairman of the Board	May 1, 2017
Sam Levinson

*	Director	May 1, 2017
Howard M. Lorber

*	Director	May 1, 2017
Robert J. Ivanhoe

*	Director	May 1, 2017
Roberto A. Verrone

*By: /s/ David Bistricer
David Bistricer, as attorney in fact