Form 10-Q
period 2017-03-31
Clipper Realty Inc.
filed 2017-05-15
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended March 31, 2017

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

(718) 438-2804

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2017, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

PART I. – FINANCIAL INFORMATION

Cautionary Note Concerning Forward-Looking Statements

All statements contained other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor;

●	a transfer of a controlling interest in any of our properties may obligate us to pay transfer tax based on the fair market value of the real property transferred; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the SEC.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$433,666	$433,666
Building and improvements	438,281	435,318
Tenant improvements	2,986	2,986
Furniture, fixtures and equipment	9,420	9,281
Total Investment in real estate	884,353	881,251
Accumulated depreciation	(61,879)	(58,174)
Investment in real estate, net	822,474	823,077
Cash and cash equivalents	105,211	37,547
Restricted cash	16,539	11,105
Tenant and other receivables, net of allowance for doubtful accounts of $3,152 and $2,768, respectively	5,354	4,485
Deferred rent	3,748	3,825
Deferred costs and intangible assets, net	13,318	13,953
Prepaid expenses and other assets	14,639	11,216
TOTAL ASSETS	981,283	$905,208
LIABILITIES AND EQUITY
Notes payable, net of unamortized loan costs of $9,548 and $10,134, respectively	754,800	754,459
Accounts payable and accrued liabilities	6,515	8,982
Security deposits	6,380	6,248
Below-market leases, net	6,415	6,862
Other liabilities	6,603	2,441
TOTAL LIABILITIES	780,713	778,992
Preferred stock, $0.01 par value, 12.5% Series A Cumulative Non-Voting Preferred Stock; $137,500 liquidation preference, 132 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 17,812,755 and 11,422,606, respectively, issued and outstanding	178	114
Additional paid-in-capital	91,346	46,671
Accumulated deficit	(10,566)	(8,584)
Total stockholders’ equity	80,958	38,201
Non-controlling interests	119,612	88,015
TOTAL EQUITY	200,570	126,216
TOTAL LIABILITIES AND EQUITY	$981,283	$905,208

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES
Residential rental income	$18,037	$15,827
Commercial income	5,471	4,439
Tenant recoveries	1,044	813
Garage and other income	711	647
TOTAL REVENUES	25,263	21,726

OPERATING EXPENSES
Property operating expenses	7,105	6,542
Real estate taxes and insurance	4,652	4,051
General and administrative	2,196	1,832
Acquisition costs	21	6
Depreciation and amortization	3,935	3,290
TOTAL OPERATING EXPENSES	17,909	15,721

INCOME FROM OPERATIONS	7,354	6,005

Interest expense, net	(8,652)	(9,211)

Net loss	(1,298)	(3,206)

Less:
Net loss attributable to non-controlling interests	833	2,236
Dividends attributable to preferred shares	(4)	(3)
Net loss attributable to common stockholders	$(469)	$(973)
Basic and diluted loss per share	$(0.03)	$(0.09)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Preferred Shares	Number of common shares	Common Stock	Additional paid-in- capital	Accumulated deficit	Total Stockholders’ equity	Non- controlling interests	Total equity

Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	64	78,791	—	78,855	—	78,855
Amortization of LTIP grants	—	—	—	—	—	—	595	595
Dividends and distributions	—	—	—	—	(1,517)	(1,517)	(2,281)	(3,798)
Net loss	—	—	—	—	(465)	(465)	(833)	(1,298)
Reallocation of noncontrolling interest	—	—	—	(34,116)	—	(34,116)	34,116	—
Balance March 31, 2017	132	17,812,755	$178	$91,346	$(10,566)	$80,958	$119,612	$200,570

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,298)	$(3,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,705	3,073
Amortization of deferred financing costs	721	1,508
Amortization of deferred costs and intangible assets	635	555
Amortization of above and below market leases	(434)	(430)
Deferred rent	77	3
Stock-based compensation	595	510
Change in fair value of interest rate caps	137	9
Changes in operating assets and liabilities:
Restricted cash	(5,434)	(4,731)
Accounts and other receivables	(869)	(321)
Prepaid expenses, other assets and deferred costs	4,305	3,985
Accounts payable and accrued liabilities	(1,485)	(48)
Security deposits	132	78
Other liabilities	364	5
Net cash provided by operating activities	1,151	990

CASH FLOW FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(3,102)	(3,358)
Cash paid in connection with acquisition of real estate	(8,860)	(5,000)
Net cash used in investing activities	(11,962)	(8,358)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common and preferred stock	78,855	117
Payments of notes payable	(245)	(176)
Dividends and distributions		(2,479)
Loan costs and other	(135)	(49)
Net cash provided by (used in) financing activities	78,475	(2,587)

Net increase (decrease) in cash and cash equivalents	67,664	(9,955)
Cash and cash equivalents - beginning of period	37,547	125,332
Cash and cash equivalents - end of period	105,211	$115,377

Supplemental cash flow information:
Cash paid for interest	$8,441	$7,934

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands except share data)

1. Organization

Clipper Realty Inc. (the “Company” or “We”) was organized in the state of Maryland on July 7, 2015. On August 3, 2015, We completed certain formation transactions and the sale of shares of common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies (“LLC’s”) that comprised the predecessor of the Company (the “Predecessor”) in exchange for class A LLC units in such LLC’s and became the managing member of such LLC’s. The owners of the LLC’s exchanged their interests for class B LLC units and an equal number of special, non-economic, voting stock in the Company. The class B LLC units, together with the special voting shares, are convertible into common shares of the Company on a one-for-one basis and are entitled to distributions.

On February 9, 2017, the Company closed an initial public offering of 6,390,149 shares of its common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.9 million. We contributed the proceeds of the IPO to Clipper Realty L.P., our Operating Partnership, in exchange for units in the Operating Partnership.

As of March 31, 2017, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

The operations of Clipper Realty, Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLC’s that comprised the Predecessor.

At March 31, 2017, The Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of the LLC’s.

As further discussed in Note 3, upon adoption of ASU 2015-02, the Company determined that the LLC’s are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Sale of Common Stock and Formation Transactions

As discussed in Note 1, on February 9 and March 10, 2017, the Company sold an aggregate of 6,390,149 shares of common stock to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,855.

On August 3, 2015, the Company sold 10,666,667 shares of common stock to private investors at a price of $13.50 per share. The proceeds, net of offering costs, were approximately $130,199.

The Company contributed the net proceeds of the common stock offerings to the Operating Partnership in exchange for units in the Operating Partnership as described in Note 1.

3. Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all intercompany balances has been eliminated. The consolidated financial statements include the accounts of all entities in which the Company have a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interest.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2017.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements (years)	10	–	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment (years)	3	–	15

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

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized over the term of the financing and are recorded in interest expense in the consolidated financial statements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Cost incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2017 and 2016, the Company did not own any financial instruments for which the change in value was not reported in net income accordingly and its comprehensive income was its net income as presented in the consolidated statements of operations.

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

At March 31, 2017 and December 31, 2016 there were 483,517 LTIP units outstanding with a weighted grant-date fair value of $13.50 per unit. As of March 31, 2017 and December 31, 2016, there was $2.9 million and $3.5 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2017, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.3 years.

Effective April 19, 2017, the Company granted 151,853 LTIP units with a weighted average grant date fair value of $10.96 per unit.

Income Taxes

The Company elected to be taxed and to operate in a manner that will allow it to qualify as a REIT under the U.S. Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 2015. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. The entities comprising the Predecessor are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal, state or local income or franchise taxes in the accompanying consolidated financial statements.

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

Fair Value Measurements

Refer to Note 9, “Fair Value of Financial Instruments”.

Derivative Financial Instruments

The FASB derivative and hedging guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by the FASB guidance, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2017 and 2016, the Company has unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted earnings (loss) per share pursuant to the two-class method. The Company does not have diluted securities as of March 31, 2017 or 2016.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted earnings (loss) per share, as the effect would be anti-dilutive. The income (loss) allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (unaudited):

(dollar in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to common stockholders	$(469)	$(973)
Less: net income attributable to participating securities	(43)	(41)
Subtotal	$(512)	$(1,014)
Denominator
Weighted average common shares outstanding	14,644	11,423

Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.09)

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

4. Acquisition

On June 27, 2016, the Company acquired the Aspen property for $103,000.

The purchase price was allocated as follows:

Land	$49,139
Buildings	42,753
Tenant improvements	26
Site improvements	91
Furniture, fixtures and equipment	302
Above-market leases	444
Below-market leases	(783)
In-place leases	1,093
Lease origination costs	793
Real estate tax abatements	9,142
Total	$103,000

We have prepared the following unaudited pro forma income statement information for the three months ended March 31, 2016 as if the acquisition had occurred as of January 1, 2016. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2016.

Three Months Ended March 31, 2016

Revenue	$23,346
Total expenses	(26,715)
Net loss	$(3,369)
Basic and diluted loss per share	$(0.03)

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,092	3,092
In-place lease	7,347	7,347
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	23,756	23,756
Less accumulated amortization	(10,438)	(9,803)
Total deferred costs and intangible assets, net	$13,318	$13,953

Amortization of lease origination costs and in-place lease intangible assets was $230 and $217 for the three months ended March 31, 2017 and 2016, respectively. Amortization of real estate abatements of $392 and $338 for the three months ended March 31, 2017 and 2016, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $13 for the three months ended March 31, 2017, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2017 amortize in future years as follows:

2017 (Remainder)	$1,920
2018	1,284
2019	1,056
2020	812
2021	812
Thereafter	7,434
Total	$13,318

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(16,763)	(16,316)
	$6,415	$6,862

Rental income includes amortization of below-market leases of $447 and $430 for the three months ended March 31, 2017 and 2016, respectively.

The balance of below-market leases as of March 31, 2017amortize in future years as follows:

2017 (Remainder)	$1,340
2018	1,787
2019	1,269
2020	489
2021	488
Thereafter	1,042
Total	$6,415

7. Notes Payable

The first mortgages and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases were as follows:

Property	Maturity	Interest Rate	March 31, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	$150,000	$150,000
Flatbush Gardens, Brooklyn, NY(b)	10/1/2024	3.88%	20,000	20,000
250 Livingston Street, Brooklyn, NY(c)	5/6/2023	4.00%	34,848	35,093
141 Livingston Street, Brooklyn, NY(d)	6/1/2028	3.875%	79,500	79,500
Tribeca House properties, NY(e)	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen property, NY(f)	7/1/2028	3.68%	70,000	70,000
			$764,348	$764,593
Unamortized debt issuance costs			$(9,548)	$(10,134)
Total debt net of debt issuance costs			$754,800	$754,459

(a) The $150,000 mortgage note agreement with New York Community Bank (“NYCB”) matures on October 1, 2024 and bears interest at a fixed-rate of interest of 3.88%. The note requires interest only payments through April 2017 and monthly principal and interest payments thereafter based on a 30-year amortization.

(b) The additional $20,000 note with NYCB matures coterminous with the $150,000 mortgage, and bears interest at 3.88% through September 2019 and thereafter at prime plus 2.75%, subject to an option to fix the rate. The note requires interest only payments through April 2017, monthly principal and interest payments of $94 from May 2017 through September 2019 based on a 30year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

(c) The mortgage note agreement with Citigroup Global Markets Realty Corp. for $37,500 that requires monthly principal and interest payments of $179, bears interest of 4.00% and matures on May 6, 2023.

(d) On May 11, 2016, the Company repaid the $55,000 loan secured by the property at 141 Livingston Street, Brooklyn, New York from the proceeds of a $79,500 loan from NYCB. The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note requires interest only payments through June 2017, monthly principal and interest payments of $374 from July 2017 through June 2028 based on a 30 year amortization schedule.

(e) On November 9, 2016, the Company repaid the $360,000 of mortgage notes and the $100,000 mezzanine notes assumed in connection with the acquisition of the Tribeca House properties utilizing the proceeds from a $410,000 loan package with DB and SL Green Finance and cash on hand. The loan package bears a blended interest rate of one-month LIBOR plus 3.75%, or 4.73% as of March 31, 2017 matures on November 9, 2018 and is subject to three one-year extension options.

(f) On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily finance LLC, related to the Aspen property acquisition. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest only payments through July 2017, monthly principal and interest payments of $321 from August 2017 through July 2028 based on a 30 year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

The following table summarizes principal payment requirements under terms as of March 31, 2017

2017 (Remainder)	$4,245
2018	416,731
2019	6,678
2020	5,332
2021	5,560
Thereafter	325,802
Total	$764,348

8. Rental Income under Operating Leases

The Company’s three commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2017, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2017 (Remainder)	$16,154
2018	21,648
2019	16,813
2020	10,247
2021	4,749
Thereafter	23,629
Total	93,240

The Company has commercial leases with the City of New York that comprised approximately 20% of total revenue for each of the three month periods ended March 31, 2017 and 2016. In December 2016, the City of New York executed a new lease for a portion of the Company’s property at 250 Livingston Street that terminates in August 2020 coterminous with the lease for the remainder of the property.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses, including interest rate caps, and mortgages. The carrying amount of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of mortgages, which is classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and fair value of the mortgage notes payable were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$764,348	$764,593
Fair value	$751,016	$749,324

The Company purchased interest rate caps in connection with the mortgage loans on November 9, 2016 with LIBOR strike prices of 2.00%. The interest rate caps have an aggregate notional value of $410 million and expire coterminous with the related debt. Their fair value, which is classified as Level 2, is estimated using market inputs and credit valuation inputs. These instruments were not designated as hedges and accordingly their changes in fair value are recognized in earnings. The fair value of these instruments is $271 and $409 at March 31, 2017 and December 31, 2016, respectively, and the change in fair value of $137 and $9 is included in interest expense for the three months ended March 31, 2017 and 2016, respectively.

Disclosures about fair value of financial instruments were based on pertinent information available as of March 31, 2017 and December 31, 2016. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

The Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

Commitments

The Company is obligated to provide parking through 2020 under a lease with a tenant at the property on 250 Livingston Street costing approximately $160 per year.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. For the three months ended March 31, 2017 and 2016, commercial properties accounted for approximately 27% and 26%, respectively, and the residential properties accounted for approximately 73% and 74%, respectively, of total revenue.

11. Related-Party Transactions

Included in general and administrative expense for the three months ended March 31, 2017 are office and overhead expenses of approximately $98 to a related company.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial properties include the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, and Aspen properties. The residential reporting segment includes the Flatbush Gardens property and a portion of the 250 Livingston Street, Tribeca House, and Aspen properties. Interest expense related to the commercial and residential segments for the three months ended March 31, 2017 is $1,881 and $6,771 and for the three months ended March 31, 2016 is 1,844 and $7,367, respectively.

The Company’s income from operations by segment for the three months ended March 31, 2017 and 2016 is as follows:

Three months ended March 31, 2017	Commercial	Residential	Total
Rental revenues	$5,471	$18,037	$23,508
Tenant recoveries	1,044	—	1,044
Garage and other revenue income	212	499	711
Total revenues	6,727	18,536	25,263
Property operating expenses	1,081	6,024	7,105
Real estate taxes and insurance	1,057	3,595	4,652
General and administrative	188	2,008	2,196
Acquisition costs	—	21	21
Depreciation and amortization	768	3,167	3,935
Total operating expenses	3,094	14,815	17,909
Income from operations	$3,633	$3,721	$7,354

Three months ended March 31, 2016	Commercial	Residential	Total
Rental revenues	$4,439	$15,827	$20,266
Tenant recoveries	813	—	813
Garage and other revenue income	395	252	647
Total revenues	5,647	16,079	21,726
Property operating expenses	960	5,582	6,542
Real estate taxes and insurance	968	3,083	4,051
General and administrative	157	1,675	1,832
Acquisition costs	—	6	6
Depreciation and amortization	638	2,652	3,290
Total operating expenses	2,723	12,998	15,721
Income from operations	$2,924	$3,081	$6,005

The Company’s total assets by segment are as follows as of:

	Commercial	Residential	Total
March 31, 2017	$226,120	$755,163	$981,283
December 31, 2016	$225,608	$679,600	$905,208

The Company’s capital expenditures are $3,102 and $3,358 for the three months ended March 31, 2017 and 2016, respectively ($1,011 and $30 in the commercial segment and $2,091 and 3,328 in the residential segment for the three months ended March 31, 2017 and 2016, respectively).

13. Subsequent Events

On May 9, 2017, the Company completed the acquisition of a residential property located in Brooklyn, NY for $87,500. The acquisition was partially financed using the proceeds from a loan package of $73,700 from Blackstone Real Estate Special Situations Advisors LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the captions “Selected Historical Financial Data,” “Cautionary Note Concerning Forward-Looking Statements” and in our financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The financial statements for periods and as of dates prior to the formation transactions represent consolidated historical financials of the Predecessor.

Overview of Our Company

We are a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multi-family residential and commercial properties in the New York metropolitan area, with an initial portfolio in Manhattan and Brooklyn. Our primary focus is to own, manage and operate our portfolio and to acquire and reposition additional multi-family residential and commercial properties in the New York metropolitan area. The Company has been organized and operates in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax law and elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

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

On February 9, 2017 and March 10, 2017, the Company sold 6,390,149 shares of common stock to investors in a public offering at $13.50 per share (the “IPO”). The proceeds, net of offering costs, were approximately $78,855. The Company contributed the IPO proceeds to the Operating Partnership in exchange for units in the Operating Partnership.

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

In May 2017, the Company acquired a vacant 161 residential unit building for approximately $87.5 million. The acquisition was financed by the proceeds from a loan package of $73,700 (comprising an acquisition loan of $59,000, a building loan of $7,398 and project loan of $7,302) and available cash resources. Following completion of the acquisition, the Company plans to create twelve additional residential units in the Columbia Heights property by converting various public areas on the property.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The operations of Clipper Realty, Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLC’s that comprised the Predecessor.

At March 31, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of the LLC’s.

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

Results of Operations

Our focus throughout 2016 and the first quarter of 2017 has been to manage our properties to optimize revenue and control costs at each property while continuing to renovate and reposition certain properties. The discussions below will identify the specific properties contributing to the changes in the results of operations. The discussion will focus on the properties the Company held for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2017 and 2016 (in thousands)

	2017	Less: Aspen	2017 excluding Aspen	2016	Increase (decrease)%
Revenues
Residential rental revenue	$18,037	$1,361	$16,676	$15,827	$849	5.4%
Commercial rental revenue	5,471	359	5,112	4,439	673	15.2%
Tenant recoveries	1,044	1	1,043	813	230	28.3%
Garage and other income	711	2	709	647	62	9.6%
Total revenues	25,263	1,723	23,540	21,726	1,814	8.3%
Operating Expenses
Property operating expenses	7,105	263	6,842	6,542	300	4.6%
Real estate taxes and insurance	4,652	145	4,507	4,051	456	11.3%
General and administrative	2,196	86	2,110	1,832	278	15.1%
Acquisition costs	21	-	21	6	15	n/a
Depreciation and amortization	3,935	309	3,626	3,290	336	10.2%
Total operating expenses	17,909	803	17,106	15,721	1,385	8.8%
Income from operations	7,354	920	6,434	6,005	429	7.1%
Interest expense, net	(8,652)	(696)	(7,956)	(9,211)	1,255	(13.6)%
Net loss	$(1,298)	$224	$(1,522)	$(3,206)	$1,684	52.5%

Revenue. Residential rental revenue, excluding Aspen, increased from $15,827 for the three months ended March 31, 2016 to $16,676 for the three months ended March 31, 2017 due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex and higher revenues on new leases at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $20.71 (96.5% occupancy) at March 31, 2016 to $21.29 (95.9% occupancy) at March 31, 2017.

Commercial rental revenue, excluding Aspen, increased from $4,439 for the three months ended March 31, 2016 to $5,112 for the three months ended March 31, 2017 primarily due to the commencement of the new retail lease at our Tribeca House property.

Tenant recoveries, excluding Aspen, increased from $813 for the three months ended March 31, 2016 to $1,043 for the three months ended March 31, 2017, primarily due to recoveries for higher real estate taxes and terms in one of the retail leases at our Tribeca House property which provided for escalation payments commencing in July 2016.

Garage and other income, excluding Aspen, increased from $647 for the three months ended March 31, 2016 to $709 for the three months ended March 31, 2017. The increase was across several categories, including garage, deposit forfeitures, laundry and leasing application fees.

Property Operations Expense. Property operating expenses, excluding Aspen, include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $6,542 for the three months ended March 31, 2016 to $6,842 for the three months ended March 31, 2017 primarily due to higher payroll, utilities and collection expenses mostly offset by lower repairs and maintenance, supplies and commission expenses .

Real estate taxes and insurance expenses, excluding Aspen, increased from $4,051 for the three months ended March 31, 2016 to $4,507 for the three months ended March 31, 2017, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense, excluding Aspen, increased from $1,832 for the three months ended March 31, 2016 to $2,110 for the three months ended March 31, 2017, primarily due to increase in staffing levels and increase in non-cash amortization of incentive compensation awards.

Depreciation and Amortization. Depreciation and amortization expense, excluding Aspen, increased from $3,290 for the three months ended March 31, 2016 to $3,626 for the three months ended March 31, 2017, due to additions to fixed assets.

Interest Expense, Net. Interest expense, net, excluding Aspen, was $9,211 for the three months ended March 31, 2016 and $7,956 for the three months ended March 31, 2017. The decrease results from lower balances and rates obtained in refinancing the Tribeca House property in November 2016 and the 141 Livingston Street property in May 2016 and lower amortization of loan costs. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $858 and $1,517 for the three months ended March 31, 2017 and 2016, respectively.

Net Loss. As a result of the foregoing, net loss, excluding Aspen, decreased from $3,206 for the three months ended March 31, 2016 to $1,522 for the three months ended March 31, 2017.

Liquidity and Capital Resources

On February 9, 2017 and March 10, 2017, we completed an IPO which provided net proceeds of approximately $78.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

As of March 31, 2017, we had $754.8 million, net of unamortized issuance costs, of mortgage indebtedness secured by our properties and $105.2 million of cash of which we expect to use approximately $46.0 million for capital projects. Additionally, apart from regularly scheduled amortization, we also have $410.0 million of debt maturing in November 2018 subject to three one-year extension options as a result of the Tribeca House refinancing, $35.1 million of debt maturing in May 2023, $170.0 million of debt maturing in October 2024, $70.0 million maturing in July 2028 and $79.5 million maturing in June 2028. No assurance can be given that we will be able to refinance any of these loans on favorable terms or at all.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations, and we believe we will have sufficient resources to meet our short-term liquidity requirements.

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings.

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

Property-Level Debt

The mortgages and mezzanine notes which are collateralized by their respective properties, member’s interest in the properties and assignment of leases, and the principal amounts outstanding as of March 31, 2017 and December 31, 2016 were as follows:

Property	Maturity	Interest Rate	March 31, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	$150,000	$150,000
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	20,000	20,000
250 Livingston Street, Brooklyn, NY	5/6/2023	4.00%	34,848	35,093
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	79,500	79,500
Tribeca House properties, NY	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen property, NY	7/1/2028	3.68%	70,000	70,000
			$764,348	$764,593

Tribeca House properties

There is $410 million in mortgage and mezzanine debt related to the Tribeca House properties, in the form a mortgage note of $335 million to Deutsche Bank and a $75 million mezzanine note to SL Green Finance. Both the mortgage note and the mezzanine note mature on November 9, 2018 and give us the option to extend the maturity date up to three one-year terms. Under the mortgage note, we have the option to prepay the balance in whole, but not in part without a prepayment penalty. Under the mezzanine note, we have the option to prepay the balance in whole, but not in part. In connection with both the mortgage and mezzanine debt, our Co-Chairman and Chief Executive Officer and Co-Chairman, Head of Investment Committee entered into guaranties of recourse obligations.

Flatbush Gardens

There is $170 million in mortgage debt secured by Flatbush Gardens, as of March 31, 2017, in the form of two mortgage notes to New York Community Bank. A $150 million mortgage note matures on October 1, 2024 and has a fixed interest rate of 3.88%. A $20 million mortgage note also matures on October 1, 2024 and has an interest rate of 3.88% through September 2019, after which the interest is Prime plus 2.75% subject to an option to fix the rate. Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 4% if the prepayment occurs prior to December 31, 2017, 2% if it occurs from October 1, 2017 through December 31, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. Our Co-Chairman and Chief Executive Officer entered into guaranties of recourse obligations in connection with both notes.

141 Livingston Street

There is $79.5 million in mortgage debt secured by 141 Livingston Street, as of March 31, 2017, in the form of a mortgage note to New York Community Bank. The note bears interest at 3.875% and matures on June 1, 2028. We may prepay the debt in whole or in part, subject to a prepayment premium. Our Co-Chairman and Chief Executive Officer and Co-Chairman, Head of Investment Committee entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is approximately $35 million in mortgage debt secured by 250 Livingston Street, as of March 31, 2017, in the form of a mortgage note to Citigroup Global Markets Realty Corp, which has been securitized. The note requires monthly principal and interest payments of $179,000, bears interest of 4.00% and matures on May 6, 2023. We may prepay the debt within two months of May 6, 2023 in whole without having to pay a prepayment premium. Our Co-Chairman and Chief Executive Officer entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify him.

The Aspen Property

There is $70 million in mortgage debt secured by Aspen as of March 31, 2017 in the form of a mortgage note with Capital One Multifamily finance LLC. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest-only payments through July 2017, monthly principal and interest payments of $321,000 from August 2017 through July 2028 based on a 30-year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

Cash Flows for the Three Months ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities	$1,151	$990
Investing activities	$(11,962)	$(8,358)
Financing activities	$78,475	$(2,587)

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three ended March 31, 2017 and 2016 were as follows:

Net cash flow provided by operating activities was $1,151 for the three months ended March 31, 2017 as compared to $990 for the years ended December 31, 2016. The change principally reflects steady operating results and the inclusion of the Aspen property purchased in late June 2016.

Net cash used in investing activities was $11,962 for the three months ended March 31, 2017 as compared to $8,358 for the three months ended March 31, 2016. The increase in 2017 as compared to 2016 results from a larger acquisition deposit in 2017. In 2017, the Company made a $8,750 deposit related to the Columbia Heights property and, in 2016, a $5,000 deposit for the Aspen property purchased in late June 2016.

Net cash provided by financing activities was $78,475 for the three months ended March 31, 2017 as compared to net cash used in financing activities of $(2,587) for the three months ended March 31, 2016. In February and March 2017, the Company completed an IPO resulting in net proceeds of $78,855. The Company declared a dividend on March 27, 2017 paid on April 17, 2017. The use of cash in 2016 results almost entirely from the regularly scheduled dividend and distribution.

Income Taxes

No provision has been made for income taxes since all of the Company’s operations are held in pass-through entities and accordingly the income or loss of the Company is included in the individual income tax returns of the partners or members.

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our first taxable three months ended March 31, 2015. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We believe that we are organized and operate in a manner that will enable us to qualify and be taxed as a REIT and we intend to continue to operate so as to satisfy the requirements for qualification as a REIT for federal income tax purposes.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and Adjusted EBITDA, all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, as computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
FFO
Net loss	$(1,298)	$(3,206)
Real estate depreciation and amortization	3,935	3,290
FFO	$2,637	$84

AFFO
FFO	$2,637	$84

Real estate tax intangible amortization	392	338
Amortization of above and below-market leases	(434)	(430)
Straight-line rent adjustment	77	3
Amortization of debt origination costs	721	1,508
Interest rate cap mark-to-market	137	9
Amortization of LTIP awards	595	510
Acquisition costs	21	6
Recurring capital spending	(136)	(219)
AFFO	$4,010	$1,809

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

However, Adjusted EBITDA should only be used as an alternative measure of our financial performance. The following table reconciles Adjusted EBITDA to net (loss) income:

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA
Net loss	$(1,298)	$(3,206)
Depreciation and amortization	3,935	3,290
Amortization of real estate tax intangible	392	338
Amortization of above and below-market leases	(434)	(430)
Straight-line rent adjustment	77	3
Amortization of LTIP awards	595	510
Interest expense, net	8,652	9,211
Acquisition costs	21	6
Adjusted EBITDA	$11,940	$9,722

Net operating income

We believe that Net Operating Income (“NOI”) is a useful measure of our operating performance. We define Net Operating Income as income from operations plus real estate depreciation and amortization, acquisition costs, general and administrative costs and amortization of identifiable intangibles. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used in valuation of properties. However, NOI should only be used as an alternative measure of our financial performance.

	Three Months Ended March 31,
	2017	2016
NOI
Income from operations	$7,354	$6,005
Depreciation and amortization	3,935	3,290
General and administrative expenses	2,196	1,832
Acquisition costs	21	6
Amortization of real estate tax intangible	392	338
Amortization of above and below-market leases	(434)	(430)
Straight-line rent adjustment	77	3
NOI	$13,541	11,044

Critical Accounting Policies

        Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements included in Item 1 for information relating to new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To manage this risk, we purchased interest rate caps on approximately $410 million of the $764.6 million principal amount of mortgage debt outstanding as of March 31, 2017 that would provide interest protection if one month LIBOR exceeds 2.0%.

A one percent increase in interest rates on our $410 million of variable rate mortgage debt would decrease annual net income by approximately $4.1 million, and a decrease in LIBOR, which was 0.98% as of March 31, 2017, to zero percent would increase annual net income by approximately $4.0 million.

The fair value of the Company’s notes payable was approximately $751.0 million and $749.3 million as of March 31, 2017 and December 31, 2016, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations if determined adversely to us.

item 1a. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities:

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214021) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which we sold an aggregate of 6,390,149 shares of our common stock (including the exercise in full of the over-allotment option, which closed on March 10, 2017) at a price to public of $13.50 per share. FBR Capital Markets & Co., Raymond James & Associates, Inc., Janney Montgomery Scott LLC and Wunderlich Securities, Inc. served as underwriters. On February 9, 2017, we closed the sale of such shares and on March 10, 2017, we closed the sale of the over-allotment option, resulting in aggregate net proceeds of approximately $78.9 million after deducting underwriting discounts and commission of $5.1 million and other offering expenses of approximately $3.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on February 9, 2017 pursuant to Rule 424(b).

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned.

Clipper realty inc.

May 15, 2017	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report