Form 10-Q
period 2017-06-30
Clipper Realty Inc.
filed 2017-07-27
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 17,812,755 shares of the Registrant’s Common Stock outstanding.

PART I. – FINANCIAL INFORMATION

Cautionary Note Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$433,666	$433,666
Building and improvements	442,395	435,318
Tenant improvements	3,001	2,986
Furniture, fixtures and equipment	9,601	9,281
Real estate under development	89,313	—
Total Investment in real estate	977,976	881,251
Accumulated depreciation	(65,712)	(58,174)
Investment in real estate, net	912,264	823,077
Cash and cash equivalents	68,484	37,547
Restricted cash	13,395	11,105
Tenant and other receivables, net of allowance for doubtful accounts of $2,109 and $2,768, respectively	4,571	4,485
Deferred rent	3,669	3,825
Deferred costs and intangible assets, net	12,682	13,953
Prepaid expenses and other assets	12,330	11,216
TOTAL ASSETS	$1,027,395	$905,208

LIABILITIES AND EQUITY
Notes payable, net of unamortized loan costs of $12,393 and $10,134, respectively	810,519	754,459
Accounts payable and accrued liabilities	6,018	8,982
Security deposits	6,562	6,248
Below-market leases, net	5,968	6,862
Other liabilities	2,982	2,441
TOTAL LIABILITIES	$832,049	$778,992
Preferred stock, $0.01 par value, 12.5% Series A Cumulative Non-Voting Preferred Stock; $137,500 liquidation preference, 0 and 132 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 17,812,755 and 11,422,606, respectively, issued and outstanding	178	114
Additional paid-in-capital	91,579	46,671
Accumulated deficit	(12,909)	(8,584)
Total stockholders’ equity	78,848	38,201
Non-controlling interests	116,498	88,015
TOTAL EQUITY	$195,346	$126,216
TOTAL LIABILITIES AND EQUITY	$1,027,395	$905,208

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES
Residential rental income	$18,079	$15,911	$36,116	$31,738
Commercial income	5,471	4,520	10,942	8,959
Tenant recoveries	1,017	1,070	2,061	1,883
Garage and other income	791	704	1,502	1,351
TOTAL REVENUES	25,358	22,205	50,621	43,931

OPERATING EXPENSES
Property operating expenses	6,564	6,142	13,669	12,684
Real estate taxes and insurance	4,817	4,089	9,469	8,140
General and administrative	2,588	2,090	4,784	3,922
Acquisition costs	6	401	27	407
Depreciation and amortization	4,063	3,348	7,998	6,638
TOTAL OPERATING EXPENSES	18,038	16,070	35,947	31,791

INCOME FROM OPERATIONS	7,320	6,135	14,674	12,140

Interest expense, net	(8,931)	(9,652)	(17,583)	(18,863)

Net loss	(1,611)	(3,517)	(2,909)	(6,723)

Less:
Net loss attributable to non-controlling interests	965	2,452	1,798	4,688
Dividends attributable to preferred shares	(4)	(4)	(8)	(7)
Net loss attributable to common stockholders	$(650)	$(1,069)	$(1,119)	$(2,042)
Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.08)	$(0.18)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of preferred shares	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity

Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	64	78,747	—	78,811	—	78,811
Net proceeds from redemption of preferred shares	(132)	—	—	(145)	—	(145)	—	(145)
Amortization of LTIP grants	—	—	—	—	—	—	1,429	1,429
Dividends and distributions	—	—	—	—	(3,214)	(3,214)	(4,842)	(8,056)
Net loss	—	—	—	—	(1,111)	(1,111)	(1,798)	(2,909)
Reallocation of noncontrolling interest	—	—	—	(33,694)	—	(33,694)	33,694	—
Balance June 30, 2017	—	17,812,755	$178	$91,579	$(12,909)	$78,848	$116,498	$195,346

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,909)	$(6,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,538	6,197
Amortization of deferred financing costs	1,442	3,095
Amortization of deferred costs and intangible assets	1,243	1,110
Amortization of above and below market leases	(866)	(919)
Deferred rent	156	(19)
Stock-based compensation	1,429	1,112
Change in fair value of interest rate caps	329	9
Changes in operating assets and liabilities:
Restricted cash	(2,290)	77
Accounts and other receivables	(86)	(1,785)
Prepaid expenses, other assets and deferred costs	(293)	721
Accounts payable and accrued liabilities	(2,220)	771
Security deposits	314	914
Other liabilities	541	431
Net cash provided by operating activities	4,328	4,991

CASH FLOW FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(8,578)	(8,539)
Acquisition deposit	(2,144)	—
Cash paid in connection with acquisition of real estate	(87,586)	(102,845)
Net cash used in investing activities	(98,308)	(111,384)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	78,811	(438)
Redemption / sale of preferred stock	(145)	132
Payments of notes payable	(681)	(55,354)
Proceeds from notes payable	59,000	149,500
Dividends and distributions	(8,056)	(4,969)
Loan costs and other	(4,012)	(3,751)
Net cash provided by financing activities	124,917	85,120

Net increase (decrease) in cash and cash equivalents	30,937	(21,273)
Cash and cash equivalents - beginning of period	37,547	125,332
Cash and cash equivalents - end of period	$68,484	$104,059

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $180 in 2017	$15,771	$16,448
Other non-cash items capitalized to real estate under development	$561	$—

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

On February 9, 2017, the Company priced an initial public offering of 6,390,149 primary shares of its common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.8 million. We contributed the proceeds of the IPO to Clipper Realty L.P., our Operating Partnership, in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million, financed with a $59 million secured mortgage loan.

As of June 30, 2017, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House properties in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 480,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,236 square feet of rental retail and parking GLA;

•	Flatbush Gardens in Brooklyn, comprised of a 59-building multi-family housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,073 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 294,378 square feet of GLA;

•

Aspen property in Manhattan, a seven-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of rental retail GLA; and

•	107 Columbia Heights in Brooklyn Heights (“107 Columbia Heights”), currently a ten-story 161-unit building containing 154,058 square feet of residential space.

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

At June 30, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

As further discussed in Note 3, upon adoption of ASU 2015-02, the Company determined that the Operating Partnership and the LLC’s are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Sale of Common Stock, Formation Transactions and Preferred Stock Redemption

As discussed in Note 1, on February 9 and March 10, 2017, the Company sold an aggregate of 6,390,149 primary shares of common stock to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,811.

On August 3, 2015, the Company sold 10,666,667 shares of common stock to private investors at a price of $13.50 per share. The proceeds, net of offering costs, were approximately $130,199.

The Company contributed the net proceeds of the common stock offerings to the Operating Partnership in exchange for units in the Operating Partnership as described in Note 1.

On June 21, 2017, the Company redeemed its preferred stock with a payment of $145.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2017.

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

The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2017 and 2016, the Company did not own any financial instruments for which the change in value was not reported in net income accordingly and its comprehensive income was its net income as presented in the consolidated statements of operations.

Revenue Recognition

Rental revenue for commercial leases is recognized on a straight-line basis over the terms of the respective leases. Rental income attributable to residential leases and parking is recognized as earned, which is not materially different from the straight-line basis. Leases entered into by residents for apartment units are generally for one year terms, renewable upon consent of both parties on an annual or monthly basis. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Compensation — Stock Compensation.” As such, all equity-based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date of grant.

In April 2017, the Company granted 151,853 LTIP units with a weighted average grant date fair value of $10.96 per unit.

At June 30, 2017, and December 31, 2016, there were 653,338 and 501,485 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.95 and $13.50 per unit, respectively. As of June 30, 2017, and December 31, 2016, there was $3.8 million and $3.5 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2017, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 2.2 years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2017, the Company has no derivatives for which it applies hedge accounting.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2017 and 2016, the Company has unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted earnings (loss) per share pursuant to the two-class method. The Company does not have dilutive securities as of June 30, 2017 or 2016.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted earnings (loss) per share, as the effect would be anti-dilutive. The income (loss) allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (unaudited):

(dollar in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss attributable to common stockholders	$(650)	$(1,069)	$(1,119)	$(2,042)
Less: net loss attributable to participating securities	(62)	(15)	(105)	(56)
Subtotal	$(712)	$(1,084)	$(1,224)	$(2,098)
Denominator
Weighted average common shares outstanding	17,813	11,423	16,228	11,423

Basic and diluted loss per share attributable to common stockholders	$(0.04)	$(0.10)	$(0.08)	$(0.18)

Recently Issued Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:

1.

The fair value of the modified award is the same as the fair value of the original award immediately before the modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.

The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting periods within that reporting period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations – Clarifying the Definition of a Business." ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted ASU 207-01 in 2017. The new standard is expected to reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

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

4. Acquisitions

On June 27, 2016, the Company acquired the Aspen property for $103,000.

The purchase price was allocated as follows:

Land	$49,139
Buildings	42,753
Tenant improvements	26
Site improvements	91
Furniture, fixtures and equipment	302
Above-market leases	444
Below-market leases	(783)
In-place leases	1,093
Lease origination costs	793
Real estate tax abatements	9,142
Total	$103,000

We have prepared the following unaudited pro forma income statement information for the six months ended June 30, 2016, as if the acquisition had occurred as of January 1, 2016. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2016.

Six Months Ended June 30, 2016

Revenue	$47,092
Total expenses	(54,239)
Net loss	$(7,147)
Basic and diluted loss per share	$(0.19)

On May 9, 2017, the Company purchased 107 Columbia Heights, in vacant condition, for $87.5 million. In connection with the acquisition and redevelopment of the property, the Company obtained acquisition and construction financing secured by mortgages on the property (see Note 7). The purchase price was preliminarily allocated 50% to land and 50% to building.

During the second quarter of 2017, the Company made a refundable deposit of approximately $2.1 million, in connection with a proposed acquisition of a residential property at 10 West 65th Street. The proposed acquisition is subject to certain conditions, including the seller’s success in acquiring a replacement property.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,092	3,092
In-place lease	7,347	7,347
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	23,756	23,756
Less accumulated amortization	(11,074)	(9,803)
Total deferred costs and intangible assets, net	$12,682	$13,953

Amortization of lease origination costs and in-place lease intangible assets was $230 and $224 for the three months ended June 30, 2017 and 2016, respectively, and $460 and $441 for the six months ended June 30, 2017 and 2016, respectively. Amortization of real estate abatements of $392 and $331 for the three months ended June 30, 2017 and 2016, respectively, and $783 and $669 for the six months ended June 30, 2017 and 2016, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $15 and $28 for the three and six months ended June 30, 2017, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2017, amortize in future years as follows:

2017 (Remainder)	$1,284
2018	1,284
2019	1,056
2020	812
2021	812
Thereafter	7,434
Total	$12,682

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(17,210)	(16,316)
	$5,968	$6,862

 Rental income includes amortization of below-market leases of $447 and $489 for the three months ended June 30, 2017 and 2016, respectively, and $894 and $919 for the six months ended June 30, 2017 and 2016, respectively.

The balance of below-market leases as of June 30, 2017, amortize in future years as follows:

2017 (Remainder)	$893
2018	1,787
2019	1,269
2020	489
2021	488
Thereafter	1,042
Total	$5,968

7. Notes Payable

The first mortgages and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases, were as follows:

Property	Maturity	Interest Rate	June 30, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	$149,779	$150,000
Flatbush Gardens, Brooklyn, NY(b)	10/1/2024	3.88%	19,971	20,000
250 Livingston Street, Brooklyn, NY(c)	5/6/2023	4.00%	34,662	35,093
141 Livingston Street, Brooklyn, NY(d)	6/1/2028	3.875%	79,500	79,500
Tribeca House properties, NY(e)	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen property, NY(f)	7/1/2028	3.68%	70,000	70,000
107 Columbia Heights property, NY (g)	5/9/2020	LIBOR + 3.85%	59,000	—
			$822,912	$764,593
Unamortized debt issuance costs			(12,393)	(10,134)
Total debt, net of debt issuance costs			$810,519	$754,459

(a) The $150,000 mortgage note agreement with New York Community Bank (“NYCB”) matures on October 1, 2024 and bears interest at a fixed-rate of interest of 3.88%. The note requires interest-only payments through April 2017 and monthly principal and interest payments thereafter based on a 30-year amortization.

(b) The additional $20,000 note with NYCB matures coterminous with the $150,000 mortgage, and bears interest at 3.88% through September 2019 and thereafter at prime plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through April 2017, monthly principal and interest payments of $94 from May 2017 through September 2019 based on a 30-year amortization schedule and principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

(c) The mortgage note agreement with Citigroup Global Markets Realty Corp. for $37,500 requires monthly principal and interest payments of $179, bears interest at 4.00% and matures on May 6, 2023.

(d) On May 11, 2016, the Company repaid the $55,000 loan secured by the property at 141 Livingston Street, Brooklyn, New York, from the proceeds of a $79,500 loan from NYCB. The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note requires interest-only payments through June 2017, and monthly principal and interest payments of $374 from July 2017 through June 2028 based on a 30-year amortization schedule.

(e) On November 9, 2016, the Company repaid the $360,000 of mortgage notes and the $100,000 mezzanine notes assumed in connection with the acquisition of the Tribeca House properties, utilizing the proceeds from a $410,000 loan package with Deutsche Bank and SL Green Finance, and cash on hand. The loan package bears interest at one-month LIBOR plus 3.75% (equivalent to 5.0% as of June 30, 2017), matures on November 9, 2018 and is subject to three one-year extension options.

(f) On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily Finance LLC, related to the Aspen property acquisition. The note matures on July 1, 2028 and bears interest at 3.68%. The note requires interest-only payments through July 2017, and monthly principal and interest payments of $321 from August 2017 through July 2028 based on a 30-year amortization schedule.

(g) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs. The notes mature on May 9, 2020, are subject to two one-year extensions, and bear interest at one-month LIBOR plus 3.85% (equivalent to 5.1% as of June 30, 2017).

The following table summarizes principal payment requirements under terms as of June 30, 2017:

2017 (Remainder)	$3,809
2018	416,731
2019	6,678
2020	64,332
2021	5,560
Thereafter	325,802
Total	$822,912

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2017, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2017 (Remainder)	$10,770
2018	21,648
2019	16,813
2020	10,247
2021	4,749
Thereafter	24,025
Total	$88,252

The Company has commercial leases with the City of New York that comprised approximately 20% of total revenue for each of the three and six-month periods ended June 30, 2017 and 2016. In December 2016, the City of New York executed a new lease for a portion of the Company’s property at 250 Livingston Street that terminates in August 2020, coterminous with the lease for the remainder of the office space at the property.

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

The carrying amount and fair value of the mortgage notes payable were as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$822,912	$764,593
Fair value	811,863	749,324

The Company purchased interest rate caps in connection with the mortgage loans on November 9, 2016, for the Tribeca House property and May 10, 2017, for the 107 Columbia Heights acquisition, that expire coterminous with the related debt as follows:

Notional Amount	Related Property Loans	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Market Value at June 30, 2017	Estimated Fair Market Value at December 31, 2016
$410,000	Tribeca House	Interest rate cap	December 31, 2018	2.0%	$80	$409
$73,700	107 Columbia Heights	Interest rate cap	May 3, 2020	3.0%	$70	NA
Total fair value of derivative instruments included in prepaid and other assets					$150	$409

Their fair value, which is classified as Level 2, is estimated using market inputs and credit valuation inputs. These instruments were not designated as hedges and accordingly the change in fair value for the Tribeca House instrument is recognized in earnings and, for the 107 Columbia Heights instrument, in real estate under development. As a result, the change in fair value for the Tribeca House instrument of $192 and $0 is included in interest expense for the three months ended June 30, 2017 and 2016, respectively, and $329 and $9 for the six months ended June 30, 2017 and 2016, respectively. The change in fair value of $63 for the 107 Columbia Heights instrument for the three months ended June 30, 2017, is included in real estate under development.

Disclosures about fair value of financial instruments were based on pertinent information available as of June 30, 2017, and December 31, 2016. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs.  The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. Two other cases have resulted in similar decisions. The Company believes that these court decisions are incorrect and conflict with other recent court decisions that directly uphold the Company’s position.  On July 18, 2017, the Court stayed the above decision, and the Company intends to expeditiously appeal the Court’s decision to the Appellate Division, First Department. Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability if the Court’s decision is upheld.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

Commitments

The Company is obligated to provide parking availability through August 2020 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $240 per year.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. For each of the three and six months ended June 30, 2017 and 2016, commercial properties accounted for approximately 26%, and residential properties accounted for approximately 74%, of total revenue.

11. Related-Party Transactions

Included in general and administrative expense for the three and six months ended June 30, 2017, are office and overhead expenses of approximately $134 and $232, respectively, pertaining to a related company.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the 107 Columbia Heights property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

The Company’s income from operations by segment for the three and six months ended June 30, 2017 and 2016 is as follows:

Three months ended June 30, 2017	Commercial	Residential	Total
Rental revenues	$5,471	$18,079	$23,550
Tenant recoveries	1,017	—	1,017
Garage and other revenue income	215	576	791
Total revenues	6,703	18,655	25,358
Property operating expenses	1,026	5,538	6,564
Real estate taxes and insurance	1,066	3,751	4,817
General and administrative	208	2,380	2,588
Acquisition costs	—	6	6
Depreciation and amortization	835	3,228	4,063
Total operating expenses	3,135	14,903	18,038
Income from operations	$3,568	$3,752	$7,320

Three months ended June 30, 2016	Commercial	Residential	Total
Rental revenues	$4,520	$15,911	$20,431
Tenant recoveries	1,070	—	1,070
Garage and other revenue income	243	461	704
Total revenues	5,833	16,372	22,205
Property operating expenses	936	5,206	6,142
Real estate taxes and insurance	990	3,099	4,089
General and administrative	173	1,917	2,090
Acquisition costs	—	401	401
Depreciation and amortization	648	2,700	3,348
Total operating expenses	2,747	13,323	16,070
Income from operations	$3,086	$3,049	$6,135

Six months ended June 30, 2017	Commercial	Residential	Total
Rental revenues	$10,942	$36,116	$47,058
Tenant recoveries	2,061	—	2,061
Garage and other revenue income	427	1,075	1,502
Total revenues	13,430	37,191	50,621
Property operating expenses	2,107	11,562	13,669
Real estate taxes and insurance	2,123	7,346	9,469
General and administrative	396	4,388	4,784
Acquisition costs	—	27	27
Depreciation and amortization	1,603	6,395	7,998
Total operating expenses	6,229	29,718	35,947
Income from operations	$7,201	$7,473	$14,674

Six months ended June 30, 2016	Commercial	Residential	Total
Rental revenues	$8,959	$31,738	$40,697
Tenant recoveries	1,883	—	1,883
Garage and other revenue income	789	562	1,351
Total revenues	11,631	32,300	43,931
Property operating expenses	1,895	10,789	12,684
Real estate taxes and insurance	1,956	6,184	8,140
General and administrative	330	3,592	3,922
Acquisition costs	—	407	407
Depreciation and amortization	1,284	5,354	6,638
Total operating expenses	5,465	26,326	31,791
Income from operations	$6,166	$5,974	$12,140

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2017	$225,629	$801,766	$1,027,395
December 31, 2016	225,608	679,600	905,208

The Company’s interest expense by segment for the three and six months ended June 30, 2017 and 2016 are as follows:

	Commercial	Residential	Total
Three months ended June 30:
2017	$1,942	$6,989	$8,931
2016	1,879	7,773	9,652
Six months ended June 30:
2017	$3,823	$13,760	$17,583
2016	3,673	15,190	18,863

The Company’s capital expenditures by segment for the three and six months ended June 30, 2017 and 2016 are as follows:

	Commercial	Residential	Total
Three months ended June 30:
2017	$2,002	$4,035	$6,037
2016	369	4,812	5,181
Six months ended June 30:
2017	$3,013	$6,126	$9,139
2016	399	8,140	8,539

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

On February 9, 2017, and March 10, 2017, the Company sold 6,390,149 primary shares of common stock to investors in a public offering at $13.50 per share (the “IPO”). The proceeds, net of offering costs, were approximately $78,811. The Company contributed the IPO proceeds to the Operating Partnership in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million.

As of June 30, 2017, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan; and

•	one vacant residential property at 107 Columbia Heights in Brooklyn Heights.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The operations of Clipper Realty, Inc., and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLC’s that comprised the Predecessor.

At June 30, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

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

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, and are, therefore, not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As of December 31, 2017, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Results of Operations

Our focus throughout 2016 and the first half of 2017 has been to manage our properties to optimize revenue and control costs at each property while continuing to renovate and reposition certain properties. The discussions below will identify the specific properties contributing to the changes in the results of operations. The discussion will focus on the properties the Company held for the full period in each comparison.

Income Statement for the Three Months Ended June 30, 2017 and 2016 (in thousands)

	2017	Less: Aspen	2017 excluding Aspen	2016	Less: Aspen	2016 excluding Aspen	Increase (decrease)%
Revenues
Residential rental revenue	$18,079	$1,381	$16,698	$15,911	$66	$15,845	$853	5.4%
Commercial rental revenue	5,471	362	5,109	4,520	15	4,505	604	13.4%
Tenant recoveries	1,017	1	1,016	1,070	-	1,070	(54)	(5.1)%
Garage and other income	791	5	786	704	-	704	82	11.7%
Total revenues	25,358	1,749	23,609	22,205	81	22,124	1,485	6.7%
Operating Expenses
Property operating expenses	6,564	272	6,292	6,142	9	6,133	159	2.6%
Real estate taxes and insurance	4,817	152	4,665	4,089	11	4,078	587	14.4%
General and administrative	2,588	117	2,471	2,090	3	2,087	384	18.4%
Acquisition costs	6	-	6	401	399	2	4	n/a
Depreciation and amortization	4,063	310	3,753	3,348	19	3,329	424	12.7%
Total operating expenses	18,038	851	17,187	16,070	441	15,629	1,557	10.0%
Income from operations	7,320	898	6,422	6,135	(360)	6,495	(73)	(1.1)%
Interest expense, net	(8,931)	(701)	(8,230)	(9,652)	(2)	(9,650)	1,420	(14.7)%
Net loss	$(1,611)	$197	$(1,808)	$(3,517)	$(362)	$(3,155)	$1,347	(42.7)%

Revenue. Residential rental revenue, excluding Aspen, increased from $15,845 for the three months ended June 30, 2016, to $16,698 for the three months ended June 30, 2017, due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex and higher revenues on new leases at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $20.83 (96.5% occupancy) at June 30, 2016 to $21.59 (97.0% leased occupancy) at June 30, 2017.

Commercial rental revenue, excluding Aspen, increased from $4,505 for the three months ended June 30, 2016, to $5,109 for the three months ended June 30, 2017, primarily due to the commencement of the new office lease at our 250 Livingston Street property in January 2017.

Tenant recoveries, excluding Aspen, decreased from $1,070 for the three months ended June 30, 2016, to $1,016 for the three months ended June 30, 2017, primarily due to higher recovery estimates in the 2016 period at 141 Livingston.

Garage and other income, excluding Aspen, increased from $704 for the three months ended June 30, 2016, to $786 for the three months ended June 30, 2017. The increase was across several categories, including garage, deposit forfeitures, laundry and leasing application fees.

Property Operations Expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Aspen, increased from $6,133 for the three months ended June 30, 2016, to $6,292 for the three months ended June 30, 2017, primarily due to increased collection activities and costs at the Flatbush Gardens property.

Real estate taxes and insurance expenses, excluding Aspen, increased from $4,078 for the three months ended June 30, 2016 to $4,665 for the three months ended June 30, 2017, primarily due to increased taxes at the Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense, excluding Aspen, increased from $2,087 for the three months ended June 30, 2016 to $2,471 for the three months ended June 30, 2017, primarily due to increased staffing levels, transitional legal costs, an executive bonus and an increase in non-cash amortization of incentive compensation awards.

Depreciation and Amortization. Depreciation and amortization expense, excluding Aspen, increased from $3,329 for the three months ended June 30, 2016 to $3,753 for the three months ended June 30, 2017, due to additions to real estate.

Interest Expense, Net. Interest expense, net, excluding Aspen, was $9,650 for the three months ended June 30, 2016, and $8,229 for the three months ended June 30, 2017. The decrease results from lower balances and rates obtained in refinancing the Tribeca House property in November 2016 and the 141 Livingston Street property in May 2016 and lower amortization of loan costs. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $913 and $1,587 for the three months ended June 30, 2017 and 2016, respectively.

Net Loss. As a result of the foregoing, net loss, excluding Aspen, decreased from $3,155 for the three months ended June 30, 2016, to $1,808 for the three months ended June 30, 2017.

Income Statement for the Six Months Ended June 30, 2017 and 2016 (in thousands)

	2017	Less: Aspen	2017 excluding Aspen	2016	Less: Aspen	2016 excluding Aspen	Increase (decrease)%
Revenues
Residential rental revenue	$36,116	$2,743	$33,373	$31,738	$66	$31,672	$1,701	5.4%
Commercial rental revenue	10,942	721	10,221	8,959	15	8,944	1,277	14.3%
Tenant recoveries	2,061	2	2,059	1,883	-	1,883	176	9.3%
Garage and other income	1,502	7	1,495	1,351	-	1,351	144	10.7%
Total revenues	50,621	3,473	47,148	43,931	81	43,850	3,298	7.5%
Operating Expenses
Property operating expenses	13,669	535	13,134	12,684	9	12,675	459	3.6%
Real estate taxes and insurance	9,469	297	9,172	8,140	11	8,129	1,043	12.8%
General and administrative	4,784	203	4,581	3,922	3	3,919	662	16.9%
Acquisition costs	27	-	27	407	399	8	19	n/a
Depreciation and amortization	7,998	619	7,379	6,638	19	6,619	760	11.5%
Total operating expenses	35,947	1,654	34,293	31,791	441	31,350	2,943	9.4%
Income from operations	14,674	1,819	12,855	12,140	(360)	12,500	355	2.9%
Interest expense, net	(17,583)	(1,397)	(16,186)	(18,863)	(2)	(18,861)	2,675	(14.2)%
Net loss	$(2,909)	$422	$(3,331)	$(6,723)	$(362)	$(6,361)	$3,030	(47.6)%

Revenue. Residential rental revenue, excluding Aspen, increased from $31,672 for the six months ended June 30, 2016 to $33,373 for the six months ended June 30, 2017, due to higher revenues on new leases and routine annual increases on renewals primarily at the Flatbush Gardens property complex and higher revenues on new leases at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $20.83 (96.5% occupancy) at June 30, 2016 to $21.59 (97.0% leased occupancy) at June 30, 2017.

Commercial rental revenue, excluding Aspen, increased from $8,944 for the six months ended June 30, 2016 to $10,221 for the six months ended June 30, 2017, primarily due to the commencement of the new office lease at the 250 Livingston Street property in January 2017.

Tenant recoveries, excluding Aspen, increased from $1,883 for the six months ended June 30, 2016 to $2,059 for the six months ended June 30, 2017, primarily due to recoveries for higher real estate taxes and the change in terms in a retail lease at the Tribeca House property which provided for escalation payments commencing in July 2016.

Garage and other income, excluding Aspen, increased from $1,351 for the six months ended June 30, 2016 to $1,495 for the six months ended June 30, 2017. The increase was across several categories, including garage, deposit forfeitures, laundry and leasing application fees.

Property Operations Expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Aspen, increased from $12,675 for the six months ended June 30, 2016, to $13,134 for the six months ended June 30, 2017, primarily due to higher payroll, utilities and collection expenses partially offset by lower repairs and maintenance, supplies and commission expenses.

Real estate taxes and insurance expenses, excluding Aspen, increased from $8,129 for the six months ended June 30, 2016, to $9,172 for the six months ended June 30, 2017, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense, excluding Aspen, increased from $3,919 for the six months ended June 30, 2016, to $4,581 for the six months ended June 30, 2017, primarily due to increase in staffing levels, transitional legal costs, an executive bonus and an increase in non-cash amortization of incentive compensation awards.

Depreciation and Amortization. Depreciation and amortization expense, excluding Aspen, increased from $6,619 for the six months ended June 30, 2016, to $7,379 for the six months ended June 30, 2017, due to additions to real estate.

Interest Expense, Net. Interest expense, net, excluding Aspen, was $18,861 for the six months ended June 30, 2016, and $16,186 for the six months ended June 30, 2017. The decrease results from lower balances and rates obtained in refinancing the Tribeca House property in November 2016 and the 141 Livingston Street property in May 2016 and lower amortization of loan costs. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $1,771 and $3,104 for the six months ended June 30, 2017 and 2016, respectively.

Net Loss. As a result of the foregoing, net loss, excluding Aspen, decreased from $6,361 for the six months ended June 30, 2016, to $3,331 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had $810.5 million, net of unamortized issuance costs, of mortgage indebtedness secured by our properties and $68.5 million of cash, of which we expect to use approximately $26.0 million in the remainder of 2017 for capital projects. Apart from regularly scheduled amortization, we have $410.0 million of debt maturing in November 2018 subject to three one-year extension options as a result of the Tribeca House refinancing, $59.0 million of debt maturing in May 2020, $34.7 million of debt maturing in May 2023, $169.7 million of debt maturing in October 2024, $79.5 million maturing in June 2028 and $70.0 million of debt maturing in July 2028. No assurance can be given that we will be able to refinance any of these loans on favorable terms or at all.

On February 9, 2017, and March 10, 2017, we completed an IPO which provided net proceeds of approximately $78.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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

Property-Level Debt

The mortgages and mezzanine notes which are collateralized by their respective properties, member’s interest in the properties and assignment of leases, and the principal amounts outstanding as of June 30, 2017, and December 31, 2016, were as follows:

Property	Maturity	Interest Rate	June 30, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	$149,779	$150,000
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	19,971	20,000
250 Livingston Street, Brooklyn, NY	5/6/2023	4.00%	34,662	35,093
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	79,500	79,500
Tribeca House properties, NY	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen property, NY	7/1/2028	3.68%	70,000	70,000
107 Columbia Heights property, NY	5/9/2020	LIBOR + 3.85%	59,000	—
			$822,912	$764,593

Tribeca House properties

There is $410 million of mortgage and mezzanine debt related to the Tribeca House properties, in the form of a mortgage note of $335 million to Deutsche Bank and a $75 million mezzanine note to SL Green Finance. Both the mortgage note and the mezzanine note mature on November 9, 2018, and give us the option to extend the maturity date up to three one-year terms. Under the mortgage note, we have the option to prepay the balance in whole, but not in part, without a prepayment penalty. Under the mezzanine note, we have the option to prepay the balance in whole, but not in part. In connection with both the mortgage and mezzanine debt, our Co-Chairman and Chief Executive Officer and entities controlled by our Co-Chairman, Head of Investment Committee, entered into guaranties of recourse obligations.

Flatbush Gardens

There is $169.7 million of mortgage debt secured by Flatbush Gardens, as of June 30, 2017, in the form of two mortgage notes to New York Community Bank. A $150 million principal-amount mortgage note matures on October 1, 2024, and has a fixed interest rate of 3.88%. A $20 million principal-amount mortgage note also matures on October 1, 2024, and has an interest rate of 3.88% through September 2019, after which the interest rate is equal to Prime plus 2.75% (subject to an option to fix the rate). Both loans began principal amortization in June 2017 on a 30 year basis. Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 3% if the prepayment occurs prior to October 1, 2017, 2% if it occurs from October 1, 2017 through September 30, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. Our Co-Chairman and Chief Executive Officer entered into guarantees of recourse obligations in connection with both notes.

141 Livingston Street

There is $79.5 million in mortgage debt secured by 141 Livingston Street, as of June 30, 2017, in the form of a mortgage note to New York Community Bank. The note bears interest at 3.875% and matures on June 1, 2028. We may prepay the debt in whole or in part, subject to a prepayment premium. Our Co-Chairman and Chief Executive Officer and entities controlled by our Co-Chairman, Head of Investment Committee, entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is $34.7 million in mortgage debt secured by 250 Livingston Street, as of June 30, 2017, in the form of a mortgage note to Citigroup Global Markets Realty Corp, which has been securitized. The note requires monthly principal and interest payments of $179,000, bears interest at 4.00% and matures on May 6, 2023. We may prepay the debt within two months of May 6, 2023, in whole without having to pay a prepayment premium. Our Co-Chairman and Chief Executive Officer entered into a guaranty of recourse obligations in connection with this loan for which we will indemnify him.

The Aspen Property

There is $70 million in mortgage debt secured by Aspen as of June 30, 2017, in the form of a mortgage note with Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note requires interest-only payments through July 2017, and monthly principal and interest payments of $321,000 from August 2017 through July 2028 based on a 30-year amortization schedule.

The 107 Columbia Heights Property

There is a $59 million mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc. secured by 107 Columbia Heights, entered into on May 9, 2017, in connection with the acquisition of the property. There is also a construction loan secured by the building with the same lender that will provide up to $14,700 for 100% of eligible capital improvements and carry costs. The notes mature on May 9, 2020, are subject to two one-year extensions and bear interest at one-month LIBOR plus 3.85%.

Cash Flows for the Six Months ended June 30, 2017 and 2016 (in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities	$4,328	$4,991
Investing activities	(98,308)	(111,384)
Financing activities	124,917	85,120

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2017 and 2016 were as follows:

Net cash flow provided by operating activities was $4,328 for the six months ended June 30, 2017, as compared to $4,991 for the six months ended June 30, 2016. The change principally reflects $4,500 of higher cash flow from operating results (including the inclusion of the Aspen property purchased in late June 2016) offset by $5,163 of cash used by operating assets and liabilities including increases in restricted cash and payments of accounts payable.

Net cash used in investing activities was $98,308 for the six months ended June 30, 2017, as compared to $111,384 for the six months ended June 30, 2016. In addition to capital spending in excess of $8,000 in both periods, cash was used in the six months ended June 30, 2017, to fund an acquisition deposit for 10 West 65th Street and the acquisition of 107 Columbia Heights and, in the six months ended June 30, 2016, to fund the acquisition of Aspen.

Net cash provided by financing activities was $124,917 and $85,120 for the six months ended June 30, 2017 and 2016, respectively. Cash was provided in the six months ended June 30, 2017, by the IPO completed in February and March ($78,811) and proceeds from the loan used in the 107 Columbia Heights acquisition ($55,146); and in the six months ended June 30, 2016, by refinancing the mortgage loan at 141 Livingston in May 2016 and the mortgage loan used in the Aspen acquisition in June 2016 ($90,395). The Company paid distributions of $8,056 and $4,969 in the six months ended June 30, 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), Adjusted EBITDA, and net operating income (“NOI”) all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

While management and the investment community in general believes that presentation of these measures provides useful information to investors, neither FFO, AFFO, Adjusted EBITDA, nor NOI should be considered as an alternative to net income (determined in accordance with GAAP) or income from operations as an indication of our performance. We believe that to understand our performance further, FFO, AFFO, Adjusted EBITDA, and NOI should be compared with our reported net income or net loss or income from operations and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, as computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO
Net loss	$(1,611)	$(3,517)	$(2,909)	$(6,723)
Real estate depreciation and amortization	4,063	3,348	7,998	6,638
FFO	$2,452	$(169)	$5,089	$(85)

AFFO
FFO	$2,452	$(169)	$5,089	$(85)

Real estate tax intangible amortization	392	330	784	668
Amortization of above and below-market leases	(432)	(489)	(866)	(919)
Straight-line rent adjustment	78	(22)	156	(19)
Amortization of debt origination costs	721	1,587	1,442	3,095
Interest rate cap mark-to-market	192	-	329	9
Amortization of LTIP awards	834	602	1,429	1,112
Acquisition costs	6	401	27	407
Recurring capital spending	(141)	(195)	(277)	(414)
AFFO	$4,102	$2,045	$8,113	$3,854

Adjusted earnings before interest, income taxes, depreciation, amortization and stock based compensation

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests plus real estate depreciation and amortization, amortization of identifiable intangibles, interest expense, net, and acquisition costs and stock-based compensation. Other REITs may use different methodologies for calculating Adjusted EBITDA, and accordingly, our Adjusted EBITDA may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use Adjusted EBITDA to evaluate our performance because Adjusted EBITDA allows us to evaluate the operating performance of our company by measuring the core operations of property performance and administrative expenses available for debt service.

However, Adjusted EBITDA should only be used as an alternative measure of our financial performance. The following table reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA
Net loss	$(1,611)	$(3,517)	$(2,909)	$(6,723)
Depreciation and amortization	4,063	3,348	7,998	6,638
Amortization of real estate tax intangible	392	330	784	668
Amortization of above and below-market leases	(432)	(489)	(866)	(919)
Straight-line rent adjustment	78	(22)	156	(19)
Amortization of LTIP awards	834	602	1,429	1,112
Interest expense, net	8,931	9,652	17,582	18,863
Acquisition costs	6	401	27	407
Adjusted EBITDA	$12,261	$10,305	$24,201	$20,027

Net operating income

We believe that Net Operating Income (“NOI”) is a useful measure of our operating performance. We define Net Operating Income as income from operations plus real estate depreciation and amortization, acquisition costs, general and administrative costs and amortization of identifiable intangibles. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties. However, NOI should only be used as an alternative measure of our financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NOI
Income from operations	$7,320	$6,135	$14,674	$12,140
Depreciation and amortization	4,063	3,348	7,998	6,638
General and administrative expenses	2,588	2,090	4,784	3,922
Acquisition costs	6	401	27	407
Amortization of real estate tax intangible	392	330	784	668
Amortization of above and below-market leases	(432)	(489)	(866)	(919)
Straight-line rent adjustment	78	(22)	156	(19)
NOI	$14,015	$11,793	$27,557	$22,837

Critical Accounting Policies

        Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements included in Item 1 for information relating to new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To manage this risk, we purchased interest rate caps on approximately $469 million of the $822.9 million principal amount of mortgage debt outstanding as of June 30, 2017, that would provide interest protection if one month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loan.

A one percent change in interest rates on our $469 million of variable rate mortgage debt would impact annual net income by approximately $4.7 million.

The fair value of the Company’s notes payable was approximately $811.9 million and $749.3 million as of June 30, 2017, and December 31, 2016, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any.  Two other cases have resulted in similar decisions. The Company believes that these court decisions are incorrect and conflict with other recent court decisions that directly uphold the Company’s position. On July 18, 2017, the Court stayed the above decision and the Company intends to expeditiously appeal the Court’s decision to the Appellate Division, First Department.  Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability.

In addition to the above, from time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on our business, financial condition or results of operations if determined adversely to us.

item 1a. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities:

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214021) was declared effective by the Securities and Exchange Commission for our IPO, pursuant to which we sold an aggregate of 6,390,149 primary shares of our common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price to the public of $13.50 per share. FBR Capital Markets & Co., Raymond James & Associates, Inc., Janney Montgomery Scott LLC and Wunderlich Securities, Inc. served as underwriters. On February 9, 2017, we closed the sale of such shares and on March 10, 2017, we closed the sale of the over-allotment option, resulting in aggregate net proceeds of approximately $78.8 million after deducting underwriting discounts and commissions of $5.1 million and other offering expenses of approximately $3.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on February 13, 2017, pursuant to Rule 424(b).

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

Clipper realty inc.

July 27, 2017	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report