Form 10-Q
period 2017-09-30
Clipper Realty Inc.
filed 2017-10-27
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 17,812,755 shares of the Registrant’s Common Stock outstanding.

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

●	economic or regulatory developments in New York City;

●	the single government tenant in our commercial buildings may suffer financial difficulty;

●	our ability to control operating costs to the degree anticipated;

●	the risk of damage to our properties, including from severe weather, natural disasters, climate change and terrorist attacks;

●

risks related to financing, cost overruns and fluctuations in occupancy rates and rents resulting from development or redevelopment activities and the risk that we may not be able to pursue or complete development or redevelopment activities or that such development or redevelopment activities may not be profitable;

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor;

●	a transfer of a controlling interest in any of our properties may obligate us to pay transfer tax based on the fair market value of the real property transferred; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$433,666	$433,666
Building and improvements	445,482	435,318
Tenant improvements	3,003	2,986
Furniture, fixtures and equipment	9,758	9,281
Real estate under development	92,441	—
Total investment in real estate	984,350	881,251
Accumulated depreciation	(69,570)	(58,174)
Investment in real estate, net	914,780	823,077
Cash and cash equivalents	54,769	37,547
Restricted cash	17,799	11,105
Tenant and other receivables, net of allowance for doubtful accounts of $2,115 and $2,768, respectively	5,206	4,485
Deferred rent	3,588	3,825
Deferred costs and intangible assets, net	12,046	13,953
Prepaid expenses and other assets	15,201	11,216
TOTAL ASSETS	$1,023,389	$905,208

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,351 and $10,134, respectively	$810,044	$754,459
Accounts payable and accrued liabilities	7,415	8,982
Security deposits	6,501	6,248
Below-market leases, net	5,522	6,862
Other liabilities	3,671	2,441
TOTAL LIABILITIES	833,153	778,992
Equity:
Preferred stock, $0.01 par value, 12.5% Series A cumulative non-voting, $137,500 liquidation preference; zero and 132 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 and 11,422,606 shares issued and outstanding, respectively	178	114
Additional paid-in-capital	91,841	46,671
Accumulated deficit	(15,232)	(8,584)
Total stockholders’ equity	76,787	38,201
Non-controlling interests	113,449	88,015
TOTAL EQUITY	190,236	126,216
TOTAL LIABILITIES AND EQUITY	$1,023,389	$905,208

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Residential rental income	$18,558	$17,667	$54,674	$49,405
Commercial income	5,476	4,884	16,418	13,843
Tenant recoveries	1,162	1,086	3,223	2,969
Garage and other income	812	1,199	2,314	2,550
TOTAL REVENUES	26,008	24,836	76,629	68,767

OPERATING EXPENSES
Property operating expenses	6,519	6,201	20,188	18,885
Real estate taxes and insurance	5,536	4,883	15,005	13,023
General and administrative	2,501	2,395	7,285	6,317
Acquisition costs	10	—	37	407
Depreciation and amortization	4,086	4,008	12,084	10,646
TOTAL OPERATING EXPENSES	18,652	17,487	54,599	49,278

INCOME FROM OPERATIONS	7,356	7,349	22,030	19,489

Interest expense, net	(8,925)	(9,886)	(26,508)	(28,749)

Net loss	(1,569)	(2,537)	(4,478)	(9,260)

Net loss attributable to non-controlling interests	938	1,769	2,736	6,457
Dividends attributable to preferred shares	—	(4)	(8)	(11)
Net loss attributable to common stockholders	$(631)	$(772)	$(1,750)	$(2,814)
Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.11)	$(0.25)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of preferred shares	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	64	78,621	—	78,685	—	78,685
Redemption of preferred shares	(132)	—	—	(145)	—	(145)	—	(145)
Amortization of LTIP grants	—	—	—	—	—	—	2,268	2,268
Dividends and distributions	—	—	—	—	(4,906)	(4,906)	(7,404)	(12,310)
Net loss	—	—	—	—	(1,742)	(1,742)	(2,736)	(4,478)
Reallocation of noncontrolling interest	—	—	—	(33,306)	—	(33,306)	33,306	—
Balance September 30, 2017	—	17,812,755	$178	$91,841	$(15,232)	$76,787	$113,449	$190,236

See accompanying notes to these consolidated financial statements.

 Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,478)	$(9,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,396	9,845
Amortization of deferred financing costs	2,163	4,253
Amortization of deferred costs and intangible assets	1,864	1,987
Amortization of above- and below-market leases	(1,297)	(1,357)
Deferred rent	237	(60)
Stock-based compensation	2,268	1,891
Change in fair value of interest rate caps	359	9
Changes in operating assets and liabilities:
Restricted cash	(6,694)	(4,234)
Tenant and other receivables	(721)	(2,451)
Prepaid expenses, other assets and deferred costs	2,760	1,747
Accounts payable and accrued liabilities	(1,321)	2,267
Security deposits	253	257
Other liabilities	1,230	359
Net cash provided by operating activities	8,019	5,253

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(14,104)	(12,988)
Acquisition deposit	(8,126)	(15,000)
Cash paid in connection with acquisition of real estate	(87,586)	(102,845)
Net cash used in investing activities	(109,816)	(130,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	78,685	(526)
(Redemption) sale of preferred stock	(145)	132
Payments of mortgage notes	(2,545)	(55,530)
Proceeds from mortgage notes	59,347	149,500
Dividends and distributions	(12,310)	(7,457)
Loan costs and other	(4,013)	(3,770)
Net cash provided by financing activities	119,019	82,349

Net increase (decrease) in cash and cash equivalents	17,222	(43,231)
Cash and cash equivalents - beginning of period	37,547	125,332
Cash and cash equivalents - end of period	$54,769	$82,101

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,720 in 2017	$24,848	$24,868
Other non-cash items capitalized to real estate under development	1,409	-

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands, except for share data and as noted)

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

On February 9, 2017, the Company priced an initial public offering of 6,390,149 primary shares of its common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.7 million. We contributed the proceeds of the IPO to Clipper Realty L.P., our Operating Partnership, in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million, financed with a $59 million secured mortgage loan.

As of September 30, 2017, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 481,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building multifamily housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 382,000 square feet of GLA (fully remeasured);

•

Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA; and

•	107 Columbia Heights in Brooklyn, a 10-story building containing approximately 154,000 square feet of residential space.

On October 27, 2017, the Company completed the acquisition of a residential property at 10 West 65th Street in Manhattan, for $79.0 million. In connection with the acquisition, the Company obtained a new $34.35 million mortgage loan, secured by the property.  The note bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments for the first two years and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

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

At September 30, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

As further discussed in Note 3, upon adoption of Accounting Standards Update (“ASU”) 2015-02, the Company determined that the Operating Partnership and the LLC’s are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Sale of Common Stock, Formation Transactions and Preferred Stock Redemption

As discussed in Note 1, in February 2017, the Company sold an aggregate of 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in a public offering at $13.50 per share.  The proceeds, net of offering costs, were approximately $78,685.

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

3. Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all intercompany balances has been eliminated. The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interest.

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

Upon the adoption of ASU 2017-01, "Business Combinations – Clarifying the Definition of a Business,” the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

• Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

• The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction).

An acquired process is considered substantive if:

• The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable and experienced in performing the process;

• The process cannot be replaced without significant cost, effort or delay; or

• The process is considered unique or scarce.

Generally, the Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

Upon acquisition of real estate, the Company assesses the fair values of acquired tangible and intangible assets including land, buildings, tenant improvements, above-market and below-market leases, in-place leases and any other identified intangible assets and assumed liabilities. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. In estimating fair value of tangible and intangible assets acquired, the Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates, estimates of replacement costs, net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired above-market and below-market lease values initially based on the present value, using a discount rate which reflects the risks associated with the leases acquired based on the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed renewal options for the below-market leases. Other intangible assets acquired include amounts for in-place lease values and tenant relationship values (if any) that are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2017.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the assets less estimated cost to sell is less than the carrying value of the assets. Properties classified as real estate held-for-sale generally represent properties that are actively marketed or contracted for sale with closing expected to occur within the next twelve months. Real estate held-for-sale is carried at the lower of cost, net of accumulated depreciation, or fair value less cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held-for-sale properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held-for-sale properties are capitalized at cost. Depreciation is not recorded on real estate held-for-sale.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements (years)	10	-	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment (years)	3	-	15

The capitalized above-market lease values are amortized as a reduction to base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks, plus all short-term investments with a maturity of three months or less when purchased. The Company maintains some of its cash in bank deposit accounts, which, at times, may exceed the federally insured limit. No losses have been experienced related to such accounts.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2017 and 2016, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

Revenue Recognition

Rental revenue for commercial leases is recognized on a straight-line basis over the terms of the respective leases. Rental income attributable to residential leases and parking is recognized as earned, which is not materially different from the straight-line basis. Leases entered into by residents for apartment units are generally for one-year terms, renewable upon consent of both parties on an annual or monthly basis. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs.

Beginning in 2018, the Company will apply ASU 2014-09, “Revenue with Contracts with Customers.” This ASU does not apply to the Company’s lease revenues, but will apply to a portion of tenant recoveries and garage and other revenue. Management believes substantially all of the Company’s revenue falls outside of the scope of this guidance and does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively at the date of adoption.

Beginning in 2019, the Company will be required to apply ASU 2016-02, “Leases,” to its lease revenues. For lessors, the accounting remains largely unchanged from the current model, but updated to align with certain changes to the lessee model and ASU 2014-09 discussed above.

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

At September 30, 2017, and December 31, 2016, there were 653,338 and 501,485 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.95 and $13.50 per unit, respectively. As of September 30, 2017, and December 31, 2016, there was $3.0 million and $3.5 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2017, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.2 years.

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

In accordance with FASB ASC Topic 740, the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on its or the Predecessor’s financial position or results of operations. The prior three years’ income tax returns are subject to review by the Internal Revenue Service.

Fair Value Measurements

Refer to Note 9, “Fair Value of Financial Instruments”.

Derivative Financial Instruments

FASB derivative and hedging guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB guidance, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2017, the Company has no derivatives for which it applies hedge accounting.

Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2017 and 2016, the Company has unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company does not have dilutive securities as of September 30, 2017 or 2016.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (unaudited):

(dollar in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss attributable to common stockholders	$(631)	$(772)	$(1,750)	$(2,814)
Less: income attributable to participating securities	(62)	(32)	(167)	(87)
Subtotal	$(693)	$(804)	$(1,917)	$(2,901)
Denominator
Weighted average common shares outstanding	17,813	11,423	16,756	11,423

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$(0.25)

Recently Issued Pronouncements

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.”  This new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The ASU becomes effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:

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

The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for annual reporting periods after December 16, 2017, including interim reporting periods within those reporting periods. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, "Business Combinations – Clarifying the Definition of a Business." ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 in 2017. The new standard is expected to reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating when to adopt ASU 2016-18.

4. Acquisitions

On June 27, 2016, the Company acquired the Aspen property for $103,000.

The purchase price was allocated as follows:

Land	$49,139
Buildings	42,753
Tenant improvements	26
Site improvements	91
Furniture, fixtures and equipment	302
Above-market leases	444
Below-market leases	(783)
In-place leases	1,093
Lease origination costs	793
Real estate tax abatements	9,142
Total	$103,000

We have prepared the following unaudited pro forma income statement information for the nine months ended September 30, 2016, as if the acquisition had occurred as of January 1, 2016. This pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2016.

Pro Forma Nine Months Ended September 30, 2016

Revenue	$71,927
Total expenses	(81,612)
Net loss	$(9,685)
Basic and diluted net loss per share	$(0.26)

On May 9, 2017, the Company purchased 107 Columbia Heights, in vacant condition, for $87.5 million. In connection with the acquisition and redevelopment of the property, the Company obtained acquisition and construction financing secured by mortgages on the property (see Note 7). The purchase price was preliminarily allocated 50% to land and 50% to building.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,092	3,092
In-place lease	7,347	7,347
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	23,756	23,756
Less accumulated amortization	(11,710)	(9,803)
Total deferred costs and intangible assets, net	$12,046	$13,953

Amortization of lease origination costs and in-place lease intangible assets was $228 and $360 for the three months ended September 30, 2017 and 2016, respectively, and $688 and $801 for the nine months ended September 30, 2017 and 2016, respectively. Amortization of real estate abatements of $392 and $518 for the three months ended September 30, 2017 and 2016, respectively, and $1,176 and $1,186 for the nine months ended September 30, 2017 and 2016, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $15 and $11 for the three months ended September 30, 2017 and 2016, respectively, and $43 and $11 for the nine months ended September 30, 2017 and 2016, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2017, amortize in future years as follows:

2017 (Remainder)	$648
2018	1,284
2019	1,056
2020	812
2021	812
Thereafter	7,434
Total	$12,046

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(17,656)	(16,316)
Below-market leases, net	$5,522	$6,862

Rental income includes amortization of below-market leases of $446 and $449 for the three months ended September 30, 2017 and 2016, respectively, and $1,340 and $1,368 for the nine months ended September 30, 2017 and 2016, respectively.

Below-market leases as of September 30, 2017, amortize in future years as follows:

2017 (Remainder)	$447
2018	1,787
2019	1,269
2020	489
2021	488
Thereafter	1,042
Total	$5,522

7. Notes Payable

The first mortgages, loans and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases, were as follows:

Property	Maturity	Interest Rate	September 30, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	$148,888	$150,000
Flatbush Gardens, Brooklyn, NY (b)	10/1/2024	3.88%	19,852	20,000
250 Livingston Street, Brooklyn, NY (c)	5/6/2023	4.00%	34,479	35,093
141 Livingston Street, Brooklyn, NY (d)	6/1/2028	3.875%	79,029	79,500
Tribeca House, Manhattan, NY (e)	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen, Manhattan, NY (f)	7/1/2028	3.68%	69,800	70,000
107 Columbia Heights, Brooklyn, NY (g)	5/9/2020	LIBOR + 3.85%	59,347	—
			$821,395	$764,593
Unamortized debt issuance costs			(11,351)	(10,134)
Total debt, net of debt issuance costs			$810,044	$754,459

(a) The $150,000 mortgage note agreement with New York Community Bank (“NYCB”) matures on October 1, 2024, and bears interest at 3.88%. The note requires interest-only payments through April 2017 and monthly principal and interest payments of $705 thereafter based on a 30-year amortization schedule.

(b) The additional $20,000 note with NYCB matures coterminous with the $150,000 mortgage, and bears interest at 3.88% through September 2019 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through April 2017, monthly principal and interest payments of $94 from May 2017 through September 2019 based on a 30-year amortization schedule and monthly principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

(c) The $37,500 mortgage note agreement with Citigroup Global Markets Realty Corp. matures on May 6, 2023, and bears interest at 4.00%. The note requires monthly principal and interest payments of $179.

(d) On May 11, 2016, the Company repaid a $55,000 loan secured by the property with the proceeds of a $79,500 loan from NYCB. The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note requires interest-only payments through June 2017, and monthly principal and interest payments of $374 thereafter based on a 30-year amortization schedule.

(e) On November 9, 2016, the Company repaid $360,000 of mortgage notes and $100,000 of mezzanine notes assumed in connection with the acquisition of the Tribeca House properties, with the proceeds of a $410,000 loan package with Deutsche Bank and SL Green Finance, and cash on hand. The loan package matures on November 9, 2018, is subject to three one-year extension options and bears interest at one-month LIBOR plus 3.75% (5.0% as of September 30, 2017).

(f) On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily Finance LLC, related to the Aspen property acquisition. The note matures on July 1, 2028, and bears interest at 3.68%. The note requires interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule.

(g) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $347 was drawn as of September 30, 2017. The notes mature on May 9, 2020, are subject to two one-year extension options and bear interest at one-month LIBOR plus 3.85% (5.1% as of September 30, 2017).

The following table summarizes principal payment requirements under terms as of September 30, 2017:

2017 (Remainder)	$1,638
2018	416,712
2019	6,975
2020	66,595
2021	7,532
Thereafter	321,943
Total	$821,395

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2017, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2017 (Remainder)	$5,367
2018	21,648
2019	16,813
2020	10,247
2021	4,749
Thereafter	24,599
Total	$83,423

The Company has commercial leases with the City of New York that comprised approximately 20% of total revenue for each of the three and nine-month periods ended September 30, 2017, and approximately 18% and 19% of total revenue for the three and nine-month periods ended September 30, 2016, respectively. In December 2016, the City of New York executed a new lease for a portion of the office space at the 250 Livingston Street property that terminates in August 2020, coterminous with the lease for the remainder of the office space at the property.

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

•	Level 3: prices or valuation techniques where little or no market data is available that require inputs that are both significant to the fair value measurement and unobservable.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, interest rate caps, accounts payable and accrued liabilities, and notes payable. The carrying amount of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of notes payable, which are classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$821,395	$764,593
Estimated fair value	$807,702	$749,324

The Company purchased interest rate caps in connection with the Tribeca House loans on November 9, 2016, and in connection with the 107 Columbia Heights acquisition on May 9, 2017. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notational Amount	Related Property Loans	Type of Instrument	Maturity Date	Strike Rate	Estimated Fair Value at September 30, 2017	Estimated Fair Value at December 31, 2016
$410,000	Tribeca House	Interest rate cap	December 15, 2018	2.0%	$50	$409
$73,700	107 Columbia Heights	Interest rate cap	May 9, 2020	3.0%	42	NA
Total fair value of derivative instruments included in prepaid expenses and other assets					$92	$409

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House instrument are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. Changes in fair value of the Tribeca House instrument of $30 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $359 and $9 for the nine months ended September 30, 2017 and 2016, respectively, are included in interest expense.  Changes in fair value of the 107 Columbia Heights instrument of $28 and $92 for the three and nine months ended September 30, 2017, respectively, are included in real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of September 30, 2017, and December 31, 2016, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended September 30, 2017	26%	74%	100%
Three months ended September 30, 2016	25%	75%	100%
Nine months ended September 30, 2017	26%	74%	100%
Nine months ended September 30, 2016	26%	74%	100%

11. Related-Party Transactions

Included in general and administrative expense for the three and nine months ended September 30, 2017, are office and overhead expenses pertaining to a related company of approximately $78 and $311, respectively.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the 107 Columbia Heights property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

The Company’s income from operations by segment for the three and nine months ended September 30, 2017 and 2016, is as follows:

Three months ended September 30, 2017	Commercial	Residential	Total
Rental revenues	$5,476	$18,558	$24,034
Tenant recoveries	1,162	—	1,162
Garage and other revenue income	203	609	812
Total revenues	6,841	19,167	26,008
Property operating expenses	1,089	5,430	6,519
Real estate taxes and insurance	1,148	4,388	5,536
General and administrative	194	2,307	2,501
Acquisition costs	—	10	10
Depreciation and amortization	803	3,283	4,086
Total operating expenses	3,234	15,418	18,652
Income from operations	$3,607	$3,749	$7,356

Three months ended September 30, 2016	Commercial	Residential	Total
Rental revenues	$4,884	$17,667	$22,551
Tenant recoveries	1,086	—	1,086
Garage and other revenue income	205	994	1,199
Total revenues	6,175	18,661	24,836
Property operating expenses	1,149	5,052	6,201
Real estate taxes and insurance	1,072	3,811	4,883
General and administrative	220	2,175	2,395
Acquisition costs	—	—	—
Depreciation and amortization	743	3,265	4,008
Total operating expenses	3,184	14,303	17,487
Income from operations	$2,991	$4,358	$7,349

Nine months ended September 30, 2017	Commercial	Residential	Total
Rental revenues	$16,418	$54,674	$71,092
Tenant recoveries	3,223	—	3,223
Garage and other revenue income	630	1,684	2,314
Total revenues	20,271	56,358	76,629
Property operating expenses	3,196	16,992	20,188
Real estate taxes and insurance	3,271	11,734	15,005
General and administrative	590	6,695	7,285
Acquisition costs	—	37	37
Depreciation and amortization	2,406	9,678	12,084
Total operating expenses	9,463	45,136	54,599
Income from operations	$10,808	$11,222	$22,030

Nine months ended September 30, 2016	Commercial	Residential	Total
Rental revenues	$13,843	$49,405	$63,248
Tenant recoveries	2,969	—	2,969
Garage and other revenue income	1,186	1,364	2,550
Total revenues	17,998	50,769	68,767
Property operating expenses	3,023	15,862	18,885
Real estate taxes and insurance	2,996	10,027	13,023
General and administrative	541	5,776	6,317
Acquisition costs	—	407	407
Depreciation and amortization	1,980	8,666	10,646
Total operating expenses	8,540	40,738	49,278
Income from operations	$9,458	$10,031	$19,489

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2017	$222,262	$801,127	$1,023,389
December 31, 2016	225,608	679,600	905,208

The Company’s interest expense by segment for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Commercial	Residential	Total
Three months ended September 30,
2017	$1,941	$6,984	$8,925
2016	1,921	7,965	9,886
Nine months ended September 30,
2017	$5,764	$20,744	$26,508
2016	5,594	23,155	28,749

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Commercial	Residential	Total
Three months ended September 30,
2017	$598	$5,776	$6,374
2016	856	3,593	4,449
Nine months ended September 30,
2017	$3,611	$11,902	$15,513
2016	1,255	11,733	12,988

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the caption, “Cautionary Note Concerning Forward-Looking Statements,” and in our financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview of Our Company

We are a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multifamily residential and commercial properties in the New York metropolitan area, with a current portfolio in Manhattan and Brooklyn. Our primary focus is to own, manage and operate our portfolio and to acquire and reposition additional multifamily residential and commercial properties in the New York metropolitan area. The Company has been organized and operates in conformity with the requirements for qualification and taxation as a real estate investment trust (“REIT”) under the U.S. federal income tax law and elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

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

In February 2017, the Company sold 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in an initial public offering (“IPO”) at $13.50 per share.  The proceeds, net of offering costs, were approximately $78,685.  The Company contributed the IPO proceeds to the Operating Partnership in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million.

As of September 30, 2017, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan; and

•	one vacant residential property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn.

On October 27, 2017, the Company completed the acquisition of a residential property at 10 West 65th Street in Manhattan, for $79.0 million.  In connection with the acquisition, the Company obtained a new $34.35 million mortgage loan, secured by the property.  The note bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments for the first two years and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The operations of Clipper Realty, Inc., and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLC’s that comprised the Predecessor.

At September 30, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

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

Results of Operations

Our focus throughout 2016 and year-to-date 2017 has been to manage our properties to optimize revenue and control costs at each property, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on those properties that the Company owned for the full period in each comparison.

Income Statement for the Three Months Ended September 30, 2017 and 2016 (in thousands)

	2017	2016	Increase (decrease)%
Revenues
Residential rental revenue	$18,558	$17,667	$891	5.0%
Commercial rental revenue	5,476	4,884	592	12.1%
Tenant recoveries	1,162	1,086	76	7.0%
Garage and other income	812	1,199	(387)	(32.3)%
Total revenues	26,008	24,836	1,172	4.7%
Operating Expenses
Property operating expenses	6,519	6,201	318	5.1%
Real estate taxes and insurance	5,536	4,883	653	13.4%
General and administrative	2,501	2,395	106	4.4%
Acquisition costs	10	—	10	n/a
Depreciation and amortization	4,086	4,008	78	1.9%
Total operating expenses	18,652	17,487	1,165	6.7%
Income from operations	7,356	7,349	7	0.1%
Interest expense, net	(8,925)	(9,886)	(961)	(9.7)%
Net loss	$(1,569)	$(2,537)	$968	38.2%

Revenue. Residential rental revenue increased from $17,667 for the three months ended September 30, 2016, to $18,558 for the three months ended September 30, 2017, due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property and higher revenues on new leases at the Tribeca House property. Base rent per square foot increased at the Flatbush Gardens property from $21.04 (96.6% occupancy) at September 30, 2016, to $22.20 (97.3% leased occupancy) at September 30, 2017.

Commercial rental revenue increased from $4,884 for the three months ended September 30, 2016, to $5,476 for the three months ended September 30, 2017, primarily due to the commencement of the new office lease at our 250 Livingston Street property in January 2017.

Tenant recoveries increased from $1,086 for the three months ended September 30, 2016, to $1,162 for the three months ended September 30, 2017, primarily due to higher expenses at the 250 Livingston Street, 141 Livingston Street and Aspen properties.

Garage and other income decreased from $1,199 for the three months ended September 30, 2016, to $812 for the three months ended September 30, 2017. The decrease was primarily due to lower air conditioning charges, as compared to the 2016 period.

Property Operations Expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $6,201 for the three months ended September 30, 2016, to $6,519 for the three months ended September 30, 2017, primarily due to increased collection activities and higher payroll at the Flatbush Gardens property.

Real Estate Taxes and Insurance Expense.    Real estate taxes and insurance expenses increased from $4,883 for the three months ended September 30, 2016, to $5,536 for the three months ended September 30, 2017, primarily due to increased taxes at the Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense increased from $2,395 for the three months ended September 30, 2016, to $2,501 for the three months ended September 30, 2017, primarily due to an increase in non-cash amortization of incentive compensation awards.

Depreciation and Amortization. Depreciation and amortization expense increased from $4,008 for the three months ended September 30, 2016, to $4,086 for the three months ended September 30, 2017, due to additions to real estate.

Interest Expense, Net. Interest expense, net, was $9,886 for the three months ended September 30, 2016, and $8,925 for the three months ended September 30, 2017. The decrease resulted from lower balances and rates obtained in refinancing the Tribeca House property in November 2016 and lower amortization of loan costs. Interest expense included amortization of loan costs and changes in fair value of interest rate caps of $751 and $1,158 for the three months ended September 30, 2017 and 2016, respectively.

Net Loss.    As a result of the foregoing, net loss decreased from $2,537 for the three months ended September 30, 2016, to $1,569 for the three months ended September 30, 2017.

Income Statement for the Nine Months Ended September 30, 2017 and 2016 (in thousands)

	2017	Less: Aspen	2017 excluding Aspen	2016	Less: Aspen	2016 excluding Aspen	Increase (decrease)%
Revenues
Residential rental revenue	$54,674	$4,102	$50,572	$49,405	$1,337	$48,068	$2,504	5.2%
Commercial rental revenue	16,418	1,087	15,331	13,843	305	13,538	1,793	13.2%
Tenant recoveries	3,223	27	3,196	2,969	1	2,968	228	7.7%
Garage and other income	2,314	19	2,295	2,550	4	2,546	(251)	(9.8)%
Total revenues	76,629	5,235	71,394	68,767	1,647	67,120	4,274	6.4%
Operating Expenses
Property operating expenses	20,188	777	19,411	18,885	185	18,700	711	3.8%
Real estate taxes and insurance	15,005	550	14,455	13,023	295	12,728	1,727	13.6%
General and administrative	7,285	296	6,989	6,317	84	6,233	756	12.1%
Acquisition costs	37	—	37	407	399	8	29	344.1%
Depreciation and amortization	12,084	929	11,155	10,646	435	10,211	944	9.2%
Total operating expenses	54,599	2,552	52,047	49,278	1,398	47,880	4,167	8.7%
Income from operations	22,030	2,683	19,347	19,489	249	19,240	107	0.6%
Interest expense, net	(26,508)	(2,103)	(24,405)	(28,749)	(704)	(28,045)	(3,639)	(13.0)%
Net loss	$(4,478)	$580	$(5,058)	$(9,260)	$(455)	$(8,805)	$3,747	42.6%

Revenue. Residential rental revenue, excluding Aspen, increased from $48,068 for the nine months ended September 30, 2016, to $50,572 for the nine months ended September 30, 2017, due to higher revenues on new leases and routine annual increases on renewals primarily at the Flatbush Gardens property and higher revenues on new leases at the Tribeca House property. Base rent per square foot increased at the Flatbush Gardens property from $21.04 (96.6% occupancy) at September 30, 2016, to $22.20 (97.3% leased occupancy) at September 30, 2017

Commercial rental revenue, excluding Aspen, increased from $13,538 for the nine months ended September 30, 2016, to $15,331 for the nine months ended September 30, 2017, primarily due to the commencement of the new office lease at the 250 Livingston Street property in January 2017.

Tenant recoveries, excluding Aspen, increased from $2,968 for the nine months ended September 30, 2016, to $3,196 for the nine months ended September 30, 2017, primarily due to higher expenses at the 250 Livingston Street and 141 Livingston Street properties.

Garage and other income, excluding Aspen, decreased from $2,546 for the nine months ended September 30, 2016, to $2,295 for the nine months ended September 30, 2017. The decrease was primarily due to lower air conditioning charges, as compared to the 2016 period.

Property Operations Expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Aspen, increased from $18,700 for the nine months ended September 30, 2016, to $19,411 for the nine months ended September 30, 2017, primarily due to higher payroll and utilities at the Flatbush Gardens property partially offset by lower repairs and maintenance, supplies and commission expenses.

Real Estate Taxes and Insurance Expense.    Real estate taxes and insurance expenses, excluding Aspen, increased from $12,728 for the nine months ended September 30, 2016, to $14,455 for the nine months ended September 30, 2017, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and Administrative Expense. General and administrative expense, excluding Aspen, increased from $6,233 for the nine months ended September 30, 2016, to $6,989 for the nine months ended September 30, 2017, primarily due to an increase in non-cash amortization of incentive compensation awards, higher public company costs and legal costs related to the tenant lawsuit at the Tribeca House property.

Depreciation and Amortization. Depreciation and amortization expense, excluding Aspen, increased from $10,211 for the nine months ended September 30, 2016, to $11,155 for the nine months ended September 30, 2017, due to additions to real estate.

Interest Expense, Net. Interest expense, net, excluding Aspen, was $28,045 for the nine months ended September 30, 2016, and $24,405 for the nine months ended September 30, 2017. The decrease results from lower balances and rates obtained in refinancing the Tribeca House property in November 2016 and the 141 Livingston Street property in May 2016 and lower amortization of loan costs. Interest expense, excluding Aspen, included amortization of loan costs and changes in fair value of interest rate caps of $2,361 and $4,191 for the nine months ended September 30, 2017 and 2016, respectively.

Net Loss. As a result of the foregoing, net loss, excluding Aspen, decreased from $8,805 for the nine months ended September 30, 2016, to $5,058 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had $810.0 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $54.8 million of cash, of which we used approximately $38 million to fund the acquisition of 10 West 65th Street. Apart from regularly scheduled amortization, we have $410.0 million of debt maturing in November 2018 (subject to three one-year extension options) as a result of the Tribeca House refinancing, $59.3 million of debt maturing in May 2020 (subject to two one-year extension options), $34.5 million of debt maturing in May 2023, $168.7 million of debt maturing in October 2024, $79.0 million of debt maturing in June 2028 and $69.8 million of debt maturing in July 2028. No assurance can be given that we will be able to refinance any of these loans on favorable terms or at all.

In February and March 2017, we completed an IPO which provided net proceeds of approximately $78.7 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

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

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot provide assurance that this will be the case. Our ability to secure additional debt will depend on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

We believe that our current cash flows from operations, coupled with additional mortgage debt, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries.

Property-Level Debt

The mortgages, loans and mezzanine notes which are collateralized by their respective properties, members’ interests in the properties and assignment of leases, and the principal amounts outstanding as of September 30, 2017, and December 31, 2016, are as follows (in thousands):

Property	Maturity	Interest Rate	September 30, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	$148,888	$150,000
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	19,852	20,000
250 Livingston Street, Brooklyn, NY	5/6/2023	4.00%	34,479	35,093
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	79,029	79,500
Tribeca House, Manhattan, NY	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen, Manhattan, NY	7/1/2028	3.68%	69,800	70,000
107 Columbia Heights, Brooklyn, NY	5/9/2020	LIBOR + 3.85%	59,347	—
			$821,395	$764,593

Tribeca House

There is $410 million of mortgage and mezzanine debt related to the Tribeca House properties, as of September 30, 2017, in the form of a mortgage note of $335 million to Deutsche Bank and a $75 million mezzanine note to SL Green Finance. Both the mortgage note and the mezzanine note mature on November 9, 2018, and give us the option to extend the maturity date up to three one-year terms. The notes bear interest at a blended rate of one-month LIBOR plus 3.75%. Under the mortgage note, we have the option to prepay the balance in whole, but not in part, without a prepayment penalty. Under the mezzanine note, we have the option to prepay the balance in whole, but not in part. In connection with both the mortgage and mezzanine debt, our Co-Chairman/Chief Executive Officer and entities controlled by our Co-Chairman/Head of Investment Committee entered into guaranties of certain recourse obligations.

Flatbush Gardens

There is $168.7 million of mortgage debt secured by Flatbush Gardens, as of September 30, 2017, in the form of two mortgage notes to New York Community Bank. A $150 million principal-amount mortgage note matures on October 1, 2024, and has a fixed interest rate of 3.88%. A $20 million principal-amount mortgage note also matures on October 1, 2024, and has an interest rate of 3.88% through September 2019, after which the interest rate is equal to the prime rate plus 2.75% (subject to an option to fix the rate).  Both loans began principal amortization in May 2017 on a 30-year basis.  Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 3% if the prepayment occurs prior to October 1, 2017, 2% if it occurs from October 1, 2017 through September 30, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. Our Co-Chairman/Chief Executive Officer entered into guaranties of certain recourse obligations in connection with both notes.

141 Livingston Street

There is $79.0 million in mortgage debt secured by 141 Livingston Street, as of September 30, 2017, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2028, bears interest at 3.875% and began principal amortization in July 2017 on a 30-year basis. We may prepay the debt in whole or in part, subject to a prepayment premium. Our Co-Chairman/Chief Executive Officer and entities controlled by our Co-Chairman/Head of Investment Committee entered into a guaranty of certain recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is $34.5 million in mortgage debt secured by 250 Livingston Street, as of September 30, 2017, in the form of a mortgage note to Citigroup Global Markets Realty Corp, which has been securitized. The note matures on May 6, 2023, bears interest at 4.0% and requires monthly principal and interest payments of $179,000. We may prepay the debt within two months of maturity, in whole, without having to pay a prepayment premium. Our Co-Chairman/Chief Executive Officer entered into a guaranty of certain recourse obligations in connection with this loan for which we will indemnify him.

Aspen

There is $69.8 million in mortgage debt secured by Aspen as of September 30, 2017, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note requires interest-only payments through July 2017, and monthly principal and interest payments of $321,000 thereafter based on a 30-year amortization schedule.

107 Columbia Heights

There is $59 million in mortgage debt secured by 107 Columbia Heights as of September 30, 2017, in the form of a mortgage note to a unit of Blackstone Mortgage Trust, Inc., entered into in connection with the acquisition of the property. There is also a construction loan secured by the building with the same lender that will provide up to $14.7 million for 100% of eligible capital improvements and carry costs, of which approximately $347,000 was drawn as of September 30, 2017. The notes mature on May 9, 2020, are subject to two one-year extensions and bear interest at one-month LIBOR plus 3.85%.

Cash Flows for the Nine Months ended September 30, 2017 and 2016 (in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities	$8,019	$5,253
Investing activities	(109,816)	(130,833)
Financing activities	119,019	82,349

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2017 and 2016, are as follows:

Net cash flow provided by operating activities was $8,019 for the nine months ended September 30, 2017, compared to $5,253 for the nine months ended September 30, 2016. The net increase during the 2017 period reflects approximately $5,204 of higher cash flow from operating results (including the impact of the Aspen property purchased in late June 2016), offset by an increase of approximately $2,438 of cash used by operating assets and liabilities (including increases in restricted cash and payments of accounts payable).

Net cash used in investing activities was $109,816 for the nine months ended September 30, 2017, compared to $130,833 for the nine months ended September 30, 2016. We spent approximately $14,100 and $13,000 on capital projects for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, we funded an approximate $8,100 acquisition deposit for the 10 West 65th Street property and used approximately $87,600 to complete the acquisition of the 107 Columbia Heights property. For the nine months ended September 30, 2016, we used approximately $102,800 to complete the acquisition of the Aspen property.

Net cash provided by financing activities was $119,019 and $82,349 for the nine months ended September 30, 2017 and 2016, respectively. Cash was provided in the nine months ended September 30, 2017, by the IPO completed in February and March ($78,685) and proceeds from the mortgage loan used in the 107 Columbia Heights acquisition ($55,146); and in the nine months ended September 30, 2016, by refinancing the mortgage loan at 141 Livingston in May 2016 and proceeds from the mortgage loan used in the Aspen acquisition in June 2016 (total $90,686). The Company paid distributions of $12,310 and $7,457 in the nine months ended September 30, 2017 and 2016, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 74% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), and net operating income (“NOI”) all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

While management and the investment community in general believe that presentation of these measures provides useful information to investors, neither FFO, AFFO, Adjusted EBITDA, nor NOI should be considered as an alternative to net income or income from operations as an indication of our performance. We believe that to understand our performance further, FFO, AFFO, Adjusted EBITDA, and NOI should be compared with our reported net income or income from operations and considered in addition to cash flows computed in accordance with GAAP, as presented in our consolidated financial statements.

Funds From Operations and Adjusted Funds From Operations

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairment adjustments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO is consistent with FFO as defined by NAREIT.

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market, amortization of non-cash equity compensation and acquisition costs, less recurring capital expenditures.

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation and valuation adjustments from net income. We consider FFO useful in evaluating potential property acquisitions and measuring operating performance. We further consider AFFO useful in determining funds available for payment of distributions. Neither FFO nor AFFO represent net income or cash flows from operations computed in accordance with GAAP. You should not consider FFO and AFFO to be alternatives to net income as reliable measures of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (computed in accordance with GAAP) as measures of liquidity.

Neither FFO nor AFFO measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO and AFFO do not represent cash flows from operating, investing or financing activities computed in accordance with GAAP. Further, FFO and AFFO as disclosed by other REITs might not be comparable to our calculations of FFO and AFFO.

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
FFO
Net loss	$(1,569)	$(2,537)	$(4,478)	$(9,260)
Real estate depreciation and amortization	4,086	4,008	12,084	10,646
FFO	$2,517	$1,471	$7,606	$1,386

AFFO
FFO	$2,517	$1,471	$7,606	$1,386
Amortization of real estate tax intangible	392	518	1,176	1,186
Amortization of above- and below-market leases	(431)	(438)	(1,297)	(1,357)
Straight-line rent adjustments	81	(41)	237	(60)
Amortization of debt origination costs	721	1,159	2,163	4,253
Interest rate cap mark-to-market	30	—	359	9
Amortization of LTIP awards	840	779	2,269	1,891
Acquisition costs	10	—	37	407
Recurring capital spending	(134)	(121)	(411)	(535)
AFFO	$4,026	$3,327	$12,139	$7,180

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net loss before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net) and acquisition costs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP income from operations or net income. We consider Adjusted EBITDA to be a meaningful financial measure of our core operating performance.

However, Adjusted EBITDA should only be used as an alternative measure of our financial performance. Further, other REITs may use different methodologies for calculating Adjusted EBITDA, and accordingly, our Adjusted EBITDA may not be comparable to that of other REITs.

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA
Net loss	$(1,569)	$(2,537)	$(4,478)	$(9,260)
Real estate depreciation and amortization	4,086	4,008	12,084	10,646
Amortization of real estate tax intangible	392	518	1,176	1,186
Amortization of above- and below-market leases	(431)	(438)	(1,297)	(1,357)
Straight-line rent adjustments	81	(41)	237	(60)
Amortization of LTIP awards	840	779	2,269	1,891
Interest expense, net	8,925	9,886	26,508	28,749
Acquisition costs	10	—	37	407
Adjusted EBITDA	$12,334	$12,175	$36,536	$32,202

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

However, NOI should only be used as an alternative measure of our financial performance. Further, other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NOI
Income from operations	$7,356	$7,349	$22,030	$19,489
Real estate depreciation and amortization	4,086	4,008	12,084	10,646
General and administrative expenses	2,501	2,395	7,285	6,317
Acquisition costs	10	—	37	407
Amortization of real estate tax intangible	392	518	1,176	1,186
Amortization of above- and below-market leases	(431)	(438)	(1,297)	(1,357)
Straight-line rent adjustments	81	(41)	237	(60)
NOI	$13,995	$13,791	$41,552	$36,628

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To manage this risk, we purchased interest rate caps on approximately $469.3 million of the $821.4 million principal amount of debt outstanding as of September 30, 2017, that would provide interest protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loans.

A one percent change in interest rates on our $469.3 million of variable rate debt would impact annual net income by approximately $4.7 million.

The fair value of the Company’s notes payable was approximately $807.7 million and $749.3 million as of September 30, 2017, and December 31, 2016, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities:

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214021) was declared effective by the SEC for our IPO, pursuant to which we sold an aggregate of 6,390,149 primary shares of our common stock (including the exercise of the over-allotment option) at a price to the public of $13.50 per share. FBR Capital Markets & Co., Raymond James & Associates, Inc., Janney Montgomery Scott LLC and Wunderlich Securities, Inc., served as underwriters. On February 13, 2017, we closed the sale of such shares and on March 10, 2017, we closed the sale of the over-allotment option, resulting in aggregate net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions of $5.1 million and other offering expenses of approximately $2.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 13, 2017, pursuant to Rule 424(b).

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

Clipper realty inc.

October 27, 2017	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer