Form 10-K
period 2017-12-31
Clipper Realty Inc.
filed 2018-03-14
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes   o    No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x     No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x     No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  o  No  x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2017, closing price of our Class A common stock on the New York Stock Exchange – $182,284,209

As of March 14, 2018, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a Proxy Statement relating to its 2018 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, when we use the terms the “Company,” “Clipper Realty,” “we,” “us,” or “our,” unless the context otherwise requires, we are referring to Clipper Realty Inc. and its consolidated subsidiaries. Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, "Risk Factors," and “Cautionary Note Concerning Forward-Looking Statements."

Overview

Clipper Realty Inc. is a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multifamily residential and commercial properties in the New York metropolitan area, with a portfolio in Manhattan and Brooklyn. The Company was formed to continue and expand the commercial real estate business of the 50/53 JV LLC (a Delaware limited liability company), Renaissance Equity Holdings LLC (a Delaware limited liability company), Berkshire Equity LLC (a Delaware limited liability company) and Gunki Holdings LLC (a Delaware limited liability company) (collectively, the “Predecessor” or the “predecessor entities”). Our primary focus is to continue to own, manage and operate our portfolio, and to acquire and re-position additional multifamily residential and commercial properties in the New York metropolitan area.

We were incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, and we elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, in vacant condition, for $87.5 million, financed with a $59.0 million secured mortgage loan.  The Company also entered into a construction loan secured by the building that will provide up to $14.7 million for eligible capital improvements and carrying costs.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million, financed with a $34.4 million secured mortgage loan.

As of December 31, 2017, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 481,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 381,000 square feet of GLA (fully remeasured);

•

Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA;

•	107 Columbia Heights in Brooklyn, a 10-story residential building with approximately 154,000 gross square feet of space; and

•	10 West 65th Street in Manhattan, a 6-story building with approximately 76,000 square feet of residential rental GLA.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties was acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interest in the LLC subsidiaries generally entitles the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2017, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 58.8% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitles it to receive approximately 41.2% of the aggregate distributions from the LLC subsidiaries.

The Tribeca House properties were purchased in December 2014 and consist of two nearly adjacent properties in the Tribeca neighborhood of Manhattan, New York. They comprise approximately 481,000 square feet of leasable residential area, with 506 apartment units, 11-foot ceilings and extensive amenities, and approximately 77,000 square feet of retail space, including an externally managed garage.

The Flatbush Gardens property complex was purchased in September 2005 and consists of 59 primarily six-story buildings, approximately 1.7 million leasable residential square feet and 2,496 apartment units, in East Flatbush, Brooklyn. The property is subject to rent control regulations of New York City. Since acquisition, the management team has undertaken a comprehensive renovation and repositioning strategy that has included upgrades to both the exteriors and the interiors of the buildings.

The 141 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002, along with the below-mentioned 250 Livingston Street property. It is a 15-story commercial building with a gross leasable area of 206,084 square feet. The property’s main commercial tenant, the City of New York, executed a new 10-year lease in December 2015. Under the agreement, the City of New York has an option to terminate the lease after five years; if it decides to continue to occupy the building at such time, the annual rent will increase by 25% beginning the sixth year of the lease.

The 250 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002 (along with the 141 Livingston Street property), and consists of a 12-story commercial and residential building. It has approximately 294,000 square feet gross leasable area of commercial space and approximately 26,800 square feet of residential space. The property’s sole office tenant, the City of New York, has its two leases expiring in 2020. The office space has been remeasured to approximately 353,000 square feet, according to Real Estate Board of New York (“REBNY”) standards.

The Aspen property, purchased in June 2016, is located at 1955 1st Avenue in Manhattan, New York. It is a seven-story building that consists of approximately 187,000 square feet, 232 residential rental units, three retail units and a parking garage. The residential units are subject to regulations established by the New York City Housing Development Corporation (the “HDC”), under which there are no rental restrictions on approximately 55% of the property’s units, and low- and middle-income rental restrictions on approximately 45% of the units.

The 107 Columbia Heights property, purchased in May 2017 in vacant condition, is located in the Brooklyn Heights neighborhood of Brooklyn, New York. The property currently consists of approximately 154,000 gross square feet of space. Renovations are underway to create 159 well-appointed studio, one- and two-bedroom units, with amenities and indoor parking for 68 cars.

The 10 West 65th Street property, purchased in October 2017, is located in the Upper West Side neighborhood of Manhattan, New York, less than a block from Central Park. The property consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. Approximately 50% of the apartments are subject to a sale-leaseback agreement with Touro College, from whom the Company purchased the property, through 2019.

History

The Company’s Predecessor is a combination of four limited liability companies - Renaissance Equity Holdings LLC, Berkshire Equity LLC, Gunki Holdings LLC and 50/53 JV LLC - which were formed by principals of our management team from 2002 to 2014. Upon completion of the private offering and the formation transactions, we assumed responsibility for managing the predecessor LLCs.

Business and Growth Strategies

Our primary business objective is to enhance stockholder value by increasing cash flow from operations and total return to stockholders through the following strategies:

●	Increase existing below-market rents – capitalize on the successful repositioning of our portfolio and solid market fundamentals to increase rents at several of our properties.

●

Disciplined acquisition strategy – opportunistically acquire additional properties, with a focus on premier submarkets and assets, by utilizing the significant experience of our senior management team.

●	Proactive asset and property management – utilize our proactive, service-intensive approach to help increase occupancy and rental rates, and manage operating expenses.

●	Reposition assets – execute on our targeted capital program to selectively reposition properties and achieve rent growth in an expedited fashion.

Competitive Strengths

We believe that the following competitive strengths distinguish us from other owners and operators of multifamily residential and commercial properties:

●

Diverse portfolio of properties in the New York metropolitan area, which is characterized by supply constraints, high barriers to entry, near- and long-term prospects for job creation, vacancy absorption and long-term rental rate growth.

●	Expertise in repositioning and managing multifamily residential properties.

●	Experienced management team with proven track record over generations.

●	Balance sheet well-positioned for future growth.

●	Strong internal rent growth prospects.

Regulation

Environmental and Related Matters

Under various federal, state and local laws, ordinances and regulations, as a current or former owner and operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances (such as lead, asbestos and polychlorinated biphenyls), waste, petroleum products and other miscellaneous products (including but not limited to natural products such as methane and radon gas) at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages or third-party liability for personal injury or property damage.

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

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage, or costs for remediation. We are not presently aware of any material adverse indoor air quality issues at our properties.

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

Competition

The leasing of real estate is highly competitive in Manhattan, Brooklyn and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial and residential real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rents charged, location, services provided and the nature and condition of the facility to be leased.

In addition, we face competition from numerous developers, real estate companies and other owners and operators of real estate for buildings for acquisition and pursuing buyers for dispositions. We expect competition from other real estate investors, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Employees

As of December 31, 2017, we had 177 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union contract is in effect through December 31, 2019.

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

item 1a. RISK FACTORS

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties; please refer to the discussion under "Cautionary Note Concerning Forward-Looking Statements."

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and/or globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of commercial, retail and/or residential space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and increased unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our common stock. Our business may be affected by volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenue is currently derived from properties located in New York City, with our entire portfolio located in Manhattan and Brooklyn.

Factors that may affect our occupancy levels, our rental revenues, our income from operations, our funds from operations (“FFO”), our adjusted funds from operations (“AFFO”), our adjusted earnings before interest, income tax, depreciation and amortization (“Adjusted EBITDA”), our net operating income (“NOI”), our cash flow and/or the value of our properties include the following, among others:

●	downturns in global, national, regional and local economic and demographic conditions;

●

declines in the financial condition of our tenants, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons, and declines in the financial condition of buyers and sellers of properties;

●

declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget deficits, which among other things could have an adverse effect on the financial condition of our only office tenant, the City of New York, and may result in tenant defaults under leases and/or cause such tenant to seek alternative office space arrangements;

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

●	an oversupply of, or a reduced demand for, commercial and/or retail space and/or apartment homes;

●	declines in household formation;

●	unfavorable residential mortgage rates;

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

●	opposition from local community or political groups with respect to the development and/or operations at a property;

●	investigation, removal or remediation of hazardous materials or toxic substances at a property;

●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including without limitation, health, safety, environmental and zoning laws;

●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

●	changes in rental housing subsidies provided by the government and/or other government programs that favor single-family rental housing or owner-occupied housing over multifamily rental housing.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2017, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 500,228 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 16% of the total rentable square feet in our portfolio and approximately 17% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

The leases for the Human Resources Administration and the Department of Environmental Protection, which comprise 59% of the rentable square feet rented by the City of New York, will each expire in 2020.

Our portfolio’s rent is currently generated from six properties.

As of December 31, 2017, our portfolio consisted of seven properties, our Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property and the 107 Columbia Heights property, which accounted for 34.4%, 36.0%, 11.3%, 11.0%, 6.7%, 0.5% and 0.0%, respectively, of our portfolio’s total rent for the year ended December 31, 2017. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2017, we had approximately 110,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 64% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2018 (including month-to-month leases). As of December 31, 2017, we had no vacant commercial and retail space. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

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

We may engage in development, redevelopment or repositioning activities with respect to our properties as we believe market conditions dictate. For example, we plan to continue to execute on our comprehensive renovation and modernization program at our Flatbush Gardens property, which will include improvements to the common areas of the complex and upgrades to individual apartments. We are also reviewing the regulatory, architectural and financial considerations regarding an upward expansion of up to approximately 500,000 additional square feet at Flatbush Gardens by adding floors above certain of our fifty-nine buildings at the property; such further development would require significant capital investment.  Separately, we are in the process of repositioning our 107 Columbia Heights property, including improvements to common areas of the building and upgrades to individual apartments.

If we engage in these activities, we will be subject to certain risks, which could adversely affect us, including our financial condition, cash flow and results of operations. These risks include, without limitation:

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

Our dependence on rental revenue may adversely affect us, including our profitability, our ability to meet our debt obligations and our ability to make distributions to our stockholders

Our income is derived from rental revenue from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be adversely affected if a significant number of our tenants, or any of our major tenants:

●	delay lease commencements;

●	decline to extend or renew leases upon expiration;

●	fail to make rental payments when due; or

●	declare bankruptcy.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code, as amended (the “Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, regarding the disposal of properties. These potential difficulties in selling real estate in our markets may limit our ability to change, or reduce our exposure to, the properties in our portfolio promptly in response to changes in economic or other conditions.

Competition could limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities, which may adversely affect us, including our profitability, and impede our growth.

We compete with numerous commercial developers, real estate companies and other owners and operators of real estate for properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. Our markets are each generally characterized by high barriers-to-entry to construction and limited land on which to build new commercial, retail and residential space, which contribute to the competition we face to acquire existing properties and to develop new properties in these markets. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth.

Competition may impede our ability to attract or retain tenants or re-lease space, which could adversely affect our results of operations and cash flow.

The leasing of real estate in our markets is highly competitive. The principal means of competition are rents charged, location, services provided and the nature and condition of the premises to be leased. The number of competitive properties in our markets, which may be newer or better located than our properties, could have an adverse effect on our ability to lease space at our properties and on the effective rents that we are able to charge. If other lessors and developers of similar spaces in our markets offer leases at prices comparable to or less than the prices we offer, we may be unable to attract or retain tenants or re-lease space in our properties, which could adversely affect our results of operations and cash flow.

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

Natural disasters and severe weather such as hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. With our geographic concentration of exposures, a single catastrophe or destructive weather event (such as a hurricane) affecting New York City may have a significant negative effect on our financial condition, results of operations and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

All of our properties are located in New York City, which has been and may in the future be the target of actual or threatened terrorist attacks. As a result, some tenants in these markets may choose to relocate their businesses or homes to other markets or buildings within New York City that may be perceived to be less likely to be affected by future terrorist activity. This could result in an overall decrease in the demand for commercial, retail and/or residential space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.

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

Multifamily residential properties are subject to rent stabilization regulations, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts.

Numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings. The rent stabilization regulations applicable to our multifamily residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. The rent stabilization regulations applicable to our multi-family residential properties permit luxury deregulation of rent-stabilized apartments, generally providing that apartments that became vacant before June 24, 2011 with a legal regulated rent of $2,000 or more per month are made permanently exempt from rent stabilization. That amount was increased to $2,500 or more per month where an apartment becomes vacant on or after June 24, 2011. In 2015, New York City’s Mayor de Blasio released a series of proposals that, if enacted, would alter the rent stabilization guidelines and make it harder for property owners, such as us, to implement luxury deregulation of rent-stabilized apartments, including eliminating vacancy decontrol and eliminating vacancy allowance. Although Mayor de Blasio’s proposals were not enacted, there can be no assurances that they will not be pursued in the future.

The limitations established by present or future rent stabilization regulations may impair our ability to maintain rents at market levels. For example, our Flatbush Gardens property is subject to rent stabilization and current in-place rents are generally below the maximum rent that could be charged under rent stabilization. However, we have been able to consistently increase rents as a result of our comprehensive renovation and repositioning strategy. If our current and planned renovation and modernization program at Flatbush Gardens is successful, certain apartments may reach the maximum rents permitted under rent stabilization, which could happen even sooner if rent increases are frozen in subsequent years. Therefore, our future ability to attain market rents would be limited until such apartments are eligible for luxury deregulation, which generally requires both a legal maximum rent of $2,500 or more per month and a vacancy (although we can apply to destabilize an apartment where the legal maximum rent is $2,500 or more per month without a vacancy if the tenant’s income exceeds certain levels). However, if Mayor de Blasio’s rent stabilization proposals are enacted in future years, luxury deregulation may no longer be available.

In addition, we are subject to claims from tenants that the rent charged by us exceeds the amount permitted by rent stabilization. Although we believe that all of our rents are compliant with applicable rent stabilization regulation, tenants have in the past made claims that their rents exceed the maximum rent that could be charged under rent stabilization. These claims include claims that the annual increases in the maximum rent have in the past been inapplicable as a result of a failure to provide essential services by us or the prior owners. The number of these claims may increase as our rents approach the maximum rent that could be charged under rent stabilization. Tenants could also claim that our determination that luxury deregulation was applicable to their apartment was incorrect and seek a reduction in rent and/or return of rents paid in excess of the maximum legal rent. Finally, a tenant in an apartment eligible for tax benefits, such as Section 421-g of the Real Property Tax Law, could claim that rent stabilization applies to the tenant’s apartment while those tax benefits are available, even if the apartment is eligible for luxury deregulation. For example, in 2017, certain present and former tenants of apartment units at our Tribeca House properties brought an action against the Company alleging that they were subject to applicable rent stabilization laws. For more information regarding these claims, see “Legal Proceedings.”

The application of rent stabilization to apartments in our multifamily residential properties could limit the amount of rent we are able to collect, which could have a material adverse effect on our adjusted EBITDA and our ability to fully take advantage of the investments that we are making in our properties. In addition, there can be no assurances that changes to rent stabilization laws, such as those proposed by New York City Mayor de Blasio, will not have a similar or greater negative impact on our ability to collect rents.

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

Subject to certain exceptions, New York City and New York State impose a tax on the transfer of New York City and/or New York State real property or the transfer of a controlling interest in New York City and/or New York State real property, generally at a current combined rate of 3.025% of the fair market value of the New York City and/or New York State real property. A direct or indirect transfer of a 50% or greater interest in any of our properties (or in the entities that own our properties) generally would constitute a transfer of a controlling interest in real property. Certain aggregation rules apply in determining whether a transfer of a controlling interest has occurred. For example, transfers made within a three-year period generally are presumed to be aggregated. Therefore, a transfer of a controlling interest could occur as a result of the combination of one or more of the private offering, the IPO, other offerings of common stock by us resulting of an increase in our investment in the entities that own our properties, issuances of our common stock to our continuing investors in exchange for Class B LLC units pursuant to the exchange right granted to holders of Class B LLC units, sales of Class B LLC units by the holders thereof, the issuance of LLC interests to our Operating Partnership in connection with the private offering or a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. In addition to any transfer tax that may be imposed upon us, we have agreed with our continuing investors to pay any such transfer taxes imposed upon a continuing investor as a result of the private offering and the related formation transactions (including subsequent issuances of additional LLC units or interests, issuances of OP units by the Operating Partnership or issuances of our common stock by the Company), issuances of our common stock in exchange for Class B LLC units, dispositions of property by any LLC subsidiary, the issuance of LLC interests to our Operating Partnership in connection with a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. If a transfer of a controlling interest in an entity owning our properties occurs, New York City and/or New York State transfer tax could be payable based on the fair market value of the New York City and/or New York State property at the time of each such transfer (including any transfers that are treated as a part of the transfer of the controlling interest that occur prior to the transfer that caused the 50% threshold to be met). For example, if exchanges of Class B LLC units resulted in our ownership of the entities that own our properties increasing to greater than 50%, we could be subject to New York City and New York State transfer tax at a current combined rate of 3.025% of the fair market value of such New York City and/or New York State properties. In addition, we may or may not be eligible to take advantage of the 50% reduction to the New York City and New York State transfer tax rates that could apply with respect to transfers of real property to certain REITs.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2017, we had no corporate debt and $855.1 million in property-level debt. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

We depend on key personnel, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and existing and prospective industry participants, which could negatively affect our financial condition, results of operations, cash flow and the market value of our common stock.

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

Our other senior executives - Lawrence Kreider, our Chief Financial Officer, JJ Bistricer, our Chief Operating Officer, and Jacob Schwimmer, our Chief Property Management Officer - also have extensive experience and strong reputations in the real estate industry, which aid us in identifying or attracting investment opportunities and negotiating with sellers of properties. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and industry participants, which could negatively affect our financial condition, results of operations, cash flow and the market value of our common stock.

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

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters (other than matters considered at a special election meeting, the removal or re-election of directors initially elected at a special election meeting, the expansion of the size of the board of directors and amendments to certain provisions of our charter and bylaws relating to any special election meeting or the vote required to amend such provisions) brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their Class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. As a result, our continuing investors are generally entitled to exercise 66.7% of the voting power in our company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

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

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 66.7% of the voting power in our company, including in connection with a merger or other acquisition of our company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

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

In addition, certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions. These provisions include the following:

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

●

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (or the direct or indirect acquisition of ownership or control of control shares) have no voting rights unless approved by a supermajority vote of our stockholders excluding the acquirer of control shares, our officers and our directors who are also our employees. As permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock.

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

As part of the formation transactions, we acquired indirect interests in the properties and assets of our predecessor entities, subject to existing liabilities, some of which may have been unknown at the time the private offering was consummated. As part of the formation transactions, each of the predecessor entities made limited representations, warranties and covenants to us regarding the predecessor entities and their assets. Because many liabilities, including tax liabilities, may not have been identified, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities to which the properties and assets previously owned by our predecessor entities are subject could adversely affect the value of those properties and as a result adversely affect us. See “Risks Related to Real Estate” for discussion as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.

The terms of the formation transactions may not have been as favorable to us as if all of the terms were negotiated at arm’s length.

Certain of our directors and executive officers, including David Bistricer, our Co-Chairman and Chief Executive Officer and Sam Levinson, our Co-Chairman and the Head of the Investment Committee, own interests, directly or indirectly, in our predecessor entities that own properties included in the Company’s initial portfolio of properties and as such had interests in the formation transactions. As a result, the terms of the formation transactions may not have been as favorable to us as if all of the terms were negotiated at arm’s length.

We may pursue less vigorous enforcement of terms of employment agreements with certain of our executive officers, which could negatively impact our stockholders.

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

Our Co-Chairman and Chief Executive Officer, David Bistricer, our Co-Chairman and the Head of the Investment Committee, Sam Levinson, and other members of our senior management team continue to own interests in properties and businesses that were not contributed to us in the formation transactions. For instance, each of David Bistricer, our Co-Chairman and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, is an officer of Clipper Equity and each of Sam Levinson, our Co-Chairman and the Head of the Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, has ownership interests in Clipper Equity. Clipper Equity owns interests in, and controls and manages entities that own interests in, multifamily and commercial properties in the New York metropolitan area.

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

In addition, David Bistricer and Sam Levinson may be subject to tax on a disproportionately large amount of the built-in gain that would be realized upon the sale or refinancing of certain properties. David Bistricer and Sam Levinson may therefore influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties. Alternatively, to avoid realizing such built-in gains, they may have to agree to additional reimbursements or guarantees involving additional financial risk.

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

As of December 31, 2017, we had approximately $855.1 million of total indebtedness, all of which was property-level debt. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018.

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

●

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions) or in violation of certain covenants to which we may be subject;

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

We may not be able to refinance existing debt on terms as favorable as the terms of existing indebtedness, or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity capital, our operating cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Property-Level Debt.” We also may be forced to limit distributions and may be unable to meet the REIT distribution requirements imposed by the Code. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations and could adversely affect our ability to make distributions to our stockholders.

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

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2017, we had $855.1 million principal amount of combined property mortgages and other secured debt. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. In addition, early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2017, approximately $470.1 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock. Based on our aggregate variable rate debt outstanding as of December 31, 2017, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $4.7 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (a “TRS”). The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder’s investment in shares of our common stock and may trigger taxable gain.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis, will be treated as gain resulting from a sale or exchange of such shares.

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

We believe that the special voting stock and Class B LLC units will be treated as separate interests in the Company and its predecessor entities, respectively. However, no assurance can be given that the IRS will not argue, or that a court would not find or hold, that the special voting stock and the Class B LLC units should be treated as a single stock interest in the Company for U.S. federal income tax purposes. If the special voting stock and Class B LLC units were treated as a single stock interest in the Company, it is possible that more than 50% in value of the outstanding stock of the Company could be treated as held by five or fewer individuals. In such a case, we could be treated as “closely held” and we could therefore fail to qualify as a REIT. Such failure would have significant adverse consequences. See “Risks Related to Our Status as a REIT.”

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in other activities through TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates.

The effect of the Tax Act is uncertain.

On December 22, 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018.  The Tax Act makes major changes to the Code, including several provisions that may affect the taxation of REITs and their security holders.  The Tax Act is not expected to have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or on our results of operations.  In addition, the Tax Act is expected to have a favorable impact on the effective tax rate of our shareholders and our residents.  However, the complete impact of the Tax Act is not yet fully known and there can be no assurances that it will have a neutral or favorable impact.  Technical corrections or other amendments to the Tax Act or administrative guidance interpreting the Tax Act may be forthcoming at any time.  Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on your investment.

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

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred. For example, we anticipate that we would have to conduct any potential condominium or cooperative conversion of our Tribeca House properties and 141 Livingston Street property through a TRS.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs (25% for taxable years ended on or before December 31, 2017). In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

Any TRSs that we form will pay U.S. federal, state and local income tax on the TRSs’ taxable income, and the TRSs’ after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

To assist us in qualifying as a REIT, among other purposes, our charter generally limits beneficial ownership by any person to no more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our common stock or 9.8% of the aggregate value of all our outstanding stock. In addition, our charter contains various other restrictions on the ownership and transfer of shares of our stock. As a result, an investor that purchases shares of our common stock may not be able to readily resell such common stock.

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution.

Our board of directors is authorized, without approval of our common stockholders, to cause us to issue additional shares of our stock or to raise capital through the issuance of preferred stock, options, warrants and other rights on terms and for consideration as our board of directors in its sole discretion may determine.

Sales of substantial amounts of our common stock could dilute current ownership and could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

In the future, we may attempt to raise additional capital by making offerings of debt securities or additional offerings of equity securities, including preferred stock. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we currently take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the earliest of the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor; and

●	a transfer of a controlling interest in any of our properties that may obligate us to pay transfer tax based on the fair market value of the real property transferred.

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2017, our portfolio consisted of seven properties totaling approximately 3.1 million rentable square feet (plus an approximate 154,000 square feet under development) and was approximately 96.4% leased. These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property and the 107 Columbia Heights residential property.

The table below presents an overview of the Company’s portfolio as of December 31, 2017:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units	Percent Leased	Annual Base Rental Revenue (millions)	Net Effective Rent Per Square Foot
Multifamily
50 Murray Street	Manhattan	1964	395,693		390	91.3%	$24.3	$69.31
53 Park Place	Manhattan	1921	86,288		116	90.5%	$5.3	$68.09
Flatbush Gardens complex	Brooklyn	1950	1,734,885	(1)	2,496	97.1%	$37.6	$22.47
250 Livingston Street	Brooklyn	1920	26,819	(2)	36	94.4%	$1.2	$51.46
Aspen	Manhattan	2004	165,542		232	96.1%	$5.5	$35.07
10 West 65th Street	Manhattan	1939	75,678		82	87.8%	$3.0	$44.48
			2,484,905		3,352	95.6%	$76.9	$32.38

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1	100.0%	$8.2	$40.00
250 Livingston Street	Brooklyn	1920	294,144	(3)	1	100.0%	$8.2	$27.90
			500,228		2	100.0%	$16.4	$32.77

Retail
50 Murray Street (retail)	Manhattan		44,436		7	100.0%	$2.4	$52.50
50 Murray Street (parking)	Manhattan		24,200		1	100.0%	$1.2	$50.67
53 Park Place (retail)	Manhattan		8,600		1	100.0%	$0.3	$40.27
141 Livingston Street (parking/other)	Brooklyn		14,853		1	100.0%	$0.3	$21.88
250 Livingston Street (retail)	Brooklyn		990		1	100.0%	$0.1	$113.97
250 Livingston Street (parking)	Brooklyn		—		—	—	$0.2	—
Aspen (retail)	Manhattan		21,060		3	100.0%	$0.9	$44.18
Aspen (parking)	Manhattan		—		—	—	$0.4	—
			114,139		14	100.0%	$5.8	$51.19

Total			3,099,272		3,368	96.4%	$99.1	$33.17

Real Estate Under Development
107 Columbia Heights	Brooklyn	1959	154,058

(1)	Comprises 59 buildings.

(2)	Conversion of floors 9-12 into residential units occurred in 2003-2005, 2008-2009 and 2013, with renovation of residential units on the 12th floor from 2014 to 2017.

(3)	Has been remeasured to approximately 353,000 square feet according to REBNY standards.

The table below presents an overview of commercial and retail lease expirations for the next ten years, beginning in 2018.

Year	Number of Tenants	Total Area Square Feet	Gross Annual Rent	% Gross Annual Rental
2018	—	—	—	—
2019	4	210,622	8,941,044	40.2%
2020	3	302,771	8,692,759	39.1%
2021	—	—	—	—
2022	3	57,200	2,468,157	11.1%
2023	2	10,812	746,562	3.4%
2024	1	1,500	145,200	0.7%
2025	—	—	—	—
2026	—	—	—	—
2027	1	7,568	380,204	1.7%

Descriptions of Our Properties

Tribeca House

The Company purchased the 50 Murray Street and 53 Park Place buildings on December 15, 2014.

 These buildings were built in 1964 and 1921, respectively, renovated in 2001, and comprise a total of 506 units which include studio and one- and two-bedroom apartments as well as retail space and parking. The buildings are both full-service luxury rentals which include building finishes such as ceilings as high as 11 feet, stainless steel appliances and granite countertops and amenities such as a doorman, elevator, landscaped roof deck, rooftop basketball court, tenant lounge, game room, toddlers’ play room, in-house valet service and screening room. 50 Murray Street includes 390 units and 395,693 square feet and 53 Park Place includes 116 units and 86,288 square feet. Both buildings are unencumbered by rent regulation.

The properties also feature approximately 77,200 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space and an externally-managed garage. Tenants in this space include Equinox (a premium fitness club), and the Amish Market (a food market). Other tenants include AT&T, Starbucks and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2017 is approximately eight years.

Property highlights include:

Location	•	50 Murray Street and 53 Park Place
Building Type	•	Residential
	•	Retail
Number of Units	•	506 units
Amenities	•	Doorman
	•	Landscaped roof deck
	•	Rooftop basketball court
	•	Tenant lounge
	•	Game room
	•	Toddler’s play room
	•	In house valet service
	•	Screening room
Nearby Rapid Transit Access	•	MTA Subway A, C, E, N, R, 1, 2, 3 trains
	•	PATH train

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,496 studio, one-bedroom, two-bedroom, and three-bedroom apartments, and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the gross leasable area is 1,734,885 square feet.

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

Community District 17 is a mixed-income community. We believe Flatbush Gardens represents an entry-level, low-cost option in the market and that we will increasingly draw tenants who have been priced out of other New York City sub-markets. The neighborhood surrounding the Flatbush Gardens complex is residential on all sides. The Newkirk Avenue subway station, which is serviced by the No. 2 and No. 5 trains, is located on the west side of the complex. Brooklyn College is located 0.6 miles along Nostrand Avenue to the south of Flatbush Gardens. The No. 2 and No. 5 trains, which service both Flatbush Gardens and Brooklyn College, provide direct access to the west side and east side, respectively, of Manhattan, as well as other points in Brooklyn. Two larger regional medical centers are located within a mile of the complex.

Property highlights include:

Building Type	•	Residential
Number of Units	•	2,496 units
Amenities	•	Park-like space between buildings
	•	Parking lots
Nearby Rapid Transit Access	•	MTA Subway 2, 5 trains

141 Livingston Street

The 141 Livingston Street property is a 15-story commercial property totaling 206,084 square feet, located on a 0.26-acre site at 141 Livingston Street in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a new 10-year lease in December 2015. Under the agreement, the City of New York has an option to terminate the lease after five years; however, if it decides to continue to occupy the building at that time, the rent will increase by 25%, or $2.1 million annually, beginning the sixth year of the lease. The property is located in Downtown Brooklyn, approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-stop access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance of Barclays Center and Atlantic Avenue. In addition, the property includes an adjacent lot at 22 Smith Street currently used as a parking lot having approximately 5,000 square feet.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Amenities	•	Elevators
	•	Parking
Nearby Rapid Transit Access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

250 Livingston Street

250 Livingston Street is a 12-story mixed-use building with commercial and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. There is 294,144 square feet of office space which is currently 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under two leases that expire in August 2020; this space has been remeasured according to REBNY standards to approximately 353,000 square feet, an increase consistent with a previous remeasurement at the nearby 141 Livingston Street property, which features a similar class of office space. Additionally, the property includes 36 units (26,819 square feet) of multifamily residential apartment units, which were developed by Clipper Equity from 2003 through 2013.

Property highlights include:

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Commercial Tenant	•	City of New York
Amenities	•	Elevators
Nearby Rapid Transit Access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

Aspen

In June 2016, the Company purchased the Aspen property located at 1955 1st Avenue in Manhattan for $103 million. The property fronts the west side of First Avenue on the full block between 100th and 101st Streets, and comprises 186,602 square feet, 232 residential rental units, three retail units and a parking garage. The residential units are subject to regulations established by the HDC under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. The residential units feature stainless steel appliances including a range, oven, refrigerator, microwave, and dishwasher. Property amenities include a courtyard, game room, fitness center, clubhouse, laundry facilities and onsite below-grade garage parking.

Property highlights include:

Location	•	1955 1st Avenue
Building Type	•	Residential
	•	Retail
Amenities	•	Courtyard, game room, fitness center
Nearby Rapid Transit Access	•	MTA Subway 4, 5, 6 trains

107 Columbia Heights

In May 2017, the Company purchased the 107 Columbia Heights property in the historic Brooklyn Heights district in Brooklyn for $87.5 million, in vacant condition. The property consists of 161 residential units, an indoor parking garage and approximately 154,000 gross square feet. The property is located near the Clark Street subway stop, the Brooklyn-Queens Expressway, the Brooklyn Bridge, the Manhattan Bridge and multiple bus lines. The Company is in the process of repositioning the property; based on current market prices in the area, the units are expected to be leased at an average rental rate of $65-$75 per rentable square foot. Amenities will include various unit terraces, a rooftop terrace, a fitness center and a landscaped garden. We believe these improvements will allow us to achieve maximum rents over time.

Property highlights include:

Location	•	107 Columbia Heights
Building Type	•	Residential
Amenities	•	Courtyard, rooftop terrace, fitness center
Nearby Rapid Transit Access	•	MTA Subway 2, 3, A, C, F trains

10 West 65th Street

In October 2017, the Company purchased the 10 West 65th Street property in the Upper West Side neighborhood of Manhattan for $79 million. The property, located less than a block from Central Park, consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. The property is located near Lincoln Center and several prominent museums. The Company plans to invest incremental capital to enhance the property and achieve maximum rents over time. Approximately 50% of the apartments are subject to a sale-leaseback agreement with Touro College, from whom the Company purchased the property, through 2019.

Property highlights include:

Location	•	10 West 65th Street
Building Type	•	Residential
Amenities	•	Elevator
Nearby Rapid Transit Access	•	MTA Subway A, B, C, D, 1, 2, 3 trains

ITEM 3. LEGAL PROCEEDIngS

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The Appellate Division decision and order is subject to a motion for leave to appeal and there can be no assurance as to the outcome of the appeal if leave to appeal is granted.

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

ITEM 5. market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information:

Our common stock is traded on the NYSE under the ticker symbol CLPR; the stock began trading on February 10, 2017. The following table sets forth the quarterly high and low sales prices per share of our common stock for 2017.

	Sales Price
	High	Low

Quarter ended March 31, 2017 (Beginning February 10, 2017)	$15.00	$12.75
Quarter ended June 30, 2017	$13.37	$10.07
Quarter ended September 30, 2017	$12.61	$9.98
Quarter ended December 31, 2017	$11.72	$9.43

Stock Performance Graph:

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from February 10, 2017 (the date our common stock began trading on the NYSE) through December 31, 2017, as well as the corresponding returns on an overall stock market index (S&P SmallCap 600) and a peer group index (MSCI US REIT Index). Historical total stockholder return is not necessarily indicative of future results.

Holders:

As of March 14, 2018, there were 1,288 holders of record of our common stock.

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

●

our ability to make cash distributions to holders of our common stock depends on the performance of our subsidiaries and their ability to distribute cash to us, and on the performance of our properties and tenants; and

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

The following table sets forth cash dividends paid per share, for the dates indicated.

Cash Dividend Paid Per Share

December 4, 2015	$0.043
March 11, 2016	$0.065
June 3, 2016	$0.065
September 2, 2016	$0.065
December 2, 2016	$0.065
April 17, 2017	$0.085
June 2, 2017	$0.095
August 14, 2017	$0.095
November 13, 2017	$0.095

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

Securities Authorized For Issuance Under Equity Compensation Plans:

We have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan and 2015 Director Plan.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	521,483	—	478,517
2015 Director Plan	131,853	—	218,147

Equity compensation plans not approved by security holders	—	—	—
Total	653,336	-	696,664

Recent Sales of Unregistered Securities:

None.

Use of Proceeds from Registered Securities:

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214021) was declared effective by the SEC for our IPO, pursuant to which we sold an aggregate of 6,390,149 primary shares of our common stock (including the exercise of the over-allotment option) at a price to the public of $13.50 per share. FBR Capital Markets & Co., Raymond James & Associates, Inc., Janney Montgomery Scott LLC and Wunderlich Securities, Inc., served as underwriters. On February 13, 2017, we closed the sale of such shares and on March 10, 2017, we closed the sale of the over-allotment option, resulting in aggregate net proceeds of approximately $78.7 million after deducting underwriting discounts and commissions of $5.1 million and other offering expenses of approximately $2.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Together with cash-on-hand at December 31, 2016, we used the net IPO proceeds to purchase the 107 Columbia Heights ($28.6 million) and 10 West 65th Street ($45.4 million) properties, pay associated loan costs ($4.9 million) and fund property capital expenditures ($20.3 million) during 2017.

item 6. SELECTED HISTORICAL FINANCIAL DATA.

The following table shows selected consolidated financial data for the Company and the Predecessor for the periods indicated. You should read the selected historical financial data in conjunction with the more detailed information contained in the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	(in thousands, except per share data)
	Year ended December 31,
	2017	2016	2015	2014
Consolidated Statement of Operations
Revenues
Residential rental income	$73,667	$67,165	$60,784	$31,413
Commercial income	21,914	18,558	17,256	12,382
Tenant recoveries	5,102	4,061	3,477	2,415
Garage and other income	3,269	3,221	3,087	1,562
Total revenues	103,952	93,005	84,604	47,772
Operating Expenses
Property operating expenses	27,029	25,442	23,283	19,673
Real estate taxes and insurance	20,685	17,740	14,926	6,560
General and administrative	9,944	8,405	5,296	2,358
Acquisition costs	69	326	75	326
Depreciation and amortization	16,721	15,295	12,521	4,472
Total operating expenses	74,448	67,208	56,101	33,389
Income from operations	29,504	25,797	28,503	14,383
Interest expense, net	(35,505)	(38,136)	(36,703)	(9,145)
Net loss	$(6,001)	$(12,339)	(8,200)	$5,238
Net loss attributable to Predecessor and non-controlling interests	3,644	8,604	6,835
Dividends attributable to preferred shares	(8)	(19)	—
Net loss attributable to common stockholders	$(2,365)	$(3,754)	$(1,365)
Basic and diluted net loss per share	$(0.15)	$(0.34)	$(0.12)
Weighted average common shares / OP units:
Common shares outstanding	17,021	11,423	11,423
OP units outstanding	26,317	26,317	26,317
Diluted shares outstanding	43,338	37,740	37,740

Cash flow data
Operating activities	$10,440	$9,350	$9,440	$7,472
Investing activities	(187,656)	(121,285)	(9,025)	(226,822)
Financing activities	147,609	24,150	115,760	224,707

Non-GAAP financial measures(1)
FFO	$10,720	$2,956	$4,321	$9,710
AFFO	16,682	9,998	9,247	8,266
Adjusted EBITDA	49,554	43,743	41,531	18,482
Net Operating Income (NOI)	56,388	49,625	46,118	20,840

	(in thousands)
	Year ended December 31,
	2017	2016	2015	2014
Balance Sheet Data
Investment in real estate, net	$996,892	$823,077	$726,107	$728,744
Cash and cash equivalents	7,940	37,547	125,332	9,157
Restricted cash	13,730	11,105	9,962	5,876
Total assets	1,052,085	905,208	881,118	766,856
Notes payable, net of unamortized debt costs	843,946	754,459	713,440	708,228
Total liabilities	866,494	778,992	734,741	729,659
Stockholders’ equity	74,912	38,201	44,303	—
Total equity	185,591	126,216	146,377	37,197

Property-Related Data (unaudited)
Residential property rentable square feet
Flatbush Gardens	1,734	1,734	1,734	1,734
% leased	97.1%	96.9%	96.2%	94.4%
Tribeca House	482	481	479	479
% leased	91.1%	90.2%	83.5%	94.5%
250 Livingston Street	27	27	27	27
% leased	94.4%	87.6%	94.4%	90.0%
Aspen	166	166	—	—
% leased	96.1%	98.7%	—	—
10 West 65th Street	75	—	—	—
% leased	87.8%	—	—	—
Commercial and retail property rentable square feet
141 Livingston Street (remeasured)	216	216	216	159
% leased	100%	100%	100.0%	100.0%
250 Livingston Street (remeasured)	353	353	353	353
% leased	100%	100%	99.7%	99.7%
Tribeca House	77	77	77	77
% leased	100%	100%	95.9%	95.9%
Aspen	21	21	—	—
% leased	100%	100%	—	—

(1)  In this Annual Report on Form 10-K, we disclose and discuss FFO, AFFO, Adjusted EBITDA and NOI, all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. For further discussion about our use of FFO, AFFO, Adjusted EBITDA and NOI as non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the captions “Selected Historical Financial Data” and “Cautionary Note Concerning Forward-Looking Statements,” and in our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial statements for periods and as of dates prior to the formation transactions represent consolidated historical financials of the Predecessor.

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

In February 2017, the Company sold 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in an initial public offering (“IPO”) at $13.50 per share. The proceeds, net of offering costs, were approximately $78.7 million. The Company contributed the IPO proceeds to the Operating Partnership in exchange for units in the Operating Partnership

On May 9, 2017, the Company completed the acquisition of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

As of December 31, 2017, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn; and

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interest in the LLC subsidiaries generally entitles the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 58.8% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive approximately 41.2% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the 107 Columbia Heights property and the 10 West 65th Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail properties.

Trends

During 2017, 2016 and 2015, the Company’s properties generally experienced increasing demand. At the 141 Livingston Street property, in the Downtown Brooklyn neighborhood, the Company entered into a new lease with the City of New York in December 2015 that provided for a 94% increase in rent per square foot and a 29% increase in rentable square feet through a remeasurement. At the nearby 250 Livingston Street property, the Company entered into a lease renewal with the City of New York in December 2016 for a portion of the office space that provided for an 86% increase in rent per square foot and a 35% increase in rentable square feet through a remeasurement; both City of New York leases at the property expire in August 2020. At the Flatbush Gardens residential apartment complex, the Company increased average rent per square foot from $20.63 at December 31, 2015, to $21.24 at December 31, 2016 and $22.47 at December 31, 2017. At the Tribeca House property, the Company increased average residential rent per square foot from $65.50 at December 31, 2015, to $68.05 at December 31, 2016 and $69.18 at December 31, 2017. At the Aspen property, the Company increased average residential rent per square foot from $30.72 at acquisition in June 2016, to $33.05 at December 31, 2016 and $35.07 at December 31, 2017.  The Company did not have any significant retail lease renewals during this time period.

Throughout 2017, 2016 and 2015, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2017, was approximately 4.6% per annum. Although interest rates have recently increased in conjunction with an improving economy, they continue to be at relatively low levels vs. historical norms.

Factors that May Influence Future Results of Operations

We derive approximately 73% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe that we have expertise in operating, renovating and repositioning our properties. As we grow, we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses over time.

A majority of the leases at our apartment communities are for approximately one-year terms, which generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason. Our ability to seek increased rents at our Flatbush Gardens property is limited, however, as a result of the rent stabilization laws and regulations of New York City. These regulations generally limit rental increases we can charge at our Flatbush Gardens property upon lease renewal for our legacy tenants; effective October 1, 2017, such increases are 1.25% for a one-year lease and 2% for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property on new leases, although, on average, such maximum rent is approximately 30% above our actual average rental rates for such leases. At our Aspen property, the residential units are subject to regulation established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no such rent stabilization restrictions at the Tribeca House properties, the 250 Livingston Street property, the 107 Columbia Heights property and the 10 West 65th Street property.

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

We seek earnings growth primarily through increasing rents and occupancy at existing properties, and acquiring additional apartment communities in markets complementing our existing portfolio locations. Our apartment and commercial properties are concentrated in six neighborhoods within the boroughs of Manhattan and Brooklyn in New York City which makes us susceptible to adverse developments in these markets. As a result, we are particularly affected by the local economic conditions in these markets, including, but not limited to, changes in supply of or demand for apartment units in our markets, competition for real property investments in our markets, changes in government rules, regulations and fiscal policies, including those governing real estate usage and tax, and any environmental risks related to the presence of hazardous or toxic substances or materials at or in the vicinity of our properties, which could negatively affect our overall performance.

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

As a public company with shares listed on a U.S. exchange, we incur general and administrative expenses, including legal, accounting and other expenses, related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act, and the requirements of the national securities exchange on which our stock is listed.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, and the useful lives of long-lived assets. Actual results could materially differ from these estimates.

Investment in Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment and real estate under development. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2017.

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

Historical Results of Operations

Our focus throughout the years ended December 31, 2017, 2016 and 2015, has been to manage our properties to optimize revenues and control costs at each property, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties the Company owned for the full period in each comparison.

Income Statement for the Years Ended December 31, 2017 and 2016 (in thousands)

	2017	Less: Aspen	Less: 10 West 65th Street	2017 excluding Aspen and 10 West 65th Street	2016	Less: Aspen	2016 excluding Aspen	Increase (decrease)%
Revenues
Residential rental income	$73,667	$5,473	$544	$67,650	$67,165	$2,669	$64,496	$3,154	4.9%
Commercial income	21,914	1,454	-	20,460	18,558	736	17,822	2,638	14.8%
Tenant recoveries	5,102	47	-	5,055	4,061	2	4,059	996	24.5%
Garage and other income	3,269	20	-	3,249	3,221	5	3,216	33	1.0%
Total revenues	103,952	6,994	544	96,414	93,005	3,412	89,593	6,821	7.6%
Operating Expenses
Property operating expenses	27,029	1,104	95	25,830	25,442	587	24,855	975	3.9%
Real estate taxes and insurance	20,685	792	143	19,750	17,740	339	17,401	2,349	13.5%
General and administrative	9,944	390	19	9,535	8,405	162	8,243	1,292	15.7%
Acquisition costs	69	-	16	53	326	132	194	(141)	(72.5)%
Depreciation and amortization	16,721	1,240	375	15,106	15,295	1,473	13,822	1,284	9.3%
Total operating expenses	74,448	3,526	648	70,274	67,208	2,693	64,515	5,759	8.9%
Income from operations	29,504	3,468	(104)	26,140	25,797	719	25,078	1,062	4.2%
Interest expense, net	(35,505)	(2,807)	(227)	(32,471)	(38,136)	(1,432)	(36,704)	(4,233)	(11.5)%
Net loss	$(6,001)	$661	$(331)	$(6,331)	$(12,339)	$(713)	$(11,626)	$5,295	45.5%

Revenue. Residential rental income for same properties increased from $64,496 for the year ended December 31, 2016, to $67,650 for the year ended December 31, 2017, due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex and higher average occupancy levels at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $21.24 (96.9% occupancy) at December 31, 2016 to $22.47 (96.4% occupancy) at December 31, 2017. Rent increases on new leases for 2017 were approximately 19.0%.

Commercial income for same properties increased from $17,822 for the year ended December 31, 2016, to $20,460 for the year ended December 31, 2017, primarily due to a new lease effective January 1, 2017 at 250 Livingston Street for floors 1-3.

Tenant recoveries for same properties increased from $4,059 for the year ended December 31, 2016, to $5,055 for the year ended December 31, 2017, primarily due to approximately $600 of recoveries from resolution of a prior year lease interpretation at 141 Livingston Street and higher expenses at 141 Livingston Street.

Garage and other income for same properties increased from $3,216 for the year ended December 31, 2016, to $3,249 for the year ended December 31, 2017, primarily due to resident fees at Tribeca House and Flatbush Gardens and higher damage fees at Tribeca House mostly offset by the effect of a July 2017 change to monthly billing for air conditioning at Flatbush Gardens.

Property Operations Expense. Property operating expenses for same properties include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $24,855 for the year ended December 31, 2016, to $25,830 for the year ended December 31, 2017, primarily due to higher collection and payroll expense (including workers’ compensation audit costs) at Flatbush Gardens, generally higher utilities costs due to colder weather partially offset by generally lower repairs and maintenance expenses and lower payroll and commissions at Tribeca House.

Real estate taxes and insurance expenses for same properties increased from $17,401 for the year ended December 31, 2016, to $19,750 for the year ended December 31, 2017, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties as a result of higher assessments.

General and Administrative Expense. General and administrative expense for same properties increased from $8,243 for the year ended December 31, 2016, to $9,535 for the year ended December 31, 2017, primarily due to higher staffing levels, an increase in non-cash LTIP amortization of $586,000 and higher public company costs.

Depreciation and Amortization. Depreciation and amortization expense for same properties increased from $13,822 for the year ended December 31, 2016, to $15,106 for the year ended December 31, 2017, due to additions to fixed assets.

Interest Expense, Net. Interest expense, net, for same properties decreased from $36,704 for the year ended December 31, 2016, to $32,471 for the year ended December 31, 2017, primarily due to lower average debt outstanding as a result of the refinancing at Tribeca House in November 2016 and lower amortization of debt costs due to the refinancing in 2016 at 141 Livingston St and Tribeca House. Interest expense includes amortization of loan costs and change in fair value of interest rate cap of $3,160 and $5,061 for the years ended December 31, 2017 and 2016, respectively.

Net Loss. As a result of the foregoing, net loss for same properties decreased from $11,626 for the year ended December 31, 2016 to $6,331 for the year ended December 31, 2017.

Income Statement for the Years Ended December 31, 2016 and 2015 (in thousands)

	2016	Less: Aspen	2016 excluding Aspen	2015	Increase (decrease)%
Revenues
Residential rental income	$67,165	$2,669	$64,496	$60,784	$3,712	6.1%
Commercial income	18,558	736	17,822	17,256	566	3.3%
Tenant recoveries	4,061	2	4,059	3,477	582	16.7%
Garage and other income	3,221	5	3,216	3,087	129	4.2%
Total revenues	93,005	3,412	89,593	84,604	4,989	5.9%
Operating Expenses
Property operating expenses	25,442	587	24,855	23,283	1,572	6.7%
Real estate taxes and insurance	17,740	339	17,401	14,926	2,475	16.6%
General and administrative	8,405	162	8,243	5,296	2,947	55.6%
Acquisition costs	326	132	194	75	119	158.7%
Depreciation and amortization	15,295	1,473	13,822	12,521	1,301	10.4%
Total operating expenses	67,208	2,693	64,515	56,101	8,414	15.0%
Income from operations	25,797	719	25,078	28,503	(3,425)	(12.0)%
Interest expense, net	(38,136)	(1,432)	(36,704)	(36,703)	(1)	(1.1)%
Net loss	$(12,339)	$(713)	$(11,626)	$(8,200)	$(3,426)	(41.8)%

Revenue. Residential rental income, excluding Aspen, increased from $60,784 for the year ended December 31, 2015 to $64,496 for the year ended December 31, 2016 due to higher revenues on new leases and routine annual increases on renewed rentals primarily at the Flatbush Gardens property complex and higher revenues on new leases at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $20.63 (97.0% occupancy) at December 31, 2015 to $21.24 (96.9% occupancy) at December 31, 2016. Rent increases on new leases for 2016 were approximately 25% and routine annual rent increases on renewed leases at Flatbush Gardens were approximately 3.4%.

Commercial income, excluding Aspen, increased from $17,256 for the year ended December 31, 2015 to $17,822 for the year ended December 31, 2016 primarily due to the commencement of the new retail lease at our Tribeca House property.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $843.9 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $7.9 million of cash. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. As a result, we do not have any debt maturing in 2018. No assurance can be given that we will be able to refinance any of our outstanding indebtedness on favorable terms or at all.

In February 2017, we completed an IPO which provided net proceeds of approximately $78.7 million, including the exercise of the underwriters’ over-allotment option in March 2017 and after deducting underwriting discounts and commissions and other offering expenses paid by us.

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

We believe that our current cash flows from operations, coupled with additional mortgage debt, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries for at least the next twelve months.

Property-Level Debt

The mortgages, loans and mezzanine notes which are collateralized by their respective properties, members’ interests in the properties and assignment of leases, and the principal amounts outstanding as of December 31, 2017, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2017
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	$148,438
Flatbush Gardens, Brooklyn, NY	10/1/2024	3.88%	19,792
250 Livingston Street, Brooklyn, NY	5/6/2023	4.00%	34,294
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	78,792
Tribeca House, Manhattan, NY	11/9/2018	LIBOR + 3.75%	410,000
Aspen, Manhattan, NY	7/1/2028	3.68%	69,383
107 Columbia Heights, Brooklyn, NY	5/9/2020	LIBOR + 3.85%	60,067
10 West 65th Street, Manhattan, NY	11/1/2027	3.375%	34,350
			$855,116

Tribeca House properties

There is $410.0 million of mortgage and mezzanine debt related to the Tribeca House properties, as of December 31, 2017, in the form of a mortgage note of $335.0 million to Deutsche Bank and a $75.0 million mezzanine note to SL Green Finance. Both the mortgage note and the mezzanine note mature on November 9, 2018, and give us the option to extend the maturity date up to three one-year terms.  The notes bear interest at a blended rate of one-month LIBOR plus 3.75%. Under the mortgage note, we have the option to prepay the balance in whole, but not in part, without a prepayment penalty. Under the mezzanine note, we have the option to prepay the balance in whole, but not in part. In connection with both the mortgage and mezzanine debt, our Co-Chairman/Chief Executive Officer and entities controlled by our Co-Chairman/Head of Investment Committee entered into guaranties of certain recourse obligations. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its Tribeca House loans on February 21, 2018.

Flatbush Gardens

There is $168.2 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2017, in the form of two mortgage notes to New York Community Bank. A $150 million principal-amount mortgage note matures on October 1, 2024, and has a fixed interest rate of 3.88%. A $20 million principal-amount mortgage note also matures on October 1, 2024, and has an interest rate of 3.88% through September 2019, after which the interest rate is equal to the prime rate plus 2.75% (subject to an option to fix the rate).  Both loans began principal amortization in May 2017 on a 30-year basis.  Under both notes, we have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, but must pay a prepayment premium of 2% if it occurs from October 1, 2017 through September 30, 2018, and 1% if it occurs from October 1, 2018 through June 30, 2019. Our Co-Chairman/Chief Executive Officer entered into guaranties of certain recourse obligations in connection with both notes. As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its Flatbush Gardens loans on February 21, 2018.

141 Livingston Street

There is $78.8 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2017, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2028, bears interest at 3.875% and began principal amortization in July 2017 on a 30-year basis. We may prepay the debt in whole or in part, subject to a prepayment premium. Our Co-Chairman/Chief Executive Officer and entities controlled by our Co-Chairman/Head of Investment Committee entered into a guaranty of certain recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is $34.3 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2017, in the form of a mortgage note to Citigroup Global Markets Realty Corp, which has been securitized. The note matures on May 6, 2023, bears interest at 4.0% and requires monthly principal and interest payments of $179,000. We may prepay the debt within two months of maturity, in whole, without having to pay a prepayment premium. Our Co-Chairman/Chief Executive Officer entered into a guaranty of certain recourse obligations in connection with this loan for which we will indemnify him.

Aspen

There is $69.4 million in mortgage debt secured by Aspen, as of December 31, 2017, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note requires interest-only payments through July 2017, and monthly principal and interest payments of $321,000 thereafter based on a 30-year amortization schedule.

107 Columbia Heights

There is $59.0 million in mortgage debt secured by 107 Columbia Heights as of December 31, 2017, in the form of a mortgage note to a unit of Blackstone Mortgage Trust, Inc., entered into in connection with the acquisition of the property. There is also a construction loan secured by the building with the same lender that will provide up to $14.7 million for 100% of eligible capital improvements and carry costs, of which approximately $1.1 million was drawn as of December 31, 2017. The notes mature on May 9, 2020, are subject to two one-year extensions and bear interest at one-month LIBOR plus 3.85%.

10 West 65th Street

There is $34.4 million in mortgage debt secured by 10 West 65th Street as of December 31, 2017, in the form of a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property. The note matures on November 1, 2027, and bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through October 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2017:

	(in thousands)
	Principal	Interest	Total
2018	$416,482	$37,935	$454,417
2019	7,016	17,591	24,607
2020	67,910	15,500	83,410
2021	8,159	13,747	21,906
2022	8,477	13,429	21,906
Thereafter	347,072	42,194	389,266
Total	$855,116	$140,396	$995,512

As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018.

The Company is obligated to provide parking availability through August 2020 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $240,000 per year.

Cash Flows for the Years ended December 31, 2017 and 2016 (in thousands)

	Year Ended December 31,
	2017	2016
Operating activities	$10,440	$9,350
Investing activities	(187,656)	(121,285)
Financing activities	147,609	24,150

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2017 and 2016, are as follows:

Net cash flow provided by operating activities was $10,440 for the year ended December 31, 2017, compared to $9,350 for the years ended December 31, 2016. The change principally reflects increased revenue from the new lease at 250 Livingston beginning January 2017, a full year of operating results from Aspen acquired in June 2016 and reduced interest expense as described above, partially offset by timing of payments into escrow accounts in 2017.

Net cash used in investing activities was $187,656 for the year ended December 31, 2017, compared to $121,285 for the year ended December 31, 2016. The increase in 2017 as compared to 2016 reflects the acquisitions of the 107 Columbia Heights property ($87,500) and the 10 West 65th Street property ($79,000) in 2017, compared to the acquisition of the Aspen property ($103,000) in 2016. We spent approximately $20,276 and $18,162 on capital projects for the years ended December 31, 2017 and 2016, respectively, in connection with our property development plans.

Net cash provided by financing activities was $147,609 for the year ended December 31, 2017, compared to $24,150 for the year ended December 31, 2016. The increase in 2017 principally reflects proceeds from the sale of common stock and debt issued in connection with the 107 Columbia Heights and 10 West 65th Street acquisitions, vs. in 2016, debt issued in connection with the Aspen acquisition and a debt increase from refinancing the mortgage at the 141 Livingston Street property, less debt repaid in refinancing higher-cost debt at the Tribeca House property.  The 2017 increase was partially offset by an increase in dividends and distributions as compared to 2016.

Cash Flows for the Years ended December 31, 2016 and 2015 (in thousands)

	Year Ended December 31,
	2016	2015
Operating activities	$9,350	$9,440
Investing activities	(121,285)	(9,025)
Financing activities	24,150	115,760

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2016 and 2015, are as follows:

Net cash flow provided by operating activities was $9,350 for the year ended December 31, 2016, compared to $9,440 for the years ended December 31, 2015. The change principally reflects executive compensation recorded for only five months in 2015 following the offering of common stock under Rule 144A on August 5, 2015, the collection in 2015 of a large prior year outstanding receivable on the 141 Livingston Street property, offset by an increase in receivables at the Flatbush Gardens property.

Net cash used in investing activities was $121,285 for the year ended December 31, 2016, compared to $9,025 for the year ended December 31, 2015. The increase in 2016 as compared to 2015 reflects the cost of acquisition of the Aspen property acquired in June 2016 and higher capital costs in 2016 of apartment and building renovations at the Flatbush Gardens, Tribeca House and 141 Livingston Street properties in connection with our property development plans.

Net cash provided by financing activities was $24,150 for the year ended December 31, 2016, compared to $115,760 for the year ended December 31, 2015. The decrease from 2015 reflects the 2015 proceeds from the sale of common stock, the 2016 net repayment of debt in refinancing higher cost debt at Tribeca House offset by the new mortgage relating to the Aspen acquisition and the net increase in debt from refinancing the mortgage at the 141 Livingston Street property.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 73% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), and net operating income (“NOI”), all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2017	2016	2015
FFO
Net loss	$(6,001)	$(12,339)	$(8,200)
Real estate depreciation and amortization	16,721	15,295	12,521
FFO	$10,720	$2,956	$4,321

AFFO
FFO	$10,720	$2,956	$4,321
Amortization of real estate tax intangible	1,568	1,476	1,328
Amortization of above- and below-market leases	(1,729)	(1,730)	(1,714)
Straight-line rent adjustments	311	56	109
Amortization of debt origination costs	2,899	5,200	6,036
Interest rate cap mark-to-market	261	(139)	522
Amortization of LTIP awards	3,110	2,523	709
Acquisition costs	69	326	75
Recurring capital spending	(527)	(670)	(2,139)
AFFO	$16,682	$9,998	$9,247

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2017	2016	2015
Adjusted EBITDA
Net loss	$(6,001)	$(12,339)	$(8,200)
Real estate depreciation and amortization	16,721	15,295	12,521
Amortization of real estate tax intangible	1,568	1,476	1,328
Amortization of above- and below-market leases	(1,729)	(1,730)	(1,714)
Straight-line rent adjustments	311	56	109
Amortization of LTIP awards	3,110	2,523	709
Interest expense, net	35,505	38,136	36,703
Acquisition costs	69	326	75
Adjusted EBITDA	$49,554	$43,743	$41,531

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2017	2016	2015
NOI
Income from operations	$29,504	$25,797	$28,503
Real estate depreciation and amortization	16,721	15,295	12,521
General and administrative expenses	9,944	8,405	5,296
Acquisition costs	69	326	75
Amortization of real estate tax intangible	1,568	1,476	1,328
Amortization of above- and below-market leases	(1,729)	(1,730)	(1,714)
Straight-line rent adjustments	311	56	109
NOI	$56,388	$49,625	$46,118

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements included in Item 15 for information relating to recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To manage this risk, we purchased interest rate caps on approximately $470.1 million of the $855.1 million principal amount of debt outstanding as of December 31, 2017, that would provide interest protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loans.

A one percent change in interest rates on our $470.1 million of variable rate debt as of December 31, 2017, would impact annual net income by approximately $4.7 million.

The fair value of the Company’s notes payable was approximately $839.8 million and $749.3 million as of December 31, 2017, and December 31, 2016, respectively.

As described in Note 7 of the accompanying “Notes to Consolidated and Combined Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

2)	Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

3)	Exhibits: See the Exhibit Index

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement

3.2*	Bylaws

3.3*	Articles Supplementary

10.1*	Amended and Restated Limited Liability Company Agreement of Berkshire Equity LLC

10.2*	Amended and Restated Limited Liability Company Agreement of 50/53 JV LLC

10.3*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Equity Holdings LLC

10.4*	Amended and Restated Limited Liability Company Agreement of Gunki Holdings LLC

10.5*	Registration Rights Agreement, made and entered into as of August 3, 2015, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.6*	Registration Rights Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and each of the Holders from time to time party thereto.

10.7†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and David Bistricer

10.8†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Lawrence Kreider

10.9†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Jacob Schwimmer

10.10†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and JJ Bistricer

10.11†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.12†*	Clipper Realty Inc. 2015 Non-Employee Director Plan

10.13†*	Clipper Realty Inc. 2015 Executive Incentive Compensation Plan

10.14†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan Restricted LTIP Unit Agreement

10.15†*	Clipper Realty Inc. 2015 Non-Employee Director Plan Restricted LTIP Unit Agreement

10.16*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Renaissance Equity Holdings LLC

10.17*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Berkshire Equity LLC

10.18*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Gunki Holdings LLC

10.19*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and 50/53 JV LLC

10.20*

Tax Protection Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P., Renaissance Equity Holdings LLC, Berkshire Equity LLC, Gunki Holdings LLC, 50/53 JV LLC, and each of the Continuing Investors listed on Schedules A-D thereto

10.21*	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Equity LLC and Clipper Realty L.P.

10.22*	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Clipper Equity LLC

10.23*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.24*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.25*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.26*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.27*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.28*	Indemnification Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty Inc., Clipper Realty L.P., and Berkshire Equity LLC

10.29*

Amended and Restated Loan Agreement, made and entered into as of December 15, 2014, by and among 50 Murray Street Acquisition LLC, German American Capital Corporation, and Deutsche Bank AG, New York Branch

10.30*

Joinder, Reaffirmation and Ratification of Guaranty of Recourse Obligations and Environmental Indemnity Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty L.P., and Deutsche Bank AG, New York Branch

10.31*	First Mezzanine Loan Agreement, made and entered into as of December 15, 2014, by and among 50 Murray Mezz LLC, 50 Murray Mezz Funding LLC, and 50 Murray Mezz Funding LLC

10.32*

Joinder, Reaffirmation and Ratification of First Mezzanine Guaranty of Recourse Obligations and First Mezzanine Environmental Indemnity Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty L.P., and 50 Murray Mezz Funding LLC

10.33*	Loan Agreement, made and entered into as of December 12, 2014, by and among 141 Livingston Owner LLC and Citibank, N.A.

10.34*

First Amendment to Loan Agreement, Guaranty, Environmental Indemnity and other Loan Documents, made and entered into as of August 3, 2015, by and among 141 Livingston Owner LLC, Citibank, N.A., Clipper Realty L.P., David Bistricer, and Sam Levinson

10.35*	Loan Agreement, made and entered into as of May 1, 2013, by and among 250 Livingston Owner LLC and Citigroup Global Markets Realty Corp.

10.36*

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

10.37*

Mortgage, Assignment of Leases and Rents, and Security Agreement, made and entered into as of October 31, 2014, by and among Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, Renaissance Equity Holdings LLC G, and New York Community Bank

10.38*	Lease, made and entered into as of December 17, 2015, by and between Berkshire Equity LLC and the City of New York.

10.39*	Lease, made and entered into as of January 1, 1997, by and between NPMM Realty Inc. and the City of New York

10.40*	Letter Regarding Option to Renew Lease, dated as of December 28, 2010, from the City of New York to Berkshire Equity LLC

10.41*	Lease, made and entered into as of July 30, 1999, by and between Livingston Acquisition, LLC and the City of New York

10.42*

Consent Agreement, made and entered into as of December 7, 2015, by and among Deutsche Bank Trust Company Americas, as trustee on behalf of the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass Through Certificates, Series 2013-GCJ12, and 250 Livingston Owner LLC

10.43*	Amendment No. 1 to Registration Rights Agreement, made and entered into as of July 7, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.44*	Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 27, 2016, by and between Aspen 2016 LLC and Capital One Multifamily Finance, LLC

10.45*	Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement, made as of May 11, 2016, between 141 Livingston Owner LLC and New York Community Bank

10.46*	Guaranty of Recourse Obligations, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.47*	Guaranty, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.48*	First Mezzanine Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Mezz LLC, 50 Murray Mezz Funding LLC

10.49*	Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch, as Lender and as Agent thereto

10.50*	Amendment No. 2 to Registration Rights Agreement, made and entered into as of November 3, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.51*	Lease Renewal and Amendment Agreement, made and entered into as of December 15, 2016, by and between 250 Livingston Owner, LLC and the City of New York

10.52*	Limited Partnership Agreement of Clipper Realty L.P., dated as of August 3, 2015

10.53*	Amendment No. 3 to Registration Rights Agreement, made and entered into February 2, 2017, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.54**	Loan Agreement, dated February 21, 2018, between 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch

10.55**	First Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz One LLC and Deutsche Bank AG, New York Branch

10.56**	Second Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz Two LLC and Deutsche Bank AG, New York Branch

10.57**

Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement, dated February 21, 2018, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, and Renaissance Equity Holdings LLC G and New York Community Bank

21.1***	List of subsidiaries

24.1	Power of Attorney (included on signature page hereto)

31.1***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2***	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF****	XBRL Taxonomy Extension Definition Linkbase Document

*              Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†              Indicates management contract or compensation plan

**           Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

***         Filed herewith

****       Submitted electronically with the report

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Clipper Realty Inc. and Predecessor
Brooklyn, NY 11219

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. and Predecessor (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 14, 2018

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	December 31, 2017	December 31, 2016

ASSETS
Investment in real estate
Land and improvements	$497,343	$433,666
Building and improvements	463,727	435,318
Tenant improvements	3,023	2,986
Furniture, fixtures and equipment	10,245	9,281
Real estate under development	96,268	—
Total investment in real estate	1,070,606	881,251
Accumulated depreciation	(73,714)	(58,174)
Investment in real estate, net	996,892	823,077
Cash and cash equivalents	7,940	37,547
Restricted cash	13,730	11,105
Tenant and other receivables, net of allowance for doubtful accounts of $2,524 and $2,768, respectively	6,569	4,485
Deferred rent	3,514	3,825
Deferred costs and intangible assets, net	11,894	13,953
Prepaid expenses and other assets	11,546	11,216
TOTAL ASSETS	$1,052,085	$905,208

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,170 and $10,134, respectively	$843,946	$754,459
Accounts payable and accrued liabilities	8,595	8,982
Security deposits	6,048	6,248
Below-market leases, net	5,075	6,862
Other liabilities	2,830	2,441
TOTAL LIABILITIES	866,494	778,992
Equity:
Preferred stock, $0.01 par value, 12.5% Series A cumulative non-voting, $137,500 liquidation preference; zero and 132 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 and 11,422,606 shares issued and outstanding, respectively	178	114
Additional paid-in-capital	92,273	46,671
Accumulated deficit	(17,539)	(8,584)
Total stockholders’ equity	74,912	38,201
Non-controlling interests	110,679	88,015
TOTAL EQUITY	185,591	126,216
TOTAL LIABILITIES AND EQUITY	$1,052,085	$905,208

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Operations

(In thousands, except for share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Residential rental income	$73,667	$67,165	$60,784
Commercial income	21,914	18,558	17,256
Tenant recoveries	5,102	4,061	3,477
Garage and other income	3,269	3,221	3,087
TOTAL REVENUES	103,952	93,005	84,604

OPERATING EXPENSES
Property operating expenses	27,029	25,442	23,283
Real estate taxes and insurance	20,685	17,740	14,926
General and administrative	9,944	8,405	5,296
Acquisition costs	69	326	75
Depreciation and amortization	16,721	15,295	12,521
TOTAL OPERATING EXPENSES	74,448	67,208	56,101

INCOME FROM OPERATIONS	29,504	25,797	28,503

Interest expense, net	(35,505)	(38,136)	(36,703)

Net loss	(6,001)	(12,339)	(8,200)

Net loss attributable to Predecessor	—	—	3,690
Net loss attributable to non-controlling interests	3,644	8,604	3,145
Dividends attributable to preferred shares	(8)	(19)	—
Net loss attributable to common stockholders	$(2,365)	$(3,754)	$(1,365)
Basic and diluted net loss per share	$(0.15)	$(0.34)	$(0.12)

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Equity

(In thousands, except for share data)

	Number of preferred shares	Number of common shares	Common Stock	Additional paid-in- capital	Accumulated deficit	Predecessor equity	Total stockholders’ and predecessor equity	Non- controlling interests	Total equity
Predecessor
Balance December 31, 2014	—	—	$—	$—	$—	$37,197	$37,197	$—	$37,197

Contributions	—	—	$—	$—	$—	$2,357	$2,357	$—	$2,357
Distributions	—	—	—	—	—	(14,233)	(14,233)	—	(14,233)
Net Loss	—	—	—	—	—	(3,690)	(3,690)	—	(3,690)
Balance August 3, 2015	—	—	$—	$—	$—	$21,631	$21,631	$—	$21,631

Clipper Realty Inc.
Net proceeds from sale of common shares	—	10,666,667	$107	$130,092	$—	$—	$130,199	$—	$130,199
Formation transaction	—	755,939	7	(84,043)	—	(21,631)	(105,667)	105,667	—
Amortization of LTIP grants	—	—	—	—	—	—	—	709	709
Dividends and distributions	—	—	—	—	(495)	—	(495)	(1,157)	(1,652)
Net loss	—	—	—	—	(1,365)	—	(1,365)	(3,145)	(4,510)
Balance December 31, 2015	—	11,422,606	$114	$46,049	$(1,860)	$—	$44,303	$102,074	$146,377

Costs in connection with issuance of common and preferred shares	—	—	$—	$(526)	$—	$—	$(526)	$—	$(526)
Issuance of preferred shares	132	—	—	132	—	—	132	—	132
Amortization of LTIP grants	—	—	—	—	—	—	—	2,523	2,523
Dividends and distributions	—	—	—	—	(2,989)	—	(2,989)	(6,962)	(9,951)
Net loss	—	—	—	—	(3,735)	—	(3,735)	(8,604)	(12,339)
Reallocation of noncontrolling interest	—	—	—	1,016	—	—	1,016	(1,016)	—
Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$—	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	$64	$78,912	$—	$—	$78,976	$—	$78,976
Redemption of preferred shares	(132)	—	—	(145)	—	—	(145)	—	(145)
Amortization of LTIP grants	—	—	—	—	—	—	—	3,110	3,110
Dividends and distributions	—	—	—	—	(6,598)	—	(6,598)	(9,967)	(16,565)
Net loss	—	—	—	—	(2,357)	—	(2,357)	(3,644)	(6,001)
Reallocation of noncontrolling interests	—	—	—	(33,165)	—	—	(33,165)	33,165	—
Balance December 31, 2017	—	17,812,755	$178	$92,273	$(17,539)	$—	$74,912	$110,679	$185,591

See accompanying notes to these consolidated and combined financial statements.

Clipper Realty Inc. and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,001)	$(12,339)	$(8,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,540	13,502	11,662
Amortization of deferred financing costs	2,899	5,200	6,036
Amortization of deferred costs and intangible assets	2,750	3,269	2,187
Amortization of above- and below-market leases	(1,729)	(1,730)	(1,714)
Deferred rent	311	56	109
Stock-based compensation	3,110	2,523	709
Change in fair value of interest rate caps	261	(139)	522
Changes in operating assets and liabilities:
Restricted cash	(2,625)	(768)	(4,086)
Tenant and other receivables	(2,084)	(3,009)	2,635
Prepaid expenses, other assets and deferred costs	(1,620)	(979)	(2,004)
Accounts payable and accrued liabilities	(561)	3,656	382
Security deposits	(200)	238	98
Other liabilities	389	(130)	1,104
Net cash provided by operating activities	10,440	9,350	9,440

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(20,276)	(18,162)	(9,025)
Cash paid in connection with acquisition of real estate	(167,380)	(103,123)	—
Net cash used in investing activities	(187,656)	(121,285)	(9,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	78,685	(1,590)	130,199
(Redemption) sale of preferred stock	(145)	132	—
Payments of mortgage notes	(3,895)	(515,650)	(737)
Proceeds from mortgage notes	94,417	559,500	—
Contributions	—	—	2,357
Dividends and distributions	(16,565)	(9,951)	(15,884)
Loan costs and other	(4,888)	(8,291)	(175)
Net cash provided by financing activities	147,609	24,150	115,760

Net (decrease) increase in cash and cash equivalents	(29,607)	(87,785)	116,175
Cash and cash equivalents - beginning of period	37,547	125,332	9,157
Cash and cash equivalents - end of period	$7,940	$37,547	$125,332

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,852 in 2017	$33,614	$33,536	$31,005
Other non-cash items capitalized to real estate under development	2,448	—	—

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

The Predecessor was a combination of four limited liability companies, including one formed in 2014 in connection with the acquisition of a property on December 15, 2014. The Predecessor did not represent a legal entity. The LLC’s that comprised the Predecessor and the Company at formation were under common control.

On June 27, 2016, the Operating Partnership acquired the property at 1955 First Avenue in Manhattan, New York.

On February 9, 2017, the Company priced an initial public offering of 6,390,149 primary shares of its common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.7 million. We contributed the proceeds of the IPO to our Operating Partnership, in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, in vacant condition, for $87.5 million, financed with a $59.0 million secured mortgage loan.  The Company also entered into a construction loan secured by the building that will provide up to $14.7 million for eligible capital improvements and carrying costs.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million, financed with a $34.4 million secured mortgage loan.

As of December 31, 2017, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 481,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 381,000 square feet of GLA (fully remeasured);

•

Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA;

•	107 Columbia Heights in Brooklyn, a 10-story residential building with approximately 154,000 gross square feet of space; and

•	10 West 65th Street in Manhattan, a 6-story building with approximately 76,000 square feet of residential rental GLA.

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

At December 31, 2017, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

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

2. Sale of Common Stock, Formation Transactions and Preferred Stock Redemption

As discussed in Note 1, in February 2017, the Company sold an aggregate of 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,976.

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

The following is a summary of the Company’s Statement of Operations for the period from August 3, 2015 through December 31, 2015, and the Predecessor’s Statements of Operations for the period from January 1, 2015 through August 2, 2015. These amounts are included in the consolidated and combined statement of operations herein for the year ended December 31, 2015.

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

3. Significant Accounting Policies

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all intercompany balances has been eliminated. The consolidated and combined financial statements include the accounts of all entities in which the Company has a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interest.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2017.

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

Comprehensive Income

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2017, 2016 and 2015, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

Beginning in 2019, the Company will apply ASU 2014-09, “Revenue with Contracts with Customers.” This ASU does not apply to the Company’s lease revenues, which made up substantially all revenue in 2017. As such, management does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively at the date of adoption.

Beginning in 2020, the Company will be required to apply ASU 2016-02, “Leases,” to its lease revenues. For lessors, the accounting remains largely unchanged from the current model, but updated to align with certain changes to the lessee model and ASU 2014-09 discussed above.

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

The following is a summary of awards during the years ended December 31, 2017, 2016 and 2015.

Unvested Restricted Shares and LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	378,333	13.50
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2015	378,333	$13.50
Granted	123,150	$13.50
Vested	(20,742)	—
Forfeited	—	—
Unvested at December 31, 2016	480,741	$13.50
Granted	151,853	$11.15
Vested	(11,112)	—
Forfeited	—	—
Unvested at December 31, 2017	621,482	$12.93

As of December 31, 2017 and 2016, the Company had $2.1 million and $3.5 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2017, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.4 years.

On March 27, 2017 and August 8, 2016, the Company granted a non-employee director 11,112 and 15,742 LTIP units with estimated fair values of approximately $150,000 and $212,000, respectively.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective for tax years beginning in 2018.  This new legislation is not expected to have a material adverse effect on the Company’s business and contains several potentially favorable provisions.

The Company has determined that the cash distributed to the stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2017	2016	2015

Ordinary income	50%	—	—
Capital gain	—	—	—
Return of capital	50%	100%	100%
Total	100%	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2017, the Company has no derivatives for which it applies hedge accounting.

Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2017, 2016 and 2015, the Company has unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company does not have dilutive securities as of December 31, 2017, 2016 or 2015.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated and combined financial statements.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(2,365)	$(3,754)	$(1,365)
Less: income attributable to participating securities	(229)	(120)	(16)
Subtotal	(2,594)	(3,874)	(1,381)
Denominator
Weighted average common shares outstanding	17,021	11,423	11,423

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.34)	$(0.12)

Recently Issued Pronouncements

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.”  This new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The ASU becomes effective for public companies and for emerging growth companies for fiscal years beginning after December 15, 2018 and 2019, respectively, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

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

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for public companies and for emerging growth companies for annual reporting periods after December 16, 2017 and 2018, respectively, including interim reporting periods beginning after December 15, 2017 and December 15, 2019, respectively. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, "Business Combinations – Clarifying the Definition of a Business." ASU 2017-01 clarifies that to be considered a business, the elements must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The new standard illustrates the circumstances under which real estate with in-place leases would be considered a business and provides guidance for the identification of assets and liabilities in purchase accounting. ASU 2017-01 is effective for public companies for periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2017-01 in 2017. The new standard is expected to reduce the number of future real estate acquisitions that will be accounted for as business combinations and, therefore, reduce the amount of acquisition costs that will be expensed.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating when to adopt ASU 2016-18.

In August 2016, FASB issued Accounting Standards Update ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for public companies and for emerging growth companies for the first annual reporting period beginning after December 15, 2017 and 2018, respectively. The Company is currently evaluating the effect that ASU 2016-15 will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. The new standard is effective for public companies and for emerging growth companies for fiscal years beginning after December 15, 2018 and 2019, respectively, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

4. Acquisitions

On October 27, 2017, the Company acquired the 10 West 65th Street property for $79,764, including acquisition costs of $764.

The purchase price was allocated as follows:

Land	$63,677
Building	14,983
Tenant improvements	18
Furniture and office equipment	336
Leasing commissions	13
In-place leases	732
Other lease-up costs	5
Total	$79,764

We have prepared the following unaudited pro forma income statement information for the year ended December 31, 2017, as if the 10 West 65th Street acquisition had occurred as of January 1, 2017. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2017.

Year Ended December 31, 2017

Revenues	$106,375
Total expenses	(113,849)
Net loss	$(7,474)

On May 9, 2017, the Company acquired the 107 Columbia Heights property, in vacant condition, for $87,616, including acquisition costs of $116.

The purchase price was allocated as follows:

Land	$43,433
Building	44,100
Site improvements	83
Total	$87,616

On June 27, 2016, the Company acquired the Aspen property for $103,000.

The purchase price was allocated as follows:

Land	$49,139
Building	42,753
Tenant improvements	26
Site improvements	91
Furniture, fixtures and equipment	302
Above-market leases	444
Below-market leases	(783)
In-place leases	1,093
Lease origination costs	793
Real estate tax abatements	9,142
Total	$103,000

We have prepared the following unaudited pro forma income statement information for the years ended December 31, 2016 and 2015 as if the Aspen acquisition had occurred as of January 1, 2015. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues	$96,164	$91,085
Total expenses	(108,930)	(99,937)
Net loss	$(12,764)	$(8,852)

Revenues and earnings (losses) included in our consolidated statement of operations relating to acquisitions for the years ended December 31, 2017 and 2016, were $7,538 and $331, and $3,412 and $(713), respectively.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2017	December 31, 2016

Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,110	3,092
In-place lease	8,078	7,347
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	24,505	23,756
Less accumulated amortization	(12,611)	(9,803)
Total deferred costs and intangible assets, net	$11,894	$13,953

Amortization of lease origination costs and in-place lease intangible assets was $1,182, $1,793 and $860 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of real estate abatements of $1,568, $1,476 and $1,328 for the years ended December 31, 2017, 2016 and 2015, respectively, is included in real estate taxes and insurance in the consolidated and combined statements of operations. Amortization of above-market leases of $58, $39 and $8 for the years ended December 31, 2017, 2016 and 2015, respectively, is included in commercial income in the consolidated and combined statements of operations.

Deferred costs and intangible assets as of December 31, 2017 amortize to in future years as follows:

2018	$1,954
2019	1,134
2020	798
2021	768
2022	737
Thereafter	6,503
Total	$11,894

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2017	December 31, 2016

Below-market leases	$23,178	$23,178
Less accumulated amortization	(18,103)	(16,316)
Below-market leases, net	$5,075	$6,862

Rental income includes amortization of below-market leases of $1,787, $1,769 and $1,714 for the years ended December 31, 2017, 2016 and 2015, respectively.

Below-market leases as of December 31, 2017, amortize in future years as follows:

2018	$2,151
2019	1,299
2020	517
2021	493
2022	423
Thereafter	192
Total	$5,075

7. Notes Payable

The first mortgages, loans and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2017	December 31, 2016

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	$148,438	$150,000
Flatbush Gardens, Brooklyn, NY (b)	10/1/2024	3.88%	19,792	20,000
250 Livingston Street, Brooklyn, NY (c)	5/6/2023	4.00%	34,294	35,093
141 Livingston Street, Brooklyn, NY (d)	6/1/2028	3.875%	78,792	79,500
Tribeca House, Manhattan, NY (e)	11/9/2018	LIBOR + 3.75%	410,000	410,000
Aspen, Manhattan, NY (f)	7/1/2028	3.68%	69,383	70,000
107 Columbia Heights, Brooklyn, NY (g)	5/9/2020	LIBOR + 3.85%	60,067	—
10 West 65th Street, Manhattan, NY (h)	11/1/2027	3.375%	34,350	—
			$855,116	$764,593
Unamortized debt issuance costs			(11,170)	(10,134)
Total debt, net of debt issuance costs			$843,946	$754,459

(a) The $150,000 mortgage note agreement with New York Community Bank (“NYCB”) matures on October 1, 2024, and bears interest at 3.88%. The note required interest-only payments through April 2017 and monthly principal and interest payments of $705 thereafter based on a 30-year amortization schedule.

(b) The additional $20,000 note with NYCB matures coterminous with the $150,000 mortgage, and bears interest at 3.88% through September 2019 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through April 2017, monthly principal and interest payments of $94 from May 2017 through September 2019 based on a 30-year amortization schedule and monthly principal and interest payments thereafter based on the remaining period of the initial 30-year amortization schedule.

On February 21, 2018, the Company refinanced the above two Flatbush Gardens loans with a ten-year $246,000 initial fixed rate secured first mortgage loan with New York Community Bank which matures March 2028, bears interest at a fixed rate of 3.5% per annum for the first five years and is interest-only for 30 months.

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

(e) On November 9, 2016, the Company repaid $360,000 of mortgage notes and $100,000 of mezzanine notes assumed in connection with the acquisition of the Tribeca House properties, with the proceeds of a $410,000 loan package with Deutsche Bank and SL Green Finance, and cash on hand. The loan package matures on November 9, 2018, is subject to three one-year extension options and bears interest at one-month LIBOR plus 3.75% (5.3% as of December 31, 2017).

On February 21, 2018, the Company repaid the $410,000 Tribeca House loan package using the proceeds of a $360,000 fixed rate financing package which matures March 2028 and cash on hand. The $360,000 financing bears interest at a fixed rate of 4.506% per annum and requires interest-only payments for the entire term.

(f) On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily Finance LLC, related to the Aspen acquisition. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule.

(g) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $1,067 was drawn as of December 31, 2017.  The notes mature on May 9, 2020, are subject to two one-year extension options and requires interest only payments based on one-month LIBOR plus 3.85% (5.4% as of December 31, 2017).

(h) On October 27, 2017, the Company entered into a $34,350 mortgage note agreement with New York Community Bank, related to the 10 West 65th Street acquisition. The note matures on November 1, 2027, and bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through October 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

The following table summarizes principal payment requirements under terms as of December 31, 2017 (as noted above, the Company refinanced the Flatbush Gardens and Tribeca House loans on February 21, 2018):

2018	$416,482
2019	7,016
2020	67,910
2021	8,159
2022	8,477
Thereafter	347,072
Total	$855,116

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2017, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2018	$22,219
2019	17,335
2020	10,316
2021	4,695
2022	4,260
Thereafter	12,680
Total	$71,505

The Company has commercial leases with the City of New York that comprised 20%, 19% and 20% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2017	December 31, 2016

Carrying amount (excluding unamortized debt issuance costs)	$855,116	$764,593
Estimated fair value	$839,753	$749,324

The Company purchased interest rate caps in connection with the Tribeca House loans on November 9, 2016, and in connection with the 107 Columbia Heights acquisition on May 9, 2017. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at December 31, 2017	Estimated Fair Value at December 31, 2016
$410,000	Tribeca House	December 15, 2018	2.0%	$148	$409
$73,700	107 Columbia Heights	May 9, 2020	3.0%	34	NA
Total fair value of derivative instruments included in prepaid expenses and other assets				$182	$409

These interest rate caps were not designated as hedges. The changes in fair value of the instrument of $261, $(139) and $522 for the years ended December 31, 2017, 2016 and 2015, respectively, are included in interest expense.  The change in fair value of the 107 Columbia Heights instrument of $99 for the year ended December 31, 2017 was recognized in interest and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The Appellate Division decision and order is subject to a motion for leave to appeal and there can be no assurance as to the outcome of the appeal if leave to appeal is granted.

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

The breakdown between commercial and residential revenues is as follows:

	Commercial	Residential	Total
Year ended December 31, 2017	27%	73%	100%
Year ended December 31, 2016	26%	74%	100%
Year ended December 31, 2015	26%	74%	100%

11. Related-Party Transactions

For the year ended December 31, 2015, the Predecessor recorded management fees of approximately $574, pertaining to related companies or individuals, in general and administrative expense.

For the years ended December 31, 2017 and 2016, the Company recorded office and overhead expenses of approximately $387 and $275, respectively, pertaining to a related company, in general and administrative expense.

For the year ended December 31, 2017, the Company paid approximately $797 for legal and advisory services to firms in which two of our directors were principals or partners.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the 107 Columbia Heights property, the 10 West 65th Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

The Company’s income from operations by segment for the years ended December 31, 2017, 2016 and 2015, is as follows:

Year ended December 31, 2017	Commercial	Residential	Total
Rental revenues	$21,914	$73,667	$95,581
Tenant recoveries	5,102	—	5,102
Garage and other income	875	2,394	3,269
Total revenues	27,891	76,061	103,952
Property operating expenses	4,328	22,701	27,029
Real estate taxes and insurance	4,438	16,247	20,685
General and administrative	801	9,143	9,944
Acquisition costs	—	69	69
Depreciation and amortization	3,277	13,444	16,721
Total operating expenses	12,844	61,604	74,448
Income from operations	$15,047	$14,457	$29,504

Year ended December 31, 2016	Commercial	Residential	Total
Rental revenues	$18,558	$67,165	$85,723
Tenant recoveries	4,061	—	4,061
Garage and other income	1,587	1,634	3,221
Total revenues	24,206	68,799	93,005
Property operating expenses	4,113	21,329	25,442
Real estate taxes and insurance	4,024	13,716	17,740
General and administrative	748	7,657	8,405
Acquisition costs	—	326	326
Depreciation and amortization	2,688	12,607	15,295
Total operating expenses	11,573	55,635	67,208
Income from operations	$12,633	$13,164	$25,797

Year ended December 31, 2015	Commercial	Residential	Total
Rental revenues	$17,256	$60,784	$78,040
Tenant recoveries	3,477	—	3,477
Garage and other income	1,578	1,509	3,087
Total revenues	22,311	62,293	84,604
Property operating expenses	4,217	19,066	23,283
Real estate taxes and insurance	3,705	11,221	14,926
General and administrative	840	4,456	5,296
Acquisition costs	—	75	75
Depreciation and amortization	2,471	10,050	12,521
Total operating expenses	11,233	44,868	56,101
Income from operations	$11,078	$17,425	$28,503

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2017	$222,288	$829,797	$1,052,085
December 31, 2016	225,608	679,600	905,208
December 31, 2015	196,563	684,555	881,118

The Company’s interest expense by segment for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2017	$7,569	$27,936	$35,505
Year ended December 31, 2016	7,421	30,715	38,136
Year ended December 31, 2015	7,346	29,357	36,703

The Company’s capital expenditures by segment for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2017	$4,187	$18,538	$22,725
Year ended December 31, 2016	2,653	15,509	18,162
Year ended December 31, 2015	245	8,780	9,025

13. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by a union sponsored, collectively bargained, multiemployer defined benefit pension, profit sharing, health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union (“Local 32BJ”) contract is in effect through December 31, 2019.

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

The information for the Union’s multiemployer pension plan is as follows:

Legal name	Building Services 32BJ Pension Plan
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2017, 2016 and 2015*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None

Pension contribution made for 2017, 2016 and 2015, respectively	$370,	$374	and	$359
Minimum weekly required pension contribution per employee for 2017, 2016 and 2015, respectively (in dollars)	$106.15,	$102.75	and	$98.75

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

The information provided above is from the pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2017. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the plan and is certified by the plans’ actuary. The Company’s contributions to the pension plan are less than 5% of all the employers’ contributions to the plan.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2017				Initial Costs				Gross Amounts At Which Carried at December 31, 2017
Property	Location	Description	Encum-brances	Land	Building and Improv-ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv-ements	Real Estate Under Develop.	Total	Accumu-lated Deprecia-tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/Commercial	$410,000	$273,103	$283,137	-	$12,120	$273,103	$295,257	-	$568,360	$24,482	Dec-14
Aspen	Manhattan, NY	Residential/Commercial	69,383	49,230	43,080	-	78	49,230	43,158	-	92,388	1,645	June-16
Flatbush Gardens	Brooklyn, NY	Residential	168,230	89,965	49,607	-	30,729	90,051	80,250	-	170,301	32,403	Oct-05
107 Columbia Hghts	Brooklyn, NY	Residential	60,067	-	-	87,616	8,652	-	-	96,268	96,268	-	May-17
10 West 65th St.	Manhattan, NY	Residential	34,350	63,677	15,337	-	14	63,677	15,351	-	79,028	111	Oct-17
250 Livingston St.	Brooklyn, NY	Commercial/Residential	34,294	10,452	20,204	-	4,881	10,452	25,085	-	35,537	10,156	May-02
141 Livingston St.	Brooklyn, NY	Commercial	78,792	10,830	12,079	-	5,815	10,830	17,894	-	28,724	4,917	May-02
			$855,116	$497,257	$423,444	$87,616	$62,289	$497,343	$476,995	$96,268	$1,070,606	$73,714

(1)	At December 31, 2017, the aggregate cost for Federal tax purposes of our real estate assets was $809,414.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Investment in real estate:
Balance at beginning of period	$881,251	$770,779	$761,754
Acquisition of real estate	166,630	92,310	—
Additions during period	22,725	18,162	9,025
Writeoff of fully depreciated assets	—	—	—
Balance at end of year	$1,070,606	$881,251	$770,779

Accumulated depreciation:
Balance at beginning of period	$58,174	$44,672	$33,010
Depreciation expense	15,540	13,502	11,662
Writeoff of fully depreciated assets	—	—	—
Balance at end of year	$73,714	$58,174	$44,672

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

March 14, 2018	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 14, 2018
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 14, 2018
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 14, 2018
Sam Levinson

/s/ Howard M. Lorber	Director	March 14, 2018
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 14, 2018
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 14, 2018
Roberto A. Verrone

/s/ Richard Burger	Director	March 14, 2018
Richard Burger

/s/ Harmon Spolan	Director	March 14, 2018
Harmon Spolan