Form 10-K/A
period 2017-12-31
Clipper Realty Inc.
filed 2018-04-26
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2017, closing price of our Class A common stock on the New York Stock Exchange – $182,284,209

As of April 26, 2018, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Filing”), by Clipper Realty Inc. (the “Company”), to include certain unaudited supplementary quarterly financial data that was previously omitted from the Original Filing.

Except as described above, this Form 10-K/A does not revise, amend, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Pursuant to the rules of the SEC, the Company has included currently dated certifications from its principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes—Oxley Act of 2002.

TABLE OF CONTENTS

PART II
Item 8. Financial Statements and Supplementary Data	5

Signatures	6

Exhibits	7

PART II

Item 8. Financial Statements and Supplementary Data

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA (in thousands, except per share data)

2017	First	Second	Third	Fourth
Revenues	$25,263	$25,358	$26,008	$27,323
Income from operations	$7,354	$7,320	$7,356	$7,474
Net loss	$(1,298)	$(1,611)	$(1,569)	$(1,523)
Net loss attributable to common shareholders	$(469)	$(650)	$(631)	$(615)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.04)	$(0.04)

2016	First	Second	Third	Fourth
Revenues	$21,726	$22,205	$24,836	$24,238
Income from operations	$6,005	$6,135	$7,349	$6,308
Net loss	$(3,206)	$(3,517)	$(2,537)	$(3,079)
Net loss attributable to common shareholders	$(973)	$(1,069)	$(772)	$(940)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.07)	$(0.09)

The sum of the individual quarterly net loss per common share amounts may not agree with year-to-date net loss per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

April 26, 2018	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	April 26, 2018
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

*	Chief Financial Officer	April 26, 2018
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	April 26, 2018
Sam Levinson

*	Director	April 26, 2018
Howard M. Lorber

*	Director	April 26, 2018
Robert J. Ivanhoe

*	Director	April 26, 2018
Roberto A. Verrone

*	Director	April 26, 2018
Richard Burger

*	Director	April 26, 2018
Harmon Spolan

*	/s/ David Bistricer
David Bistricer, by Power of Attorney

/s/ Sam Levinson
Sam Levinson, by Power of Attorney

Exhibit Index

Exhibit Number	Description
24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed March 14, 2018)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith