Form 10-Q
period 2018-03-31
Clipper Realty Inc.
filed 2018-05-10
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended March 31, 2018

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

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
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

As of May 10, 2018, there were 17,812,755 shares of the Registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

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

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor;

●	a transfer of a controlling interest in any of our properties may obligate us to pay transfer tax based on the fair market value of the real property transferred; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	467,737	463,727
Tenant improvements	3,028	3,023
Furniture, fixtures and equipment	10,434	10,245
Real estate under development	104,633	96,268
Total investment in real estate	1,083,175	1,070,606
Accumulated depreciation	(77,757)	(73,714)
Investment in real estate, net	1,005,418	996,892
Cash and cash equivalents	24,070	7,940
Restricted cash	13,591	13,730
Tenant and other receivables, net of allowance for doubtful accounts of $2,324 and $2,524, respectively	3,543	6,569
Deferred rent	3,258	3,514
Deferred costs and intangible assets, net	11,164	11,894
Prepaid expenses and other assets	7,652	11,546
TOTAL ASSETS	$1,068,696	$1,052,085

LIABILITIES AND EQUITY
Liabilities: Notes payable, net of unamortized loan costs of $11,684 and $11,170, respectively	$871,320	$843,946
Accounts payable and accrued liabilities	9,888	8,595
Security deposits	6,437	6,048
Below-market leases, net	4,537	5,075
Other liabilities	3,609	2,830
TOTAL LIABILITIES	895,791	866,494
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 shares issued and outstanding	178	178
Additional paid-in-capital	92,475	92,273
Accumulated deficit	(22,861)	(17,539)
Total stockholders’ equity	69,792	74,912
Non-controlling interests	103,113	110,679
TOTAL EQUITY	172,905	185,591
TOTAL LIABILITIES AND EQUITY	$1,068,696	$1,052,085

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES
Residential rental income	$19,298	$18,037
Commercial income	5,377	5,471
Tenant recoveries	1,174	1,044
Garage and other income	1,019	711
TOTAL REVENUES	26,868	25,263

OPERATING EXPENSES
Property operating expenses	7,256	7,105
Real estate taxes and insurance	5,348	4,652
General and administrative	3,138	2,196
Acquisition costs	—	21
Depreciation and amortization	4,596	3,935
TOTAL OPERATING EXPENSES	20,338	17,909

INCOME FROM OPERATIONS	6,530	7,354

Interest expense, net	(8,543)	(8,652)
Loss on extinguishment of debt	(6,981)	—

Net loss	(8,994)	(1,298)

Net loss attributable to non-controlling interests	5,364	833
Dividends attributable to preferred shares	—	(4)
Net loss attributable to common stockholders	$(3,630)	$(469)
Basic and diluted net loss per share	$(0.21)	$(0.03)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(6)	—	(6)	—	(6)
Amortization of LTIP grants	—	—	—	—	—	568	568
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,562)	(4,254)
Net loss	—	—	—	(3,630)	(3,630)	(5,364)	(8,994)
Reallocation of noncontrolling interests	—	—	208	—	208	(208)	—
Balance March 31, 2018	17,812,755	$178	$92,475	$(22,861)	$69,792	$103,113	$172,905

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,994)	$(1,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,043	3,705
Amortization of deferred financing costs	521	721
Amortization of deferred costs and intangible assets	671	635
Amortization of above- and below-market leases	(479)	(434)
Loss on extinguishment of debt	6,981	—
Deferred rent	256	77
Stock-based compensation	568	595
Change in fair value of interest rate caps	(227)	137
Changes in operating assets and liabilities:
Restricted cash	139	(5,434)
Tenant and other receivables	3,026	(869)
Prepaid expenses, other assets and deferred costs	4,190	4,305
Accounts payable and accrued liabilities	(912)	(1,485)
Security deposits	389	132
Other liabilities	779	364
Net cash provided by operating activities	10,951	1,151

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(10,112)	(3,102)
Cash paid in connection with acquisition of real estate	—	(8,860)
Net cash used in investing activities	(10,112)	(11,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	(6)	78,855
Payments of mortgage notes	(579,231)	(245)
Proceeds from mortgage notes	607,120	—
Dividends and distributions	(4,254)	—
Loan issuance and extinguishment costs	(8,338)	(135)
Net cash provided by financing activities	15,291	78,475

Net increase in cash and cash equivalents	16,130	67,664
Cash and cash equivalents - beginning of period	7,940	37,547
Cash and cash equivalents - end of period	$24,070	$105,211

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,191 in 2018	$9,610	$8,441
Other non-cash items capitalized to real estate under development	2,457	—

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands, except for share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

The Company was organized in the state of Maryland on July 7, 2015. On August 3, 2015, we completed certain formation transactions and the sale of shares of common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies (“LLC’s”) that comprised the predecessor of the Company (the “Predecessor”) in exchange for class A LLC units in such LLC’s and became the managing member of such LLC’s. The owners of the LLC’s exchanged their interests for class B LLC units and an equal number of special, non-economic, voting stock in the Company. The class B LLC units, together with the special voting shares, are convertible into common shares of the Company on a one-for-one basis and are entitled to distributions.

On February 9, 2017, the Company priced an initial public offering of 6,390,149 primary shares of its common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $78.7 million. We contributed the proceeds of the IPO to the Operating Partnership, in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights, a 161-unit apartment community located in Brooklyn Heights, New York, in vacant condition, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

As of March 31, 2018, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

At March 31, 2018, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

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

2. Sale of Common Stock, Formation Transactions and Preferred Stock Redemption

As discussed in Note 1, in February 2017, the Company sold an aggregate of 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $78,970.

The Company contributed the net proceeds of the common stock offerings to the Operating Partnership in exchange for units in the Operating Partnership as described in Note 1.

On June 21, 2017, the Company redeemed its Series A cumulative non-voting preferred stock for $145.

3. Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of the Company are prepared in accordance with GAAP. The effect of all intercompany balances has been eliminated. The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interest.

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

In accordance with ASU 2017-01, "Business Combinations – Clarifying the Definition of a Business,” the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2018.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2018 and 2017, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

Beginning in 2019, the Company will apply ASU 2014-09, “Revenue with Contracts with Customers.” This ASU does not apply to the Company’s lease revenues, which made up substantially all revenue in 2017 and the first quarter of 2018. As such, management does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively at the date of adoption.

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

In March 2018, the Company granted 71,112 LTIP units with a weighted average grant date fair value of $9.00 per unit.

At March 31, 2018, and December 31, 2017, there were 724,448 and 653,336 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.56 and $12.95 per unit, respectively. As of March 31, 2018, and December 31, 2017, there was $2.2 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2018, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.2 years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2018, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2018 and 2017, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2018 or 2017.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Numerator
Net loss attributable to common stockholders	$(3,630)	$(469)
Less: income attributable to participating securities	(62)	(43)
Subtotal	$(3,692)	$(512)
Denominator
Weighted average common shares outstanding	17,813	14,644

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.03)

Recently Issued Pronouncements

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

The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for public companies and for emerging growth companies for annual reporting periods beginning after December 15, 2017 and 2018, respectively, including interim reporting periods beginning after December 15, 2017 and December 15, 2019, respectively. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”.  The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of this standard for public business entities will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, will have on its consolidated financial statements.

4. Acquisitions

On October 27, 2017, the Company acquired the 10 West 65th Street property for $79,764, including acquisition costs of $764.

The purchase price was allocated as follows:

Land	$63,677
Building	14,983
Tenant improvements	18
Furniture and office equipment	336
Leasing commissions	13
In-place leases	732
Other lease-up costs	5
Total	$79,764

We have prepared the following unaudited pro forma income statement information for the three months ended March 31, 2017, as if the 10 West 65th Street acquisition had occurred as of January 1, 2017. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2017.

Three Months Ended March 31, 2017

Revenues	$26,005
Total expenses	(27,754)
Net loss	$(1,749)

On May 9, 2017, the Company acquired the 107 Columbia Heights property, in vacant condition, for $87,616, including acquisition costs of $116.

The purchase price was allocated as follows:

Land	$43,433
Building	44,100
Site improvements	83
Total	$87,616

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,110	3,110
In-place leases	8,078	8,078
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	24,505	24,505
Less accumulated amortization	(13,341)	(12,611)
Total deferred costs and intangible assets, net	$11,164	$11,894

Amortization of lease origination costs and in-place lease intangible assets was $553 and $230 for the three months ended March 31, 2018 and 2017, respectively. Amortization of real estate abatements of $118 and $392 for the three months ended March 31, 2018 and 2017, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $59 and $13 for the three months ended March 31, 2018 and 2017, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2018, amortize in future years as follows:

2018 (Remainder)	$1,224
2019	1,134
2020	798
2021	768
2022	737
Thereafter	6,503
Total	$11,164

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(18,641)	(18,103)
Below-market leases, net	$4,537	$5,075

Rental income includes amortization of below-market leases of $538 and $447 for the three months ended March 31, 2018 and 2017, respectively.

Below-market leases as of March 31, 2018, amortize in future years as follows:

2018 (Remainder)	$1,613
2019	1,299
2020	517
2021	493
2022	423
Thereafter	192
Total	$4,537

7. Notes Payable

The first mortgages, loans and mezzanine notes payable collateralized by the respective properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2018	December 31, 2017

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	$148,438
Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	19,792
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	—
250 Livingston Street, Brooklyn, NY (b)	5/6/2023	4.00%	34,099	34,294
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	78,312	78,792
Tribeca House, Manhattan, NY (d)	11/9/2018	LIBOR + 3.75%	—	410,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	—
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	69,056	69,383
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	61,187	60,067
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$883,004	$855,116
Unamortized debt issuance costs			(11,684)	(11,170)
Total debt, net of unamortized debt issuance costs			$871,320	$843,946

(a) On February 21, 2018, the Company repaid the debt secured by the Flatbush Gardens property that was scheduled to mature in 2024, from the proceeds of a $246,000 first mortgage loan with New York Community Bank (“NYCB”). The loan matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

(b) The $37,500 mortgage note agreement with Citigroup Global Markets Realty Corp. matures on May 6, 2023, and bears interest at 4.00%. The note requires monthly principal and interest payments of $179.

(c) On May 11, 2016, the Company repaid a $55,000 loan secured by the property with the proceeds of a $79,500 loan from NYCB. The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of $374 thereafter based on a 30-year amortization schedule.

(d) On February 21, 2018, the Company repaid the $410,000 loan package secured by the Tribeca House property with the proceeds of a $360,000 loan with Deutsche Bank and cash on hand. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term.

(e) On June 27, 2016, the Company entered into a $70,000 mortgage note agreement with Capital One Multifamily Finance LLC, related to the Aspen acquisition. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule.

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $2,187 was drawn as of March 31, 2018. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (5.7% as of March 31, 2018).

(g) On October 27, 2017, the Company entered into a $34,350 mortgage note agreement with NYCB, related to the 10 West 65th Street acquisition. The note matures on November 1, 2027, and bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through October 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

The following table summarizes principal payment requirements under terms as of March 31, 2018:

2018 (Remainder)	$2,351
2019	3,763
2020	67,205
2021	9,422
2022	9,770
Thereafter	790,493
Total	$883,004

In connection with the refinancings discussed above, the Company recognized a loss on extinguishment of debt of approximately $6,981 during the three months ended March 31, 2018. The loss consisted of prepayment and other fees and the write-off of unamortized loan costs.

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2018, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2018 (Remainder)	$16,666
2019	17,335
2020	10,316
2021	4,695
2022	4,260
Thereafter	12,680
Total	$65,952

The Company has commercial leases with the City of New York that comprised approximately 19% and 20% of total revenue for the three-month periods ended March 31, 2018 and 2017, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$883,004	$855,116
Estimated fair value	$879,679	$839,753

The Company purchased interest rate caps in connection with the Tribeca House loans on November 9, 2016, and in connection with the 107 Columbia Heights acquisition on May 9, 2017. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at March 31, 2018	Estimated Fair Value at December 31, 2017
$410,000	Tribeca House	December 15, 2018	2.0%	$375	$148
$73,700	107 Columbia Heights	May 9, 2020	3.0%	103	34
Total fair value of derivative instruments included in prepaid expenses and other assets				$478	$182

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House instrument are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. (Increase) decrease in fair value of the Tribeca House instrument of $(227) and $137 for the three months ended March 31, 2018 and 2017, respectively, are included in interest expense. Change in fair value of the 107 Columbia Heights instrument of $(69) for the three months ended March 31, 2018, is recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of March 31, 2018, and December 31, 2017, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

On April 27, 2018, the Company terminated the Tribeca House instrument.

10. Commitments and Contingencies

Legal

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department.  On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments.  The Appellate Division decision and order was subject to a motion for leave to appeal, which was granted on April 24, 2018.  There can be no assurance as to the outcome of the appeal.  Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended March 31, 2018	25%	75%	100%
Three months ended March 31, 2017	27%	73%	100%

11. Related-Party Transactions

For the three months ended March 31, 2018 and 2017, the Company recorded office and overhead expenses of approximately $89 and $98, respectively, pertaining to a related company, in general and administrative expense.

For the three months ended March 31, 2018 and 2017, the Company paid approximately $1,880 and $60, respectively, for legal and advisory services to firms in which two of our directors were principals or partners.

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

The Company’s income from operations by segment for the three months ended March 31, 2018 and 2017, is as follows:

Three months ended March 31, 2018	Commercial	Residential	Total
Rental revenues	$5,377	$19,298	$24,675
Tenant recoveries	1,174	—	1,174
Garage and other revenue income	230	789	1,019
Total revenues	6,781	20,087	26,868
Property operating expenses	1,210	6,046	7,256
Real estate taxes and insurance	1,106	4,242	5,348
General and administrative	318	2,820	3,138
Depreciation and amortization	875	3,721	4,596
Total operating expenses	3,509	16,829	20,338
Income from operations	$3,272	$3,258	$6,530

Three months ended March 31, 2017	Commercial	Residential	Total
Rental revenues	$5,471	$18,037	$23,508
Tenant recoveries	1,044	—	1,044
Garage and other revenue income	212	499	711
Total revenues	6,727	18,536	25,263
Property operating expenses	1,081	6,024	7,105
Real estate taxes and insurance	1,057	3,595	4,652
General and administrative	188	2,008	2,196
Acquisition costs	—	21	21
Depreciation and amortization	768	3,167	3,935
Total operating expenses	3,094	14,815	17,909
Income from operations	$3,633	$3,721	$7,354

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2018	$213,164	$855,532	$1,068,696
December 31, 2017	222,288	829,797	1,052,085

The Company’s interest expense by segment for the three months ended March 31, 2018 and 2017, is as follows:

	Commercial	Residential	Total
Three months ended March 31,
2018	$1,821	$6,722	$8,543
2017	1,881	6,771	8,652

The Company’s capital expenditures by segment for the three months ended March 31, 2018 and 2017, are as follows:

	Commercial	Residential	Total
Three months ended March 31,
2018	$238	$12,331	$12,569
2017	1,011	2,091	3,102

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Clipper Realty Inc. (the “Company” or “we”) was incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a REIT for U.S. federal income tax purposes.

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

As of March 31, 2018, the Company owns:

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

At March 31, 2018, the Company’s interest, through the Operating Partnership, in the LLC’s that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLC’s.

Results of Operations

Our focus throughout 2017 and year-to-date 2018 has been to manage our properties to optimize revenues and control costs at each property, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Increase (decrease)%
Revenues
Residential rental revenue	$19,298	$749	$18,549	$18,037	$512	2.8%
Commercial rental revenue	5,377	—	5,377	5,471	(94)	(1.7)%
Tenant recoveries	1,174	—	1,174	1,044	130	12.5%
Garage and other income	1,019	3	1,016	711	305	42.9%
Total revenues	26,868	752	26,116	25,263	853	3.4%
Operating Expenses
Property operating expenses	7,256	148	7,108	7,105	3	0.0%
Real estate taxes and insurance	5,348	202	5,146	4,652	494	10.6%
General and administrative	3,138	71	3,067	2,196	871	39.6%
Acquisition costs	—	—	—	21	(21)	(100.0)%
Depreciation and amortization	4,596	509	4,087	3,935	152	3.9%
Total operating expenses	20,338	930	19,408	17,909	1,499	8.4%
Income from operations	6,530	(178)	6,708	7,354	(646)	(8.8)%
Interest expense, net	(8,543)	(312)	(8,231)	(8,652)	(421)	(4.9)%
Loss on extinguishment of debt	(6,981)	—	(6,981)	—	6,981	NM
Net loss	$(8,994)	$(490)	$(8,504)	$(1,298)	$(7,206)	(555.2)%

Revenue.   Residential rental revenue, excluding 10 West 65th Street, increased from $18,037 for the three months ended March 31, 2017, to $18,549 for the three months ended March 31, 2018, due to increases in rental rates and leased occupancy at the Flatbush Gardens property and, to a lesser extent, increases in rental rates at the Tribeca House property. Base rent per square foot increased at the Flatbush Gardens property from $21.29 (95.9% occupancy) at March 31, 2017, to $22.58 (97.2% leased occupancy) at March 31, 2018. Base rent per square foot increased at the Tribeca House property from $66.97 at March 31, 2017 to $68.60 at March 31, 2018.

Commercial rental revenue, excluding 10 West 65th Street, decreased from $5,471 for the three months ended March 31, 2017, to $5,377 for the three months ended March 31, 2018, primarily due to adjustments to straight-line rent schedules partially offset by contractual rent increases in certain leases.

Tenant recoveries, excluding 10 West 65th Street, increased from $1,044 for the three months ended March 31, 2017, to $1,174 for the three months ended March 31, 2018, primarily due to higher billable expenses.

Garage and other income, excluding 10 West 65th Street, increased from $711 for the three months ended March 31, 2017, to $1,016 for the three months ended March 31, 2018. The increase was primarily due to commencement of monthly billing air conditioning charges in August 2017 at the Flatbush Gardens property and contractual garage lease increases at the Tribeca House property.

Property operations expense.   Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, were essentially flat for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, reflecting seasonally higher gas and oil heating costs and higher repairs & maintenance and supplies costs offset by improvements in residential rent collection experience at the Flatbush Gardens property.

Real estate taxes and insurance expense.   Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $4,652 for the three months ended March 31, 2017, to $5,146 for the three months ended March 31, 2018, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and administrative expense.   General and administrative expense, excluding 10 West 65th Street, increased from $2,196 for the three months ended March 31, 2017, to $3,067 for the three months ended March 31, 2018, primarily due to executive cash bonuses paid in 2018 first quarter and public company professional fees.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $3,935 for the three months ended March 31, 2017, to $4,087 for the three months ended March 31, 2018, due to additions to real estate.

Interest expense, net.   Interest expense, net, excluding 10 West 65th Street, was $8,652 for the three months ended March 31, 2017, and $8,231 for the three months ended March 31, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018 and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $272 and $858 for the three months ended March 31, 2018 and 2017, respectively.

Loss on extinguishment of debt.   Loss on extinguishment of debt related to the refinancings of the Flatbush Gardens and Tribeca House loans in February 2018. The amount included charges for early extinguishment of the debt and the associated write-off of unamortized debt costs.

Net loss.   As a result of the foregoing, net loss, excluding 10 West 65th Street, increased from $1,298 for the three months ended March 31, 2017, to $8,504 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had $871.3 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $24.1 million of cash. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. As a result, we do not have any debt maturing in 2018. No assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

In February 2017, we completed an IPO which provided net proceeds of approximately $78.7 million, including the exercise of the underwriters’ over-allotment option in March 2017, and after deducting underwriting discounts and commissions and other offering expenses paid by us.

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

Property-Level Debt

Flatbush Gardens

On February 21, 2018, the Company repaid the debt secured by the Flatbush Gardens property that was scheduled to mature in 2024, from the proceeds of a $246,000 first mortgage loan with New York Community Bank. The loan matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

Tribeca House

On February 21, 2018, the Company refinanced the $410,000 loan package secured by the Tribeca House property with the proceeds of a $360,000 loan and cash on hand. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term.

Cash Flows for the Three Months Ended March 31, 2018 and 2017 (in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities	$10,951	$1,151
Investing activities	(10,112)	(11,962)
Financing activities	15,291	78,475

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2018 and 2017, are as follows:

Net cash flow provided by operating activities was $10,951 for the three months ended March 31, 2018, compared to $1,151 for the three months ended March 31, 2017.  The net increase during the 2018 period reflects an increase of approximately $10,598 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables and restricted cash), offset by a decrease of approximately $798 of cash flow from operating results.

Net cash used in investing activities was $10,112 for the three months ended March 31, 2018, compared to $11,962 for the three months ended March 31, 2017. We spent approximately $10,112 and $3,100 on capital projects for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2017, we funded an approximate $8,860 acquisition deposit for the 107 Columbia Heights property.

Net cash provided by financing activities was $15,291 and $78,475 for the three months ended March 31, 2018 and 2017, respectively. Cash was primarily provided in the three months ended March 31, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338); and in the three months ended March 31, 2017, by the IPO completed in February and March ($78,855).  The Company paid distributions of $4,254 and $0 in the three months ended March 31, 2018 and 2017, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 72% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market, amortization of non-cash equity compensation, acquisition costs and loss on extinguishment of debt, less recurring capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
FFO
Net loss	$(8,994)	$(1,298)
Real estate depreciation and amortization	4,596	3,935
FFO	$(4,398)	$2,637

AFFO
FFO	$(4,398)	$2,637
Amortization of real estate tax intangible	118	392
Amortization of above- and below-market leases	(479)	(434)
Straight-line rent adjustments	256	77
Amortization of debt origination costs	521	721
Interest rate cap mark-to-market	(227)	137
Amortization of LTIP awards	568	595
Acquisition costs	—	21
Loss on extinguishment of debt	6,981	—
Recurring capital spending	(141)	(136)
AFFO	$3,199	$4,010

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net loss before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition costs and loss on extinguishment of debt.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA
Net loss	$(8,994)	$(1,298)
Real estate depreciation and amortization	4,596	3,935
Amortization of real estate tax intangible	118	392
Amortization of above- and below-market leases	(479)	(434)
Straight-line rent adjustments	256	77
Amortization of LTIP awards	568	595
Interest expense, net	8,543	8,652
Acquisition costs	—	21
Loss on extinguishment of debt	6,981	—
Adjusted EBITDA	$11,589	$11,940

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
NOI
Income from operations	$6,530	$7,354
Real estate depreciation and amortization	4,596	3,935
General and administrative expenses	3,138	2,196
Acquisition costs	—	21
Amortization of real estate tax intangible	118	392
Amortization of above- and below-market leases	(479)	(434)
Straight-line rent adjustments	256	77
NOI	$14,159	$13,541

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Form 10-K.

Recent Accounting Pronouncements

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

The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for public companies and for emerging growth companies for annual reporting periods beginning after December 15, 2017 and 2018, respectively, including interim reporting periods beginning after December 15, 2017 and December 15, 2019, respectively. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of this standard for public business entities will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018) and the $61.2 million of 107 Columbia Heights debt outstanding as of March 31, 2018, that would provide interest protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loans. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $61.2 million of variable rate debt as of March 31, 2018, would impact annual net income by approximately $0.6 million.

The fair value of the Company’s notes payable was approximately $879.7 million and $839.8 million as of March 31, 2018, and December 31, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs, their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department.  On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The Appellate Division decision and order was subject to a motion for leave to appeal, which was granted on April 24, 2018.  There can be no assurance as to the outcome of the appeal.  Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

item 1a. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

May 10, 2018	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer