Form 10-Q
period 2018-06-30
Clipper Realty Inc.
filed 2018-08-08
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of August 8, 2018, there were 17,812,755 shares of the Registrant’s Common Stock outstanding.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018, as amended, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	471,155	463,727
Tenant improvements	3,030	3,023
Furniture, fixtures and equipment	10,535	10,245
Real estate under development	111,054	96,268
Total investment in real estate	1,093,117	1,070,606
Accumulated depreciation	(81,881)	(73,714)
Investment in real estate, net	1,011,236	996,892
Cash and cash equivalents	15,794	7,940
Restricted cash	12,456	13,730
Tenant and other receivables, net of allowance for doubtful accounts of $2,356 and $2,524, respectively	2,683	6,569
Deferred rent	3,001	3,514
Deferred costs and intangible assets, net	10,677	11,894
Prepaid expenses and other assets	12,347	11,546
TOTAL ASSETS	$1,068,194	$1,052,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,132 and $11,170, respectively	$872,579	$843,946
Accounts payable and accrued liabilities	12,000	8,595
Security deposits	6,680	6,048
Below-market leases, net	3,999	5,075
Other liabilities	3,294	2,830
TOTAL LIABILITIES	898,552	866,494
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 shares issued and outstanding	178	178
Additional paid-in-capital	92,726	92,273
Accumulated deficit	(24,429)	(17,539)
Total stockholders’ equity	68,475	74,912
Non-controlling interests	101,167	110,679
TOTAL EQUITY	169,642	185,591
TOTAL LIABILITIES AND EQUITY	$1,068,194	$1,052,085

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Residential rental income	$19,670	$18,079	$38,968	$36,116
Commercial income	5,375	5,471	10,752	10,942
Tenant recoveries	1,200	1,017	2,374	2,061
Garage and other income	1,055	791	2,074	1,502
TOTAL REVENUES	27,300	25,358	54,168	50,621

OPERATING EXPENSES
Property operating expenses	6,581	6,564	13,837	13,669
Real estate taxes and insurance	5,362	4,817	10,710	9,469
General and administrative	2,606	2,588	5,744	4,784
Acquisition costs	—	6	—	27
Depreciation and amortization	4,435	4,063	9,031	7,998
TOTAL OPERATING EXPENSES	18,984	18,038	39,322	35,947

INCOME FROM OPERATIONS	8,316	7,320	14,846	14,674

Interest expense, net	(8,008)	(8,931)	(16,551)	(17,583)
Loss on extinguishment of debt	—	—	(6,981)	—

Net income (loss)	308	(1,611)	(8,686)	(2,909)

Net (income) loss attributable to non-controlling interests	(184)	965	5,180	1,798
Dividends attributable to preferred shares	—	(4)	—	(8)
Net income (loss) attributable to common stockholders	$124	$(650)	$(3,506)	$(1,119)
Basic and diluted net income (loss) per share	$0.00	$(0.04)	$(0.20)	$(0.08)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(7)	—	(7)	—	(7)
Amortization of LTIP grants	—	—	—	—	—	1,259	1,259
Dividends and distributions	—	—	—	(3,384)	(3,384)	(5,131)	(8,515)
Net loss	—	—	—	(3,506)	(3,506)	(5,180)	(8,686)
Reallocation of noncontrolling interests	—	—	460	—	460	(460)	—
Balance June 30, 2018	17,812,755	$178	$92,726	$(24,429)	$68,475	$101,167	$169,642

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,686)	$(2,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,167	7,538
Amortization of deferred financing costs	752	1,442
Amortization of deferred costs and intangible assets	1,100	1,243
Amortization of above- and below-market leases	(959)	(866)
Loss on extinguishment of debt	6,981	—
Deferred rent	513	156
Stock-based compensation	1,259	1,429
Change in fair value of interest rate caps	(237)	329
Changes in operating assets and liabilities:
Restricted cash	1,274	(2,290)
Tenant and other receivables	3,886	(86)
Prepaid expenses, other assets and deferred costs	(886)	(293)
Accounts payable and accrued liabilities	719	(2,220)
Security deposits	632	314
Other liabilities	464	541
Net cash provided by operating activities	14,979	4,328

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(19,246)	(8,578)
Proceeds from sale of interest rate caps	385	—
Acquisition deposit	—	(2,144)
Cash paid in connection with acquisition of real estate	—	(87,586)
Net cash used in investing activities	(18,861)	(98,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	(7)	78,811
Redemption of preferred stock	—	(145)
Payments of mortgage notes	(579,989)	(681)
Proceeds from mortgage notes	608,585	59,000
Dividends and distributions	(8,515)	(8,056)
Loan issuance and extinguishment costs	(8,338)	(4,012)
Net cash provided by financing activities	11,736	124,917

Net increase in cash and cash equivalents	7,854	30,937
Cash and cash equivalents - beginning of period	7,940	37,547
Cash and cash equivalents - end of period	$15,794	$68,484

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,541 and $180 in 2018 and 2017, respectively	$15,744	$15,771
Other non-cash items capitalized to real estate under development	3,265	561

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

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

1. Organization

The Company was organized in the state of Maryland on July 7, 2015. On August 3, 2015, we completed certain formation transactions and the sale of shares of common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies (“LLCs”) that comprised the predecessor of the Company (the “Predecessor”) in exchange for class A LLC units in such LLCs and became the managing member of such LLCs. The owners of the LLCs exchanged their interests for Class B LLC units and an equal number of special, non-economic, voting stock in the Company. The Class B LLC units, together with the special voting shares, are convertible into common shares of the Company on a one-for-one basis and are entitled to distributions.

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

As of June 30, 2018, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

The operations of Clipper Realty, Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At June 30, 2018, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

Upon adoption of Accounting Standards Update (“ASU”) 2015-02, the Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2018.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2018 and 2017, the Company did not own any financial instruments for which the change in value was not reported in net income (loss) accordingly and its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

Beginning in 2019, the Company will apply ASU 2014-09, “Revenue with Contracts with Customers.” This ASU does not apply to the Company’s lease revenues, which made up substantially all revenues in 2017 and the first two quarters of 2018. As such, management does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively at the date of adoption.

Beginning in 2020, the Company will be required to apply ASU 2016-02, “Leases,” to its lease revenues. For lessors, the accounting remains largely unchanged from the current model. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2018 and December 31, 2017, there were 724,448 and 653,336 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.56 and $12.95 per unit, respectively. As of June 30, 2018, and December 31, 2017, there was $1.5 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2018, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.4 years.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective beginning in 2018. This new legislation is not expected to have a material adverse effect on the Company’s business and contains several potentially favorable provisions.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2018, the Company has no derivatives for which it applies hedge accounting.

Income (Loss) Per Share

Basic and diluted income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2018 and 2017, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted income (loss) per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2018 or 2017.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted income (loss) per share, as the effect would be anti-dilutive. The net income (loss) allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$124	$(650)	$(3,506)	$(1,119)
Less: income attributable to participating securities	(69)	(62)	(131)	(105)
Subtotal	$55	$(712)	$(3,637)	$(1,224)
Denominator
Weighted average common shares outstanding	17,813	17,813	17,813	16,228

Basic and diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.04)	$(0.20)	$(0.08)

Recently Issued Pronouncements

In July 2018, FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASC 842 to provide a practical expedient to lessors to elect to not separate nonlease components from the associated leases. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” These amendments provide clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall) and 820-10 (Fair Value Measurement – Overall). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.” This guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for public business entities, other than emerging growth companies, for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of this standard for public business entities, other than emerging growth companies, will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

4. Acquisitions

On October 27, 2017, the Company acquired the 10 West 65th Street property for $79,764, including acquisition costs of $764.

The purchase price was allocated as follows:

Land	$63,677
Building	14,983
Tenant improvements	18
Furniture and office equipment	336
Leasing commissions	13
In-place leases	732
Other lease-up costs	5
Total	$79,764

We have prepared the following unaudited pro forma income statement information for the six months ended June 30, 2017, as if the 10 West 65th Street acquisition had occurred as of January 1, 2017. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2017.

Six Months Ended June 30, 2017

Revenues	$52,105
Total expenses	(55,915)
Net loss	$(3,810)

On May 9, 2017, the Company acquired the 107 Columbia Heights property, in vacant condition, for $87,616, including acquisition costs of $116.

The purchase price was allocated as follows:

Land	$43,433
Building	44,100
Site improvements	83
Total	$87,616

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,110	3,110
In-place leases	8,078	8,078
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	24,505	24,505
Less accumulated amortization	(13,828)	(12,611)
Total deferred costs and intangible assets, net	$10,677	$11,894

Amortization of lease origination costs and in-place lease intangible assets was $311 and $230 for the three months ended June 30, 2018 and 2017, respectively, and $864 and $460 for the six months ended June 30, 2018 and 2017, respectively. Amortization of real estate abatements of $118 and $391 for the three months ended June 30, 2018 and 2017, respectively, and $236 and $783 for the six months ended June 30, 2018 and 2017, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $58 and $15 for the three months ended June 30, 2018 and 2017, respectively, and $117 and $28 for the six months ended June 30, 2018 and 2017, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2018, amortize in future years as follows:

2018 (Remainder)	$737
2019	1,134
2020	798
2021	768
2022	737
Thereafter	6,503
Total	$10,677

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(19,179)	(18,103)
Below-market leases, net	$3,999	$5,075

Rental income includes amortization of below-market leases of $538 and $447 for the three months ended June 30, 2018 and 2017, respectively, and $1,076 and $894 for the six months ended June 30, 2018 and 2017, respectively.

Below-market leases as of June 30, 2018, amortize in future years as follows:

2018 (Remainder)	$1,075
2019	1,299
2020	517
2021	493
2022	423
Thereafter	192
Total	$3,999

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2018	December 31, 2017

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	$148,438
Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	19,792
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	—
250 Livingston Street, Brooklyn, NY (b)	5/6/2023	4.00%	33,906	34,294
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	78,069	78,792
Tribeca House, Manhattan, NY (d)	11/9/2018	LIBOR + 3.75%	—	410,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	—
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	68,734	69,383
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	62,652	60,067
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$883,711	$855,116
Unamortized debt issuance costs			(11,132)	(11,170)
Total debt, net of unamortized debt issuance costs			$872,579	$843,946

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

(c) The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of $374 thereafter based on a 30-year amortization schedule.

(d) On February 21, 2018, the Company repaid the $410,000 loan package secured by the Tribeca House property with the proceeds of a $360,000 loan with Deutsche Bank and cash on hand. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term.

(e) The $70,000 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule.

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $3,652 was drawn as of June 30, 2018. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (5.9% as of June 30, 2018).

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

The following table summarizes principal payment requirements under terms as of June 30, 2018:

2018 (Remainder)	$1,593
2019	3,763
2020	68,670
2021	9,422
2022	9,770
Thereafter	790,493
Total	$883,711

The Company recognized a loss on extinguishment of debt of approximately $6,981 during the three months ended March 31, 2018. The loss consisted of prepayment and other fees and the write-off of unamortized loan costs.

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2018, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2018 (Remainder)	$11,111
2019	17,335
2020	10,316
2021	4,695
2022	4,260
Thereafter	12,680
Total	$60,397

The Company has commercial leases with the City of New York that comprised approximately 19% and 20% of total revenues for the three months ended June 30, 2018 and 2017, respectively, and 19% and 20% of total revenues for the six months ended June 30, 2018 and 2017, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$883,711	$855,116
Estimated fair value	$873,479	$839,753

The Company purchased interest rate caps in connection with the Tribeca House loans obtained on November 9, 2016, and in connection with the loans obtained for the 107 Columbia Heights acquisition. On April 27, 2018, the Company terminated the Tribeca House instrument for net proceeds of $385. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at June 30, 2018	Estimated Fair Value at December 31, 2017
$410,000	Tribeca House	December 15, 2018	2.0%	—	$148
$73,700	107 Columbia Heights	May 9, 2020	3.0%	$97	34
Total fair value of derivative instruments included in prepaid expenses and other assets				$97	$182

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House instrument are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. (Increases) decreases in fair value of the Tribeca House instrument of $(10) and $192 for the three months ended June 30, 2018 and 2017, respectively, and $(237) and $329 for the six months ended June 30, 2018 and 2017, respectively, are included in interest expense. (Increases) decreases in fair value of the 107 Columbia Heights instrument of $6 and $63 for the three months ended June 30, 2018 and 2017, respectively, and $(63) and $63 for the six months ended June 30, 2018 and 2017, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of June 30, 2018, and December 31, 2017, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended June 30, 2018	25%	75%	100%
Three months ended June 30, 2017	26%	74%	100%
Six months ended June 30, 2018	25%	75%	100%
Six months ended June 30, 2017	26%	74%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $86 and $134 for the three months ended June 30, 2018 and 2017, respectively, and $175 and $232 for the six months ended June 30, 2018 and 2017, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $639 for the three months ended June 30, 2018 and 2017, respectively, and $1,880 and $699 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2018 and 2017, is as follows:

Three months ended June 30, 2018	Commercial	Residential	Total
Rental revenues	$5,375	$19,670	$25,045
Tenant recoveries	1,200	—	1,200
Garage and other revenue income	229	826	1,055
Total revenues	6,804	20,496	27,300
Property operating expenses	1,040	5,541	6,581
Real estate taxes and insurance	1,111	4,251	5,362
General and administrative	218	2,388	2,606
Depreciation and amortization	896	3,539	4,435
Total operating expenses	3,265	15,719	18,984
Income from operations	$3,539	$4,777	$8,316

Three months ended June 30, 2017	Commercial	Residential	Total
Rental revenues	$5,471	$18,079	$23,550
Tenant recoveries	1,017	—	1,017
Garage and other revenue income	215	576	791
Total revenues	6,703	18,655	25,358
Property operating expenses	1,026	5,538	6,564
Real estate taxes and insurance	1,066	3,751	4,817
General and administrative	208	2,380	2,588
Acquisition costs	—	6	6
Depreciation and amortization	835	3,228	4,063
Total operating expenses	3,135	14,903	18,038
Income from operations	$3,568	$3,752	$7,320

Six months ended June 30, 2018	Commercial	Residential	Total
Rental revenues	$10,752	$38,968	$49,720
Tenant recoveries	2,374	—	2,374
Garage and other revenue income	459	1,615	2,074
Total revenues	13,585	40,583	54,168
Property operating expenses	2,250	11,587	13,837
Real estate taxes and insurance	2,217	8,493	10,710
General and administrative	536	5,208	5,744
Depreciation and amortization	1,771	7,260	9,031
Total operating expenses	6,774	32,548	39,322
Income from operations	$6,811	$8,035	$14,846

Six months ended June 30, 2017	Commercial	Residential	Total
Rental revenues	$10,942	$36,116	$47,058
Tenant recoveries	2,061	—	2,061
Garage and other revenue income	427	1,075	1,502
Total revenues	13,430	37,191	50,621
Property operating expenses	2,107	11,562	13,669
Real estate taxes and insurance	2,123	7,346	9,469
General and administrative	396	4,388	4,784
Acquisition costs	—	27	27
Depreciation and amortization	1,603	6,395	7,998
Total operating expenses	6,229	29,718	35,947
Income from operations	$7,201	$7,473	$14,674

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2018	$212,828	$855,366	$1,068,194
December 31, 2017	222,288	829,797	1,052,085

The Company’s interest expense by segment for the three and six months ended June 30, 2018 and 2017, is as follows:

	Commercial	Residential	Total
Three months ended June 30,
2018	$1,707	$6,301	$8,008
2017	1,942	6,989	8,931
Six months ended June 30,
2018	$3,528	$13,023	$16,551
2017	3,823	13,760	17,583

The Company’s capital expenditures by segment for the three and six months ended June 30, 2018 and 2017, are as follows:

	Commercial	Residential	Total
Three months ended June 30,
2018	$809	$9,132	$9,941
2017	2,002	4,035	6,037
Six months ended June 30,
2018	$1,047	$21,463	$22,510
2017	3,013	6,126	9,139

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

As of June 30, 2018, the Company owns:

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

The Company is in active discussions with the City of New York regarding renewal of its commercial leases at the 250 Livingston Street property, which terminate in August 2020 and comprise approximately 294,000 square feet (since remeasured to approximately 353,000 square feet). The terms being discussed would increase the rent from the current blended $27.71 per square foot to the low-to-mid $40 per square foot range, which is similar to the terms currently in place for the approximate 30% of the commercial space in the building that was leased on January 1, 2017, and for the 141 Livingston Street property. Negotiations are underway and there can be no assurance or prediction of the final outcome of the negotiations.

Both the Flatbush Gardens and 107 Columbia Heights properties are located in newly designated qualified opportunity zones, in connection with the opportunity zone community development program offered through the Tax Cuts and Jobs Act of 2017. The federal program encourages private investment in low-income urban and rural communities.  Opportunity zones are designed to spur economic development and job creation in specified communities by providing tax benefits to investors, including the potential deferral and exclusion of prior capital gains from taxable income.

The operations of Clipper Realty, Inc., and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At June 30, 2018, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

Results of Operations

Our focus throughout 2017 and year-to-date 2018 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned for the full period in each comparison.

Income Statement for the Three Months Ended June 30, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Increase (decrease)%
Revenues
Residential rental revenue	$19,670	$760	$18,910	$18,079	$831	4.6%
Commercial rental revenue	5,375	—	5,375	5,471	(96)	(1.8)%
Tenant recoveries	1,200	—	1,200	1,017	183	18.0%
Garage and other income	1,055	4	1,051	791	260	32.8%
Total revenues	27,300	764	26,536	25,358	1,178	4.6%
Operating Expenses
Property operating expenses	6,581	85	6,496	6,564	(68)	(1.0)%
Real estate taxes and insurance	5,362	202	5,160	4,817	343	7.1%
General and administrative	2,606	53	2,553	2,588	(35)	(1.4)%
Acquisition costs	—	—	—	6	(6)	(100.0)%
Depreciation and amortization	4,435	269	4,166	4,063	103	2.5%
Total operating expenses	18,984	609	18,375	18,038	337	1.9%
Income from operations	8,316	155	8,161	7,320	841	11.5%
Interest expense, net	(8,008)	(312)	(7,696)	(8,931)	(1,235)	(13.8)%
Net income (loss)	$308	$(157)	$465	$(1,611)	$2,076	128.8%

Revenue.   Residential rental revenue, excluding 10 West 65th Street, increased from $18,079 for the three months ended June 30, 2017, to $18,910 for the three months ended June 30, 2018, primarily due to increases in rental rates and leased occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $21.59 (97.0% leased occupancy) at June 30, 2017, to $22.89 (97.5% leased occupancy) at June 30, 2018. Base rent per square foot increased at the Tribeca House property from $67.13 (94.7% leased occupancy) at June 30, 2017, to $67.79 (97.6% leased occupancy) at June 30, 2018.

Commercial rental revenue was essentially flat for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Tenant recoveries increased from $1,017 for the three months ended June 30, 2017, to $1,200 for the three months ended June 30, 2018, primarily due to higher billable expenses.

Garage and other income, excluding 10 West 65th Street, increased from $791 for the three months ended June 30, 2017, to $1,051 for the three months ended June 30, 2018. The increase was primarily due to an increase in air conditioning charges at the Flatbush Gardens property.

Property operating expense.   Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, were essentially flat for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily reflecting seasonally higher gas and oil heating costs and higher leasing commissions, offset by a reduction in the provision for bad debts (as the result of an improvement in residential rent collection experience at the Flatbush Gardens property) and lower property-level personnel costs.

Real estate taxes and insurance expense.   Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $4,817 for the three months ended June 30, 2017, to $5,160 for the three months ended June 30, 2018, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and administrative expense.   General and administrative expenses, excluding 10 West 65th Street, were essentially flat for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $4,063 for the three months ended June 30, 2017, to $4,166 for the three months ended June 30, 2018, due to additions to real estate.

Interest expense, net.   Interest expense, net, excluding 10 West 65th Street, was $8,931 for the three months ended June 30, 2017, and $7,696 for the three months ended June 30, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018 and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $199 and $913 for the three months ended June 30, 2018 and 2017, respectively.

Net income (loss).   As a result of the foregoing, net income, excluding 10 West 65th Street, increased from a net loss of $1,611 for the three months ended June 30, 2017, to net income of $465 for the three months ended June 30, 2018.

Income Statement for the Six Months Ended June 30, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Increase (decrease)%
Revenues
Residential rental revenue	$38,968	$1,509	$37,459	$36,116	$1,343	3.7%
Commercial rental revenue	10,752	—	10,752	10,942	(190)	(1.7)%
Tenant recoveries	2,374	—	2,374	2,061	313	15.2%
Garage and other income	2,074	7	2,067	1,502	565	37.6%
Total revenues	54,168	1,516	52,652	50,621	2,031	4.0%
Operating Expenses
Property operating expenses	13,837	233	13,604	13,669	(65)	(0.5)%
Real estate taxes and insurance	10,710	404	10,306	9,469	837	8.8%
General and administrative	5,744	124	5,620	4,784	836	17.5%
Acquisition costs	—	—	—	27	(27)	(100.0)%
Depreciation and amortization	9,031	778	8,253	7,998	255	3.2%
Total operating expenses	39,322	1,539	37,783	35,947	1,836	5.1%
Income from operations	14,846	(23)	14,869	14,674	195	1.3%
Interest expense, net	(16,551)	(623)	(15,928)	(17,583)	(1,655)	(9.4)%
Loss on extinguishment of debt	(6,981)	—	(6,981)	—	6,981	NM
Net loss	$(8,686)	$(646)	$(8,040)	$(2,909)	$(5,131)	(176.4)%

Revenue. Residential rental revenue, excluding 10 West 65th Street, increased from $36,116 for the six months ended June 30, 2017, to $37,459 for the six months ended June 30, 2018, primarily due to increases in rental rates and leased occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $21.59 (97.0% leased occupancy) at June 30, 2017, to $22.89 (97.5% leased occupancy) at June 30, 2018. Base rent per square foot increased at the Tribeca House property from $67.13 (94.7% leased occupancy) at June 30, 2017, to $67.79 (97.6% leased occupancy) at June 30, 2018.

Commercial rental revenue was essentially flat for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Tenant recoveries increased from $2,061 for the six months ended June 30, 2017, to $2,374 for the six months ended June 30, 2018, primarily due to higher billable expenses.

Garage and other income, excluding 10 West 65th Street, increased from $1,502 for the six months ended June 30, 2017, to $2,067 for the six months ended June 30, 2018. The increase was primarily due to an increase in air conditioning charges at the Flatbush Gardens property.

Property operating expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, were essentially flat for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily reflecting seasonally higher gas and oil heating costs, higher leasing commissions, higher repairs and maintenance costs and higher supplies costs, offset by a reduction in the provision for bad debts (as the result of an improvement in residential rent collection experience at the Flatbush Gardens property) and lower property-level personnel costs.

Real estate taxes and insurance expense. Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $9,469 for the six months ended June 30, 2017, to $10,306 for the six months ended June 30, 2018, primarily due to increased taxes at our Flatbush Gardens and Tribeca House properties due in part to the cessation of real estate tax abatements.

General and administrative expense. General and administrative expenses, excluding 10 West 65th Street, increased from $4,784 for the six months ended June 30, 2017, to $5,620 for the six months ended June 30, 2018, primarily due to executive cash bonuses and public company professional fees.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $7,998 for the six months ended June 30, 2017, to $8,253 for the six months ended June 30, 2018, due to additions to real estate.

Interest expense, net. Interest expense, net, excluding 10 West 65th Street, was $17,583 for the six months ended June 30, 2017, and $15,928 for the six months ended June 30, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018 and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $471 and $1,771 for the six months ended June 30, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt related to the repayment of the Flatbush Gardens and Tribeca House loans in February 2018. The amount included charges for early extinguishment of the debt and the write-off of unamortized debt costs.

Net loss.   As a result of the foregoing, net loss, excluding 10 West 65th Street, increased from $2,909 for the six months ended June 30, 2017, to $8,040 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had $872.6 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $15.8 million of cash. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. As a result, we do not have any debt maturing in 2018. No assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three and six months ended June 30, 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $8.5 million, respectively.

Cash Flows for the Six Months Ended June 30, 2018 and 2017 (in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities	$14,979	$4,328
Investing activities	(18,861)	(98,308)
Financing activities	11,736	124,917

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2018 and 2017, are as follows:

Net cash flow provided by operating activities was $14,979 for the six months ended June 30, 2018, compared to $4,328 for the six months ended June 30, 2017.  The net increase during the 2018 period reflects an increase of approximately $10,123 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables and restricted cash), plus an increase of approximately $528 of cash flow from operating results.

Net cash used in investing activities was $18,861 for the six months ended June 30, 2018, compared to $98,308 for the six months ended June 30, 2017. We spent approximately $19,246 and $8,578 on capital projects for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, we received approximately $385 of net proceeds from the sale of interest rate caps. For the six months ended June 30, 2017, we funded approximately $87,600 for the acquisition of the 107 Columbia Heights property and an approximate $2,144 acquisition deposit for the 10 West 65th Street property.

Net cash provided by financing activities was $11,736 and $124,917 for the six months ended June 30, 2018 and 2017, respectively. Cash was primarily provided in the six months ended June 30, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338); and in the six months ended June 30, 2017, by the IPO completed in February and March ($78,811) and net proceeds from the loan used in the 107 Columbia Heights acquisition (approximately $55,000). The Company paid distributions of $8,515 and $8,056 in the six months ended June 30, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”), all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net income (loss) before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO
Net income (loss)	$308	$(1,611)	$(8,686)	$(2,909)
Real estate depreciation and amortization	4,435	4,063	9,031	7,998
FFO	$4,743	$2,452	$345	$5,089

AFFO
FFO	$4,743	$2,452	$345	$5,089
Amortization of real estate tax intangible	118	391	236	783
Amortization of above- and below-market leases	(480)	(432)	(959)	(866)
Straight-line rent adjustments	257	78	513	156
Amortization of debt origination costs	231	721	752	1,442
Interest rate cap mark-to-market	(10)	192	(237)	329
Amortization of LTIP awards	691	834	1,259	1,429
Acquisition costs	—	6	—	27
Loss on extinguishment of debt	—	—	6,981	—
Recurring capital spending	(101)	(141)	(242)	(277)
AFFO	$5,449	$4,101	$8,648	$8,112

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition costs and loss on extinguishment of debt.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net income (loss) before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA
Net income (loss)	$308	$(1,611)	$(8,686)	$(2,909)
Real estate depreciation and amortization	4,435	4,063	9,031	7,998
Amortization of real estate tax intangible	118	391	236	783
Amortization of above- and below-market leases	(480)	(432)	(959)	(866)
Straight-line rent adjustments	257	78	513	156
Amortization of LTIP awards	691	834	1,259	1,429
Interest expense, net	8,008	8,931	16,551	17,582
Acquisition costs	—	6	—	27
Loss on extinguishment of debt	—	—	6,981	—
Adjusted EBITDA	$13,337	$12,260	$24,926	$24,200

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NOI
Income from operations	$8,316	$7,320	$14,846	$14,674
Real estate depreciation and amortization	4,435	4,063	9,031	7,998
General and administrative expenses	2,606	2,588	5,744	4,784
Acquisition costs	—	6	—	27
Amortization of real estate tax intangible	118	391	236	783
Amortization of above- and below-market leases	(480)	(432)	(959)	(866)
Straight-line rent adjustments	257	78	513	156
NOI	$15,252	$14,014	$29,411	$27,556

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2017, as amended.

Recent Accounting Pronouncements

In July 2018, FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which amended ASC 842 to provide a practical expedient to lessors to elect to not separate nonlease components from the associated leases. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” These amendments provide clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, “Codification Improvements.” These amendments provide clarifications and corrections to certain ASC subtopics including the following: 470-50 (Debt – Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity – Overall), 718-740 (Compensation – Stock Compensation – Income Taxes), 805-740 (Business Combinations – Income Taxes), 815-10 (Derivatives and Hedging – Overall) and 820-10 (Fair Value Measurement – Overall). The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.” This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for public business entities, other than emerging growth companies, for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of this standard for public business entities, other than emerging growth companies, will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018) and the $62.7 million of 107 Columbia Heights debt outstanding as of June 30, 2018, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loans. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $62.7 million of variable rate debt as of June 30, 2018, would impact annual net income by approximately $0.6 million.

The fair value of the Company’s notes payable was approximately $873.5 million and $839.8 million as of June 30, 2018, and December 31, 2017, respectively.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Clipper realty inc.

August 8, 2018	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer