Form 10-Q
period 2018-09-30
Clipper Realty Inc.
filed 2018-11-01
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

As of November 1, 2018, there were 17,812,755 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	475,278	463,727
Tenant improvements	3,040	3,023
Furniture, fixtures and equipment	10,707	10,245
Real estate under development	116,752	96,268
Total investment in real estate	1,103,120	1,070,606
Accumulated depreciation	(86,027)	(73,714)
Investment in real estate, net	1,017,093	996,892
Cash and cash equivalents	12,372	7,940
Restricted cash	12,713	13,730
Tenant and other receivables, net of allowance for doubtful accounts of $2,719 and $2,524, respectively	3,259	6,569
Deferred rent	2,743	3,514
Deferred costs and intangible assets, net	10,311	11,894
Prepaid expenses and other assets	9,179	11,546
TOTAL ASSETS	$1,067,670	$1,052,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,579 and $11,170, respectively	$873,110	$843,946
Accounts payable and accrued liabilities	13,713	8,595
Security deposits	6,831	6,048
Below-market leases, net	3,461	5,075
Other liabilities	3,512	2,830
TOTAL LIABILITIES	900,627	866,494
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 shares issued and outstanding	178	178
Additional paid-in-capital	92,864	92,273
Accumulated deficit	(25,616)	(17,539)
Total stockholders’ equity	67,426	74,912
Non-controlling interests	99,617	110,679
TOTAL EQUITY	167,043	185,591
TOTAL LIABILITIES AND EQUITY	$1,067,670	$1,052,085

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Residential rental income	$20,180	$18,558	$59,148	$54,674
Commercial income	5,377	5,476	16,129	16,418
Tenant recoveries	1,294	1,162	3,668	3,223
Garage and other income	1,097	812	3,171	2,314
TOTAL REVENUES	27,948	26,008	82,116	76,629

OPERATING EXPENSES
Property operating expenses	6,806	6,519	20,643	20,188
Real estate taxes and insurance	5,824	5,536	16,534	15,005
General and administrative	1,858	2,501	7,602	7,285
Acquisition costs	—	10	—	37
Depreciation and amortization	4,351	4,086	13,382	12,084
TOTAL OPERATING EXPENSES	18,839	18,652	58,161	54,599

INCOME FROM OPERATIONS	9,109	7,356	23,955	22,030

Interest expense, net	(8,052)	(8,925)	(24,603)	(26,508)
Loss on extinguishment of debt	—	—	(6,981)	—
Gain on involuntary conversion	194	—	194	—

Net income (loss)	1,251	(1,569)	(7,435)	(4,478)

Net (income) loss attributable to non-controlling interests	(746)	938	4,434	2,736
Dividends attributable to preferred shares	—	—	—	(8)
Net income (loss) attributable to common stockholders	$505	$(631)	$(3,001)	$(1,750)
Basic and diluted net income (loss) per share	$0.02	$(0.04)	$(0.18)	$(0.11)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(7)	—	(7)	—	(7)
Amortization of LTIP grants	—	—	—	—	—	1,670	1,670
Dividends and distributions	—	—	—	(5,076)	(5,076)	(7,700)	(12,776)
Net loss	—	—	—	(3,001)	(3,001)	(4,434)	(7,435)
Reallocation of noncontrolling interests	—	—	598	—	598	(598)	—
Balance September 30, 2018	17,812,755	$178	$92,864	$(25,616)	$67,426	$99,617	$167,043

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,435)	$(4,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,330	11,396
Amortization of deferred financing costs	984	2,163
Amortization of deferred costs and intangible assets	1,407	1,864
Amortization of above- and below-market leases	(1,438)	(1,297)
Loss on extinguishment of debt	6,981	—
Gain on involuntary conversion	(194)	—
Deferred rent	771	237
Stock-based compensation	1,670	2,268
Change in fair value of interest rate caps	(237)	359
Changes in operating assets and liabilities:
Restricted cash	1,017	(6,694)
Tenant and other receivables	3,310	(721)
Prepaid expenses, other assets and deferred costs	2,295	2,760
Accounts payable and accrued liabilities	1,898	(1,321)
Security deposits	783	253
Other liabilities	682	1,230
Net cash provided by operating activities	24,824	8,019

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(28,455)	(14,104)
Insurance proceeds from involuntary conversion	226	—
Proceeds from sale of interest rate caps	385	—
Acquisition deposit	—	(8,126)
Cash paid in connection with acquisition of real estate	—	(87,586)
Net cash used in investing activities	(27,844)	(109,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	(7)	78,685
Redemption of preferred stock	—	(145)
Payments of mortgage notes	(580,866)	(2,545)
Proceeds from mortgage notes	609,439	59,347
Dividends and distributions	(12,776)	(12,310)
Loan issuance and extinguishment costs	(8,338)	(4,013)
Net cash provided by financing activities	7,452	119,019

Net increase in cash and cash equivalents	4,432	17,222
Cash and cash equivalents - beginning of period	7,940	37,547
Cash and cash equivalents - end of period	$12,372	$54,769

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $4,054 and $1,720 in 2018 and 2017, respectively	$23,582	$24,848
Non-cash interest capitalized to real estate under development	888	592
Additions to investment in real estate included in accounts payable and accrued liabilities	6,920	1,522

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

As of September 30, 2018, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At September 30, 2018, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

On June 21, 2017, the Company redeemed its Series A cumulative non-voting preferred stock for $145.

2. Significant Accounting Policies

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2018.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	10	–	44 years
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment	3	–	15 years

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2018 and 2017, the Company did not own any financial instruments for which the change in value was not reported in net income (loss) accordingly and its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

Beginning in 2019, the Company will apply ASU 2014-09, “Revenue with Contracts with Customers.” This ASU does not apply to the Company’s lease revenues, which made up substantially all revenues in 2017 and the first three quarters of 2018. As such, management does not anticipate any significant changes to the timing of the Company’s revenue recognition. The Company intends to implement the standard retrospectively at the date of adoption.

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

At September 30, 2018 and December 31, 2017, there were 724,448 and 653,336 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.56 and $12.95 per unit, respectively. As of September 30, 2018, and December 31, 2017, there was $1.1 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2018, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.7 years.

Income Taxes

The Company elected to be taxed and to operate in a manner that will allow it to qualify as a REIT under the U.S. Internal Revenue Code (the “Code”). To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. The entities comprising the Predecessor are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal, state or local income or franchise taxes in the accompanying consolidated financial statements.

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

Fair Value Measurements

Refer to Note 8, “Fair Value of Financial Instruments”.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2018, the Company has no derivatives for which it applies hedge accounting.

Income (Loss) Per Share

Basic and diluted income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2018 and 2017, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted income (loss) per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2018 or 2017.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted income (loss) per share, as the effect would be anti-dilutive. The net income (loss) allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$505	$(631)	$(3,001)	$(1,750)
Less: income attributable to participating securities	(69)	(62)	(200)	(167)
Subtotal	$436	$(693)	$(3,201)	$(1,917)
Denominator
Weighted average common shares outstanding	17,813	17,813	17,813	16,756

Basic and diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.04)	$(0.18)	$(0.11)

Recently Issued Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company will comply with these new requirements beginning with its 2018 Annual Report on Form 10-K.

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

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company for its annual reporting beginning after December 15, 2018, including interim reporting periods beginning after December 15, 2019. The adoption of ASU 2017-05 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact, if any, it will have on its consolidated financial statements.

3. Acquisitions

On October 27, 2017, the Company acquired the 10 West 65th Street property for $79,764, including acquisition costs of $764.

The purchase price was allocated as follows:

Land	$63,677
Building	14,983
Tenant improvements	18
Furniture and office equipment	336
Leasing commissions	13
In-place leases	732
Other lease-up costs	5
Total	$79,764

We have prepared the following unaudited pro forma income statement information for the nine months ended September 30, 2017, as if the 10 West 65th Street acquisition had occurred as of January 1, 2017. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2017.

Nine Months Ended September 30, 2017

Revenues	$78,854
Total expenses	(84,685)
Net loss	$(5,831)

On May 9, 2017, the Company acquired the 107 Columbia Heights property, in vacant condition, for $87,616, including acquisition costs of $116.

The purchase price was allocated as follows:

Land	$43,433
Building	44,100
Site improvements	83
Total	$87,616

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Deferred costs	$266	$266
Above-market leases	480	480
Lease origination costs	3,110	3,110
In-place leases	8,078	8,078
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	24,505	24,505
Less accumulated amortization	(14,194)	(12,611)
Total deferred costs and intangible assets, net	$10,311	$11,894

Amortization of lease origination costs and in-place lease intangible assets was $188 and $228 for the three months ended September 30, 2018 and 2017, respectively, and $1,052 and $688 for the nine months ended September 30, 2018 and 2017, respectively. Amortization of real estate abatements of $119 and $392 for the three months ended September 30, 2018 and 2017, respectively, and $355 and $1,176 for the nine months ended September 30, 2018 and 2017, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $59 and $15 for the three months ended September 30, 2018 and 2017, respectively, and $176 and $43 for the nine months ended September 30, 2018 and 2017, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2018, amortize in future years as follows:

2018 (Remainder)	$371
2019	1,134
2020	798
2021	768
2022	737
Thereafter	6,503
Total	$10,311

5. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(19,717)	(18,103)
Below-market leases, net	$3,461	$5,075

Rental income includes amortization of below-market leases of $538 and $446 for the three months ended September 30, 2018 and 2017, respectively, and $1,614 and $1,340 for the nine months ended September 30, 2018 and 2017, respectively.

Below-market leases as of September 30, 2018, amortize in future years as follows:

2018 (Remainder)	$537
2019	1,299
2020	517
2021	493
2022	423
Thereafter	192
Total	$3,461

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2018	December 31, 2017

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	$148,438
Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	19,792
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	—
250 Livingston Street, Brooklyn, NY (b)	5/6/2023	4.00%	33,715	34,294
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	77,703	78,792
Tribeca House, Manhattan, NY (d)	11/9/2018	LIBOR + 3.75%	—	410,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	—
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	68,415	69,383
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	63,506	60,067
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$883,689	$855,116
Unamortized debt issuance costs			(10,579)	(11,170)
Total debt, net of unamortized debt issuance costs			$873,110	$843,946

(a) On February 21, 2018, the Company repaid the debt secured by the Flatbush Gardens property that was scheduled to mature in 2024, from the proceeds of a $246,000 first mortgage loan with New York Community Bank (“NYCB”). The NYCB loan matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

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

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $4,506 was drawn as of September 30, 2018. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (6.1% as of September 30, 2018).

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

The following table summarizes principal payment requirements under terms as of September 30, 2018:

2018 (Remainder)	$717
2019	3,763
2020	69,524
2021	9,422
2022	9,770
Thereafter	790,493
Total	$883,689

The Company recognized a loss on extinguishment of debt of approximately $6,981 during the three months ended March 31, 2018. The loss consisted of prepayment and other fees and the write-off of unamortized loan costs.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2018, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2018 (Remainder)	$5,555
2019	17,335
2020	10,316
2021	4,695
2022	4,260
Thereafter	12,680
Total	$54,841

The Company has commercial leases with the City of New York that comprised approximately 19% and 20% of total revenues for the three months ended September 30, 2018 and 2017, respectively, and 19% and 20% of total revenues for the nine months ended September 30, 2018 and 2017, respectively.

8. Fair Value of Financial Instruments

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$883,689	$855,116
Estimated fair value	$861,845	$839,753

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

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at September 30, 2018	Estimated Fair Value at December 31, 2017
$410,000	Tribeca House	December 15, 2018	2.0%	—	$148
$73,700	107 Columbia Heights	May 9, 2020	3.0%	$110	34
Total fair value of derivative instruments included in prepaid expenses and other assets				$110	$182

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House instrument are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. (Increases) decreases in fair value of the Tribeca House instrument of $30 for the three months ended September 30, 2017, and $(237) and $359 for the nine months ended September 30, 2018 and 2017, respectively, are included in interest expense. (Increases) decreases in fair value of the 107 Columbia Heights instrument of $(13) and $28 for the three months ended September 30, 2018 and 2017, respectively, and $(76) and $92 for the nine months ended September 30, 2018 and 2017, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of September 30, 2018, and December 31, 2017, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

9. Commitments and Contingencies

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

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended September 30, 2018	25%	75%	100%
Three months ended September 30, 2017	26%	74%	100%
Nine months ended September 30, 2018	25%	75%	100%
Nine months ended September 30, 2017	26%	74%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $87 and $78 for the three months ended September 30, 2018 and 2017, respectively, and $262 and $311 for the nine months ended September 30, 2018 and 2017, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $18 and $33 for the three months ended September 30, 2018 and 2017, respectively, and $1,898 and $732 for the nine months ended September 30, 2018 and 2017, respectively.

11. Segment Reporting

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2018 and 2017, is as follows:

Three months ended September 30, 2018	Commercial	Residential	Total
Rental revenues	$5,377	$20,180	$25,557
Tenant recoveries	1,294	—	1,294
Garage and other income	241	856	1,097
Total revenues	6,912	21,036	27,948
Property operating expenses	1,094	5,712	6,806
Real estate taxes and insurance	1,245	4,579	5,824
General and administrative	256	1,602	1,858
Depreciation and amortization	908	3,443	4,351
Total operating expenses	3,503	15,336	18,839
Income from operations	$3,409	$5,700	$9,109

Three months ended September 30, 2017	Commercial	Residential	Total
Rental revenues	$5,476	$18,558	$24,034
Tenant recoveries	1,162	—	1,162
Garage and other income	203	609	812
Total revenues	6,841	19,167	26,008
Property operating expenses	1,089	5,430	6,519
Real estate taxes and insurance	1,148	4,388	5,536
General and administrative	194	2,307	2,501
Acquisition costs	—	10	10
Depreciation and amortization	803	3,283	4,086
Total operating expenses	3,234	15,418	18,652
Income from operations	$3,607	$3,749	$7,356

Nine months ended September 30, 2018	Commercial	Residential	Total
Rental revenues	$16,129	$59,148	$75,277
Tenant recoveries	3,668	—	3,668
Garage and other income	700	2,471	3,171
Total revenues	20,497	61,619	82,116
Property operating expenses	3,344	17,299	20,643
Real estate taxes and insurance	3,462	13,072	16,534
General and administrative	792	6,810	7,602
Depreciation and amortization	2,679	10,703	13,382
Total operating expenses	10,277	47,884	58,161
Income from operations	$10,220	$13,735	$23,955

Nine months ended September 30, 2017	Commercial	Residential	Total
Rental revenues	$16,418	$54,674	$71,092
Tenant recoveries	3,223	—	3,223
Garage and other income	630	1,684	2,314
Total revenues	20,271	56,358	76,629
Property operating expenses	3,196	16,992	20,188
Real estate taxes and insurance	3,271	11,734	15,005
General and administrative	590	6,695	7,285
Acquisition costs	—	37	37
Depreciation and amortization	2,406	9,678	12,084
Total operating expenses	9,463	45,136	54,599
Income from operations	$10,808	$11,222	$22,030

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2018	$212,963	$854,707	$1,067,670
December 31, 2017	222,288	829,797	1,052,085

The Company’s interest expense by segment for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Commercial	Residential	Total
Three months ended September 30,
2018	$1,716	$6,336	$8,052
2017	1,941	6,984	8,925
Nine months ended September 30,
2018	$5,244	$19,359	$24,603
2017	5,764	20,744	26,508

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Commercial	Residential	Total
Three months ended September 30,
2018	$628	$9,425	$10,053
2017	598	5,776	6,374
Nine months ended September 30,
2018	$1,675	$30,888	$32,563
2017	3,611	11,902	15,513

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

As of September 30, 2018, the Company owns:

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

The Company recently received notice that Touro College, which currently leases 40 apartment units at the 10 West 65th Street property in accordance with an agreement through 2019 entered into when the Company purchased the property in October 2017, has exercised its option to terminate the leases, effective January 31, 2019. The Company plans to reposition the apartments and expects to lease them at market rates.

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

The operations of Clipper Realty Inc., and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At September 30, 2018, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

Income Statement for the Three Months Ended September 30, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Increase (decrease)%
Revenues
Residential rental revenue	$20,180	$757	$19,423	$18,558	$865	4.7%
Commercial rental revenue	5,377	—	5,377	5,476	(99)	(1.8)%
Tenant recoveries	1,294	—	1,294	1,162	132	11.4%
Garage and other income	1,097	3	1,094	812	282	34.7%
Total revenues	27,948	760	27,188	26,008	1,180	4.5%
Operating Expenses
Property operating expenses	6,806	65	6,741	6,519	222	3.4%
Real estate taxes and insurance	5,824	219	5,605	5,536	69	1.2%
General and administrative	1,858	81	1,777	2,501	(724)	(28.9)%
Acquisition costs	—	—	—	10	(10)	(100.0)%
Depreciation and amortization	4,351	147	4,204	4,086	118	2.9%
Total operating expenses	18,839	512	18,327	18,652	(325)	(1.7)%
Income from operations	9,109	248	8,861	7,356	1,505	20.4%
Interest expense, net	(8,052)	(312)	(7,740)	(8,925)	(1,185)	(13.3)%
Gain on involuntary conversion	194	—	194	—	194	NM
Net income (loss)	$1,251	$(64)	$1,315	$(1,569)	$2,884	183.8%

Revenue. Residential rental revenue, excluding 10 West 65th Street, increased from $18,558 for the three months ended September 30, 2017, to $19,423 for the three months ended September 30, 2018, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.20 (97.3% leased occupancy) at September 30, 2017, to $23.38 (98.6% leased occupancy) at September 30, 2018. Base rent per square foot at the Tribeca House property was $69.09 (93.9% leased occupancy) at September 30, 2017, as compared to $68.92 (93.3% leased occupancy) at September 30, 2018.

Commercial rental revenue decreased moderately from $5,476 for the three months ended September 30, 2017, to $5,377 for the three months ended September 30, 2018.

Tenant recoveries increased from $1,162 for the three months ended September 30, 2017, to $1,294 for the three months ended September 30, 2018, primarily due to higher billable expenses.

Garage and other income, excluding 10 West 65th Street, increased from $812 for the three months ended September 30, 2017, to $1,094 for the three months ended September 30, 2018. The increase was primarily due to a scheduled garage rent increase at the Tribeca House property, air conditioning charges at the Flatbush Gardens property and other fees at the Tribeca House property.

Property operating expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, increased from $6,519 for the three months ended September 30, 2017, to $6,741 for the three months ended September 30, 2018, primarily due to a higher provision for bad debts.

Real estate taxes and insurance expense. Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $5,536 for the three months ended September 30, 2017, to $5,605 for the three months ended September 30, 2018, primarily due to increased real estate taxes at all properties, substantially offset by the cessation of amortization of real estate tax intangible assets relating to the purchase of the Tribeca House property.

General and administrative expense. General and administrative expenses, excluding 10 West 65th Street, decreased from $2,501 for the three months ended September 30, 2017, to $1,777 for the three months ended September 30, 2018, primarily due to decreases in LTIP amortization expense and other fees and expenses.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $4,086 for the three months ended September 30, 2017, to $4,204 for the three months ended September 30, 2018, due to additions to real estate.

Interest expense, net. Interest expense, net, excluding 10 West 65th Street, decreased from $8,925 for the three months ended September 30, 2017, to $7,740 for the three months ended September 30, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018 and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $210 and $751 for the three months ended September 30, 2018 and 2017, respectively.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net income (loss).   As a result of the foregoing, net income, excluding 10 West 65th Street, increased from a net loss of $1,569 for the three months ended September 30, 2017, to net income of $1,315 for the three months ended September 30, 2018.

Income Statement for the Nine Months Ended September 30, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Increase (decrease)%
Revenues
Residential rental revenue	$59,148	$2,267	$56,881	$54,674	$2,207	4.0%
Commercial rental revenue	16,129	—	16,129	16,418	(289)	(1.8)%
Tenant recoveries	3,668	—	3,668	3,223	445	13.8%
Garage and other income	3,171	10	3,161	2,314	847	36.6%
Total revenues	82,116	2,277	79,839	76,629	3,210	4.2%
Operating Expenses
Property operating expenses	20,643	298	20,345	20,188	157	0.8%
Real estate taxes and insurance	16,534	623	15,911	15,005	906	6.0%
General and administrative	7,602	205	7,397	7,285	112	1.5%
Acquisition costs	—	—	—	37	(37)	(100.0)%
Depreciation and amortization	13,382	925	12,457	12,084	373	3.1%
Total operating expenses	58,161	2,051	56,110	54,599	1,511	2.8%
Income from operations	23,955	226	23,729	22,030	1,699	7.7%
Interest expense, net	(24,603)	(935)	(23,668)	(26,508)	(2,840)	(10.7)%
Loss on extinguishment of debt	(6,981)	—	(6,981)	—	6,981	NM
Gain on involuntary conversion	194	—	194	—	194	NM
Net loss	$(7,435)	$(709)	$(6,726)	$(4,478)	$(2,248)	(50.2)%

Revenue. Residential rental revenue, excluding 10 West 65th Street, increased from $54,674 for the nine months ended September 30, 2017, to $56,881 for the nine months ended September 30, 2018, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.20 (97.3% leased occupancy) at September 30, 2017, to $23.38 (98.6% leased occupancy) at September 30, 2018. Base rent per square foot at the Tribeca House property was $69.09 (93.9% leased occupancy) at September 30, 2017, as compared to $68.92 (93.3% leased occupancy) at September 30, 2018.

Commercial rental revenue decreased moderately from $16,418 for the nine months ended September 30, 2017, to $16,129 for the nine months ended September 30, 2018.

Tenant recoveries increased from $3,223 for the nine months ended September 30, 2017, to $3,668 for the nine months ended September 30, 2018, primarily due to higher billable expenses.

Garage and other income, excluding 10 West 65th Street, increased from $2,314 for the nine months ended September 30, 2017, to $3,161 for the nine months ended September 30, 2018. The increase was primarily due to a garage rent increase at the Tribeca House property, air conditioning charges at the Flatbush Gardens property and other fees at the Tribeca House property.

Property operating expense. Property operating expenses include property-level costs including compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, were essentially flat for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to higher gas and oil heating costs, leasing costs, repairs and maintenance costs and supplies costs in 2018, offset by reductions in the provision for bad debts (as the result of an improvement in residential rent collection experience at the Flatbush Gardens property) and property-level personnel costs in 2018.

Real estate taxes and insurance expense. Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $15,005 for the nine months ended September 30, 2017, to $15,911 for the nine months ended September 30, 2018, primarily due to increased taxes at all properties, substantially offset by the cessation of amortization of real estate tax intangible assets relating to the purchase of the Tribeca House property.

General and administrative expense. General and administrative expenses, excluding 10 West 65th Street, increased from $7,285 for the nine months ended September 30, 2017, to $7,397 for the nine months ended September 30, 2018, primarily due to executive cash bonuses and public company professional fees, partially offset by a decrease in LTIP amortization expense.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $12,084 for the nine months ended September 30, 2017, to $12,457 for the nine months ended September 30, 2018, due to additions to real estate.

Interest expense, net. Interest expense, net, excluding 10 West 65th Street, was $26,508 for the nine months ended September 30, 2017, and $23,668 for the nine months ended September 30, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018 and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $681 and $2,522 for the nine months ended September 30, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt related to the repayment of the Flatbush Gardens and Tribeca House loans in February 2018. The amount included charges for early extinguishment of the debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss, excluding 10 West 65th Street, increased from $4,478 for the nine months ended September 30, 2017, to $6,726 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had $873.1 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $12.4 million of cash. As described in Note 6 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018. As a result, we do not have any debt maturing in 2018. No assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three and nine months ended September 30, 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $12.8 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities	$24,824	$8,019
Investing activities	(27,844)	(109,816)
Financing activities	7,452	119,019

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2018 and 2017, are as follows:

Net cash flow provided by operating activities was $24,824 for the nine months ended September 30, 2018, compared to $8,019 for the nine months ended September 30, 2017.  The net increase during the 2018 period reflected an increase of approximately $14,478 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables and restricted cash), plus an increase of approximately $2,327 of cash flow from operating results.

Net cash used in investing activities was $27,844 for the nine months ended September 30, 2018, compared to $109,816 for the nine months ended September 30, 2017. We spent approximately $28,455 and $14,100 on capital projects for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, we received approximately $226 of insurance proceeds from the disposal of assets damaged in a fire at a property and approximately $385 of net proceeds from the sale of interest rate caps. For the nine months ended September 30, 2017, we funded approximately $87,600 for the acquisition of the 107 Columbia Heights property and an approximate $8,100 acquisition deposit for the 10 West 65th Street property.

Net cash provided by financing activities was $7,452 and $119,019 for the nine months ended September 30, 2018 and 2017, respectively. Cash was primarily provided in the nine months ended September 30, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338); and in the nine months ended September 30, 2017, by the IPO completed in February and March ($78,685) and net proceeds from the loan used in the 107 Columbia Heights acquisition (approximately $55,000). The Company paid distributions of $12,776 and $12,310 in the nine months ended September 30, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market, amortization of non-cash equity compensation, acquisition costs, loss on extinguishment of debt and gain on involuntary conversion, less recurring capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net income (loss) before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO
Net income (loss)	$1,251	$(1,569)	$(7,435)	$(4,478)
Real estate depreciation and amortization	4,351	4,086	13,382	12,084
FFO	$5,602	$2,517	$5,947	$7,606

AFFO
FFO	$5,602	$2,517	$5,947	$7,606
Amortization of real estate tax intangible	119	392	355	1,176
Amortization of above- and below-market leases	(479)	(431)	(1,438)	(1,297)
Straight-line rent adjustments	258	81	771	237
Amortization of debt origination costs	232	721	984	2,163
Interest rate cap mark-to-market	—	30	(237)	359
Amortization of LTIP awards	411	840	1,670	2,269
Acquisition costs	—	10	—	37
Loss on extinguishment of debt	—	—	6,981	—
Gain on involuntary conversion	(194)	—	(194)	—
Recurring capital spending	(184)	(134)	(426)	(411)
AFFO	$5,765	$4,026	$14,413	$12,139

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition costs and loss on extinguishment of debt, less gain on involuntary conversion.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net income (loss) before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA
Net income (loss)	$1,251	$(1,569)	$(7,435)	$(4,478)
Real estate depreciation and amortization	4,351	4,086	13,382	12,084
Amortization of real estate tax intangible	119	392	355	1,176
Amortization of above- and below-market leases	(479)	(431)	(1,438)	(1,297)
Straight-line rent adjustments	258	81	771	237
Amortization of LTIP awards	411	840	1,670	2,269
Interest expense, net	8,052	8,925	24,603	26,508
Acquisition costs	—	10	—	37
Loss on extinguishment of debt	—	—	6,981	—
Gain on involuntary conversion	(194)	—	(194)	—
Adjusted EBITDA	$13,769	$12,334	$38,695	$36,536

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NOI
Income from operations	$9,109	$7,356	$23,955	$22,030
Real estate depreciation and amortization	4,351	4,086	13,382	12,084
General and administrative expenses	1,858	2,501	7,602	7,285
Acquisition costs	—	10	—	37
Amortization of real estate tax intangible	119	392	355	1,176
Amortization of above- and below-market leases	(479)	(431)	(1,438)	(1,297)
Straight-line rent adjustments	258	81	771	237
NOI	$15,216	$13,995	$44,627	$41,552

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” of our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018) and the $63.5 million of 107 Columbia Heights debt outstanding as of September 30, 2018, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans and 3.0% for the 107 Columbia Heights loans. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $63.5 million of variable rate debt as of September 30, 2018, would impact annual net income by approximately $0.6 million.

The fair value of the Company’s notes payable was approximately $861.8 million and $839.8 million as of September 30, 2018, and December 31, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

Clipper realty inc.

November 1, 2018	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer