Form 10-K
period 2018-12-31
Clipper Realty Inc.
filed 2019-03-07
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 29, 2018, closing price of our Class A common stock on the New York Stock Exchange – $125,529,597

As of March 7, 2019, there were 17,812,755 shares of the Registrants' Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a Proxy Statement relating to its 2019 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

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

As of December 31, 2018, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

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

•	107 Columbia Heights in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA; and

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering.  These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock.  At December 31, 2018, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 59.6% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 40.4% of the aggregate distributions from the LLC subsidiaries.

The Tribeca House properties were purchased in December 2014 and consist of two nearly adjacent properties in the Tribeca neighborhood of Manhattan, New York. They comprise approximately 483,000 square feet of leasable residential area, with 506 apartment units, 11-foot ceilings and extensive amenities, and approximately 77,000 square feet of retail space, including an externally managed garage.

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

The 141 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002, along with the below-mentioned 250 Livingston Street property. It is a 15-story office building with approximately 206,000 square feet gross leasable area of commercial space. The property’s primary commercial tenant, the City of New York, executed a new 10-year lease in December 2015. Under the agreement, the City of New York has an option to terminate the lease after five years; if it decides to continue to occupy the building at such time, the annual rent will increase by 25% beginning the sixth year of the lease.

The 250 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002 (along with the 141 Livingston Street property), and consists of a 12-story office and residential building. It has approximately 294,000 square feet gross leasable area of commercial space and approximately 27,000 square feet of residential space. The property’s sole office tenant, the City of New York, has its two leases expiring in August 2020. The Company is in active discussions with the City regarding renewal of its leases. The office space has been remeasured to approximately 353,000 square feet, according to Real Estate Board of New York (“REBNY”) standards.

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

The 107 Columbia Heights property, purchased in May 2017 in vacant condition, is located in the Brooklyn Heights neighborhood of Brooklyn, New York. The property consists of approximately 102,000 square feet of residential space. Renovations are almost complete to create 158 well-appointed studio, one- and two-bedroom units, with amenities and indoor parking for 68 cars.

The 10 West 65th Street property, purchased in October 2017, is located in the Upper West Side neighborhood of Manhattan, New York, less than a block from Central Park. The property consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. Touro College, which had leased 40 apartment units in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company is in the process of repositioning the apartments and expects to lease them at market rates.

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

●	Expertise in repositioning and managing multifamily residential properties.

●	Experienced management team with a proven track record over generations in New York real estate.

●	Balance sheet well-positioned for future growth.

●	Strong internal rent growth prospects.

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

Employees

As of December 31, 2018, we had 203 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union contract is in effect through December 31, 2019.

Company Information

Our principal executive offices are located at 4611 12th Avenue, Brooklyn, New York 11219. Our current facilities are adequate for our present and future operations. Our telephone number is (718) 438-2804. Our website address is www.clipperrealty.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2018, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 500,228 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 16% of the total rentable square feet in our portfolio and approximately 16% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Our portfolio’s revenue is currently generated from six properties.

As of December 31, 2018, our portfolio consisted of seven properties – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property and the 107 Columbia Heights property, which accounted for 33.3%, 36.5%, 10.4%, 10.4%, 6.7%, 2.7% and 0.0%, respectively, of our portfolio’s total revenue for the year ended December 31, 2018. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2018, we had approximately 82,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 62% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2019 (including month-to-month leases). As of December 31, 2018, we had no vacant commercial and retail space. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

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

We may engage in development, redevelopment or repositioning activities with respect to our properties as we believe market conditions dictate. For example, we plan to continue to execute on our comprehensive renovation and modernization program at our Flatbush Gardens property, which may include improvements to the common areas of the complex and upgrades to individual apartments. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment. Separately, we are in the process of repositioning our 107 Columbia Heights property, including improvements to common areas of the building and upgrades to individual apartments.

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

The application of rent stabilization to apartments in our multifamily residential properties could limit the amount of rent we are able to collect, which could have a material adverse effect on our cash flows and our ability to fully take advantage of the investments that we are making in our properties. In addition, there can be no assurances that changes to rent stabilization laws, such as those proposed by New York City Mayor de Blasio, will not have a similar or greater negative impact on our ability to collect rents.

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

If there is a transfer of a controlling interest in any of our properties (or in the entities through which we hold our properties), issuances of our common stock in exchange for Class B LLC units pursuant to the exchange right granted to holders of Class B LLC units, sales of Class B LLC units by the holders thereof or the issuance of LLC interests to our Operating Partnership, we may be obligated to pay New York City and New York State transfer tax based on the fair market value of the New York City and/or New York State real property transferred.

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

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

Risks Related to Our Business and Operations

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2018, we had no corporate debt and $925.6 million in property-level debt. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder approval. For example, we have established a policy for our target leverage ratio in a range of 45% to 55%. Under the policy, our leverage ratio may be greater than or less than the target range from time to time and our board of directors may amend our target leverage ratio range at any time without stockholder approval. Accordingly, while not intending to do so, we may adopt policies that may have an adverse effect on our financial condition, results of operations, ability to pay dividends or make other distributions to our stockholders and the market value of our common stock.

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

David Bistricer, our Co-Chairman and Chief Executive Officer, and Sam Levinson, our Co-Chairman and Head of the Investment Committee, have outside business interests that will take their time and attention away from us, which could materially and adversely affect us. In addition, notwithstanding the Investment Policy, members of our senior management may in certain circumstances engage in activities that compete with our activities or in which their business interests and ours may be in conflict.

Our Co-Chairman and Chief Executive Officer, David Bistricer, our Co-Chairman and Head of the Investment Committee, Sam Levinson, and other members of our senior management team continue to own interests in properties and businesses that were not contributed to us in the formation transactions. For instance, each of David Bistricer, our Co-Chairman and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, is an officer of Clipper Equity and each of Sam Levinson, our Co-Chairman and Head of the Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, has ownership interests in Clipper Equity. Clipper Equity owns interests in, and controls and manages entities that own interests in, multifamily and commercial properties in the New York metropolitan area.

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

We have entered into a tax protection agreement with our continuing investors pursuant to which we have agreed to indemnify the continuing investors against certain tax liabilities incurred during the 8-year period following the private offering (or with respect to item (iv) below, certain tax liabilities resulting from certain transfers occurring during the 8-year period following the private offering) if those tax liabilities result from (i) the sale, transfer, conveyance or other taxable disposition of any of the properties of our LLC subsidiaries, (ii) any of Renaissance, Berkshire or Gunki LLC failing to maintain a level of indebtedness allocable for U.S. federal income tax purposes to any of the continuing investors such that any of the continuing investors is allocated less than a specified minimum indebtedness in each such LLC subsidiary (in order to comply with this requirement, (1) Renaissance needs to maintain approximately $101.3 million of indebtedness, (2) Berkshire needs to maintain approximately $125.8 million of indebtedness and (3) Gunki needs to maintain approximately $34.4 million of indebtedness), (iii) in a case that such level of indebtedness cannot be maintained, failing to make available to such a continuing investor the opportunity to execute a guarantee of indebtedness of the LLC subsidiary meeting certain requirements that would enable the continuing investor to continue to defer certain tax liabilities, or (iv) the imposition of New York City or New York State real estate transfer tax liability upon a continuing investor as a result of the formation transactions, private offering, this offering and/or certain subsequent transactions (including subsequent issuances of additional LLC units or interests, issuances of OP units by the Operating Partnership, issuances of common stock by Clipper Realty, issuances of common stock in exchange for Class B LLC units or dispositions of property by any LLC subsidiary), or as a result of any of those transfers being aggregated. We estimate that had all of their assets subject to the tax protection agreement been sold in a taxable transaction immediately after the private offering, the amount of our LLC subsidiaries’ indemnification obligations (based on then-current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $364.9 million. In addition, we estimate that if New York City or New York State real estate transfer taxes had been imposed on our continuing investors, the maximum amount of our LLC subsidiaries’ indemnification obligations pursuant to the tax protection agreement in respect of New York City or New York State real estate transfer tax liability (based on then-current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $74.9 million (although the amount may be significantly less). We do not presently intend to sell or take any other action that would result in a tax protection payment with respect to the properties covered by the tax protection agreement.

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

As of December 31, 2018, we had approximately $925.6 million of total indebtedness, all of which was property-level debt. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018.

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

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2018, we had $925.6 million principal amount of combined property mortgages and other secured debt. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. In addition, early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2018, approximately $139.7 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock. Based on our aggregate variable rate debt outstanding as of December 31, 2018, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $1.4 million in interest expense on an annual basis. The amount of this change includes the benefit of hedging instruments we currently have in place.

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

The Tax Act resulted in significant changes to the Code.

On December 22, 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018.  The Tax Act makes major changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. By reducing the corporate tax rate, it is possible that the Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. However, the Act also made certain changes to the Code which are generally advantageous to REITs and their shareholders. For instance, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. The Tax Act is not expected to have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or on our results of operations. Technical corrections or other amendments to the Tax Act or administrative guidance interpreting the Tax Act may be forthcoming at any time.  Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

We are an “emerging growth company” as defined in the JOBS Act, and we currently take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the earliest of the last day of the fiscal year (a) ending December 31, 2022, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2018, our portfolio consisted of seven properties totaling approximately 3.1 million rentable square feet (plus an approximate 102,000 rentable square feet under development) and was approximately 97.9% leased. These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property and the 107 Columbia Heights residential property.

The table below presents an overview of the Company’s portfolio as of December 31, 2018:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units	Percent Leased	Annual Base Rental Revenue (millions)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,528		390	94.9%	$25.8	$69.59
53 Park Place	Manhattan	1921	86,288		116	97.4%	$5.9	$69.53
Flatbush Gardens complex	Brooklyn	1950	1,748,577	(1)	2,496	98.4%	$40.7	$23.77
250 Livingston Street	Brooklyn	1920	26,819	(2)	36	94.4%	$1.1	$44.98
Aspen	Manhattan	2004	165,542		232	99.6%	$5.8	$36.26
10 West 65th Street	Manhattan	1939	75,678		82	86.6% (3)	$2.9	$43.01
			2,499,432		3,352	97.5%	$82.2	$33.97

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1	100.0%	$8.2	$40.00
250 Livingston Street	Brooklyn	1920	294,144	(4)	1	100.0%	$8.2	$27.71
			500,228		2	100.0%	$16.4	$32.77

Retail
50 Murray Street (retail)	Manhattan		44,436		7	100.0%	$2.4	$53.43
50 Murray Street (parking)	Manhattan		24,200		1	100.0%	$1.2	$50.67
53 Park Place (retail)	Manhattan		8,600		1	100.0%	$0.4	$41.38
141 Livingston Street (parking/other)	Brooklyn		14,853		1	100.0%	$0.4	$25.25
250 Livingston Street (retail)	Brooklyn		990		1	100.0%	$0.1	$116.25
250 Livingston Street (parking)	Brooklyn		—		—	—	$0.2	—
Aspen (retail)	Manhattan		21,060		3	100.0%	$0.9	$44.22
Aspen (parking)	Manhattan		—		—	—	$0.3	—
			114,139		14	100.0%	$5.9	$52.13

Total			3,113,799		3,368	98.0%	$104.5	$34.45

Real Estate Under Development
107 Columbia Heights	Brooklyn	1959	102,131

(1)	Comprises 59 buildings.

(2)	Conversion of floors 9-12 into residential units occurred in 2003-2005, 2008-2009 and 2013, with renovation of residential units on the 12th floor from 2014 to 2017.

(3)   Touro College, which had leased 40 apartment units in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company is in the process of repositioning the apartments and expects to lease them at market rates.

(4)	Has been remeasured to approximately 353,000 square feet according to REBNY standards.

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2019.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2019	4	210,622	$8,941,044	40.6%
2020	3	302,771	8,645,684	39.3%
2021	—	—	—	—
2022	3	57,200	2,354,243	10.7%
2023	2	10,812	672,264	3.0%
2024	1	1,500	123,750	0.6%
2025	—	—	—	—
2026	—	—	—	—
2027	1	7,568	325,000	1.5%
2028	—	—	—	—
Thereafter	4	16,609	959,582	4.3%
Total	18	607,082	$22,021,567	100.0%

Descriptions of Our Properties

Tribeca House

The Company purchased the 50 Murray Street and 53 Park Place buildings on December 15, 2014.

These buildings were built in 1964 and 1921, respectively, renovated in 2001, and comprise a total of 506 units which include studio and one- and two-bedroom apartments as well as retail space and parking. The buildings are both full-service luxury rentals which include building finishes such as ceilings as high as 11 feet, stainless steel appliances and granite countertops and amenities such as a doorman, elevator, landscaped roof deck, rooftop basketball court, tenant lounge, game room, toddlers’ play room, in-house valet service and screening room. 50 Murray Street includes 390 units and 396,528 square feet and 53 Park Place includes 116 units and 86,288 square feet. Both buildings are unencumbered by rent regulation.

The properties also feature approximately 77,200 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space and an externally-managed garage. Tenants in this space include Equinox (a premium fitness club), and the Amish Market (a food market). Other tenants include AT&T, Starbucks and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2018 is approximately seven years.

Property highlights include:

Location	•	50 Murray Street and 53 Park Place
Building Type	•	Residential
	•	Retail
Number of Units	•	506 units
Amenities	•	Doorman
	•	Landscaped roof deck
	•	Rooftop basketball court
	•	Tenant lounge
	•	Game room
	•	Toddler’s play room
	•	In house valet service
	•	Screening room
Nearby Rapid Transit Access	•	MTA Subway A, C, E, N, R, 1, 2, 3 trains
	•	PATH train

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,496 studio, one-bedroom, two-bedroom, and three-bedroom apartments, and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the gross leasable area is 1,748,577 square feet.

Address	Block	Lot	Site Area (Sq. Ft.)	Net Leasable Area (Sq. Ft.)	No. of Units
3101 Foster Avenue	4964	47	60,000	120,276	168
1405 Brooklyn Avenue	5000	200	47,500	90,762	144
1402 Brooklyn Avenue	4981	50	161,655	293,898	420
1368 New York Avenue	4964	40	195,865	354,756	504
3505 Foster Avenue	4967	40	182,300	355,476	504
3202-24 Foster Avenue	4995	30	112,875	239,316	336
1401 New York Avenue	4981	1	138,745	294,093	420
Total			898,940	1,748,577	2,496

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

141 Livingston Street

The 141 Livingston Street property is a 15-story office building with 206,084 commercial square feet, located on a 0.26-acre site in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a new 10-year lease in December 2015. Under the agreement, the City of New York has an option to terminate the lease after five years; however, if it decides to continue to occupy the building at that time, the rent will increase by 25%, or $2.1 million annually, beginning the sixth year of the lease. The property is located approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-stop access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance of Barclays Center and Atlantic Avenue. In addition, the property includes an adjacent lot at 22 Smith Street currently used as a parking lot having approximately 5,000 square feet.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Amenities	•	Elevators
	•	Parking
Nearby Rapid Transit Access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

250 Livingston Street

The 250 Livingston Street property is a 12-story mixed-use building with commercial and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. There is 294,144 square feet of office space which is currently 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under two leases that expire in August 2020; this space has been remeasured according to REBNY standards to approximately 353,000 square feet, an increase consistent with a previous remeasurement at the nearby 141 Livingston Street property, which features a similar class of office space. The Company is in active discussions with the City regarding renewal of its leases. Additionally, the property includes 36 multifamily residential apartment units (26,819 square feet), which were developed by Clipper Equity from 2003 through 2013.

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

Property highlights include:

Location	•	1955 1st Avenue
Building Type	•	Residential
	•	Retail
Amenities	•	Courtyard, game room, fitness center
Nearby Rapid Transit Access	•	MTA Subway Q, 4, 5, 6 trains

107 Columbia Heights

In May 2017, the Company purchased the 107 Columbia Heights property in the historic Brooklyn Heights district in Brooklyn for $87.5 million, in vacant condition. The property consisted of 161 residential units and is located near the Clark Street subway stop, the Brooklyn-Queens Expressway, the Brooklyn Bridge, the Manhattan Bridge and multiple bus lines. Renovations are almost complete to create 158 well-appointed studio, one- and two-bedroom units, with amenities and indoor parking for 68 cars; based on current market prices in the area, the units are expected to be leased at an average rental rate of $65-$75 per rentable square foot. Amenities will include various unit terraces, a rooftop terrace, a fitness center and a landscaped garden. We believe these improvements will allow us to achieve maximum rents over time.

Property highlights include:

Location	•	107 Columbia Heights
Building Type	•	Residential
Amenities	•	Courtyard, rooftop terrace, fitness center
Nearby Rapid Transit Access	•	MTA Subway 2, 3, A, C, F trains

10 West 65th Street

In October 2017, the Company purchased the 10 West 65th Street property in the Upper West Side neighborhood of Manhattan for $79 million. The property, located less than a block from Central Park, consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. The property is located near Lincoln Center and several prominent museums. Touro College, which had leased 40 apartment units in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company is in the process of repositioning the apartments and expects to lease them at market rates.

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

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information

Our common stock is traded on the NYSE under the ticker symbol CLPR. The stock began trading on February 10, 2017.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from February 10, 2017 (the date our common stock began trading on the NYSE) through December 31, 2018, as well as the corresponding returns on an overall stock market index (S&P SmallCap 600) and a peer group index (MSCI US REIT Index). Historical total stockholder return is not necessarily indicative of future results.

Holders

As of February 19, 2019, there were 1,090 holders of record of our common stock.

Dividends

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

 U.S. federal income tax law requires that we distribute annually at least 90% of our taxable income (without regard to the dividends paid deduction and excluding net capital gains). As a result, we expect to generally distribute a significant percentage of our available cash to holders of our common stock. Therefore, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. We expect that we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional shares of common stock, our operating partnership issues OP units or our existing or new LLC subsidiaries issue LLC units in connection with any acquisitions or other transactions, the payment of distributions on those additional securities may increase the risk that we will be unable to maintain or increase our distributions to stockholders.

Any future distributions we make will be at the discretion of our board of directors and will depend on a number of factors, including prohibitions or restrictions under financing agreements, our charter, applicable law and other factors described below.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan and 2015 Director Plan.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	575,928	—	424,072
2015 Director Plan	148,520	—	201,480

Equity compensation plans not approved by security holders	—	—	—
Total	724,448	-	625,552

Recent Sales of Unregistered Securities

None.

item 6. SELECTED HISTORICAL FINANCIAL DATA.

The following tables show selected consolidated financial data for the Company and the Predecessor for the periods indicated. You should read the selected historical financial data in conjunction with the more detailed information contained in the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	(in thousands, except per share data)
	Year ended December 31,
	2018	2017	2016	2015		2014
Consolidated Statement of Operations
Revenues
Residential rental income	$79,365	$73,667	$67,165	$60,784		$31,413
Commercial income	21,508	21,914	18,558	17,256		12,382
Tenant recoveries	4,884	5,102	4,061	3,477		2,415
Garage and other income	4,240	3,269	3,221	3,087		1,562
Total revenues	109,997	103,952	93,005	84,604		47,772
Operating Expenses
Property operating expenses	27,267	27,029	25,442	23,283		19,673
Real estate taxes and insurance	22,293	20,685	17,740	14,926		6,560
General and administrative	9,873	9,944	8,405	5,296		2,358
Acquisition and organization costs	101	69	326	75		326
Depreciation and amortization	18,005	16,721	15,295	12,521		4,472
Total operating expenses	77,539	74,448	67,208	56,101		33,389
Income from operations	32,458	29,504	25,797	28,503		14,383
Interest expense, net	(32,781)	(35,505)	(38,136)	(36,703)		(9,145)
Loss on extinguishment of debt	(8,872)	—	—	—		—
Gain on involuntary conversion	194	—	—	—		—
Net loss	$(9,001)	$(6,001)	$(12,339)	(8,200)		$5,238
Net loss attributable to Predecessor and non-controlling interests	5,368	3,644	8,604	6,835
Dividends attributable to preferred shares	—	(8)	(19)	—
Net loss attributable to common stockholders	$(3,633)	$(2,365)	$(3,754)	$(1,365)
Basic and diluted net loss per share	$(0.22)	$(0.15)	$(0.34)	$(0.12	)(1)
Weighted average common shares / OP units:
Common shares outstanding	17,813	17,021	11,423	11,423
OP units outstanding	26,317	26,317	26,317	26,317
Diluted shares outstanding	44,130	43,338	37,740	37,740

Cash Flow Data
Operating activities	$27,256	$10,440	$9,350	$9,440		$7,472
Investing activities	(39,295)	(187,656)	(121,285)	(9,025)		(226,822)
Financing activities	41,127	147,609	24,150	115,760		224,707

Non-GAAP Financial Measures(2)
FFO	$9,004	$10,720	$2,956	$4,321		$9,710
AFFO	19,818	16,682	9,998	9,247		8,266
Adjusted EBITDA	52,091	49,554	43,743	41,531		18,482
Net Operating Income (NOI)	60,024	56,388	49,625	46,118		20,840

(1)	Figure is for the period from August 3, 2015 to December 31, 2015.
(2)	In this Annual Report on Form 10-K, we disclose and discuss FFO, AFFO, Adjusted EBITDA and NOI, all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. For further discussion about our use of FFO, AFFO, Adjusted EBITDA and NOI as non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

	(in thousands)
	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Investment in real estate, net	$1,025,737	$996,892	$823,077	$726,107	$728,744
Cash and cash equivalents	37,028	7,940	37,547	125,332	9,157
Restricted cash	8,836	13,730	11,105	9,962	5,876
Total assets	1,101,008	1,052,085	905,208	881,118	766,856
Notes payable, net of unamortized debt costs	913,564	843,946	754,459	713,440	708,228
Total liabilities	939,523	866,494	778,992	734,741	729,659
Stockholders’ equity	65,182	74,912	38,201	44,303	—
Total equity	161,485	185,591	126,216	146,377	37,197

Property-Related Data (unaudited)
Residential property rentable square feet
Flatbush Gardens	1,749	1,735	1,735	1,735	1,735
% leased	98.4%	97.1%	96.9%	96.2%	94.4%
Tribeca House	483	482	481	479	479
% leased	95.5%	91.1%	90.2%	83.5%	94.5%
250 Livingston Street	27	27	27	27	27
% leased	94.4%	94.4%	87.6%	94.4%	90.0%
Aspen	166	166	166	—	—
% leased	99.6%	96.1%	98.7%	—	—
10 West 65th Street	76	75	—	—	—
% leased	86.6%	87.8%	—	—	—
Commercial and retail property rentable square feet
141 Livingston Street (remeasured)	216	216	216	216	159
% leased	100%	100%	100%	100.0%	100.0%
250 Livingston Street (remeasured)	353	353	353	353	353
% leased	100%	100%	100%	99.7%	99.7%
Tribeca House	77	77	77	77	77
% leased	100%	100%	100%	95.9%	95.9%
Aspen	21	21	21	—	—
% leased	100%	100%	100%	—	—

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

Overview of Our Company

Clipper Realty Inc. (the “Company” or “we”) is a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multifamily residential and commercial properties in the New York metropolitan area, with a current portfolio in Manhattan and Brooklyn. Our primary focus is to own, manage and operate our portfolio and to acquire and reposition additional multifamily residential and commercial properties in the New York metropolitan area. The Company has been organized and operates in conformity with the requirements for qualification and taxation as a real estate investment trust (“REIT”) under the U.S. federal income tax law and elected to be treated as a REIT commencing with the taxable year ended December 31, 2015.

The Company was incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2018, the Company owns:

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

Touro College, which had leased 40 apartment units at the 10 West 65th Street property in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company is in the process of repositioning the apartments and expects to lease them at market rates.

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

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 59.6% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 40.4% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the 107 Columbia Heights property and the 10 West 65th Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants.

Trends

During 2018, 2017 and 2016, the Company’s properties generally experienced increasing demand. At the 141 Livingston Street property, in the downtown Brooklyn neighborhood, the Company entered into a new lease with the City of New York in December 2015 that provided for a 94% increase in rent per square foot and a 29% increase in rentable square feet through a remeasurement. At the nearby 250 Livingston Street property, the Company entered into a lease renewal with the City of New York in December 2016 for a portion of the office space that provided for an 86% increase in rent per square foot and a 35% increase in rentable square feet through a remeasurement; both City of New York leases at the property expire in August 2020, with active discussions regarding renewal underway. At the Flatbush Gardens residential apartment complex, the Company increased average rent per square foot from $20.63 at December 31, 2015, to $21.24 at December 31, 2016, to $22.47 at December 31, 2017 and $23.77 at December 31, 2018. At the Tribeca House property, the Company increased average residential rent per square foot from $65.50 at December 31, 2015, to $68.05 at December 31, 2016, to $69.18 at December 31, 2017 and $69.58 at December 31, 2018. At the Aspen property, the Company increased average residential rent per square foot from $30.72 at acquisition in June 2016, to $33.05 at December 31, 2016, to $35.07 at December 31, 2017 and $36.26 at December 31, 2018.  The Company did not have any significant retail lease renewals during this time period.

Throughout 2018, 2017 and 2016, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2018, was approximately 4.2% per annum. Although interest rates have generally increased in conjunction with an improving economy, they continue to be at relatively low levels vs. historical norms.

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

A majority of the leases at our apartment communities are for approximately one-year terms, which generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason. Our ability to seek increased rents at our Flatbush Gardens property is limited, however, as a result of the rent stabilization laws and regulations of New York City. These regulations generally limit rental increases we can charge at our Flatbush Gardens property upon lease renewal for our legacy tenants; effective October 1, 2018, such increases are 1.5% for a one-year lease and 2.5% for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property on new leases, although, on average, such maximum rent is approximately 30% above our actual average rental rates for such leases. At our Aspen property, the residential units are subject to regulation established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no such rent stabilization restrictions at the Tribeca House properties, the 250 Livingston Street property, the 107 Columbia Heights property and the 10 West 65th Street property. At the 10 West 65th Street property, we are currently in the process of repositioning 40 apartment units following termination of the Touro College lease effective January 31, 2019, which will temporarily reduce our rental revenue from the property.

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

We seek earnings growth primarily through increasing rents and occupancy at existing properties, and acquiring additional apartment communities in markets complementing our existing portfolio locations. Our apartment and commercial properties are concentrated in six neighborhoods within the boroughs of Manhattan and Brooklyn in New York City, which makes us susceptible to adverse developments in these markets. As a result, we are particularly affected by the local economic conditions in these markets, including, but not limited to, changes in supply of or demand for apartment units in our markets, competition for real property investments in our markets, changes in government rules, regulations and fiscal policies, including those governing real estate usage and tax, and any environmental risks related to the presence of hazardous or toxic substances or materials at or in the vicinity of our properties, which could negatively affect our overall performance.

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

Historical Results of Operations

Our focus throughout the years ended December 31, 2018, 2017 and 2016, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned for the full period in each comparison.

Income Statement for the Years Ended December 31, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Less: 10 West 65th Street	2017 excluding 10 West 65th Street	Increase (decrease)%
Revenues
Residential rental income	$79,365	$2,997	$76,368	$73,667	$544	$73,123	$3,245	4.4%
Commercial income	21,508	—	21,508	21,914	—	21,914	(406)	(1.9)%
Tenant recoveries	4,884	—	4,884	5,102	—	5,102	(218)	(4.3)%
Garage and other income	4,240	14	4,226	3,269	—	3,269	957	29.3%
Total revenues	109,997	3,011	106,986	103,952	544	103,408	3,578	3.5%
Operating Expenses
Property operating expenses	27,267	461	26,806	27,029	95	26,934	(128)	(0.5)%
Real estate taxes and insurance	22,293	837	21,456	20,685	143	20,542	914	4.5%
General and administrative	9,873	286	9,587	9,944	19	9,925	(338)	(3.4)%
Acquisition and other	101	(8)	109	69	16	53	56	105.7%
Depreciation and amortization	18,005	1,083	16,922	16,721	375	16,346	576	3.5%
Total operating expenses	77,539	2,659	74,880	74,448	648	73,800	1,080	1.5%
Income from operations	32,458	352	32,106	29,504	(104)	29,608	2,498	8.4%
Interest expense, net	(32,781)	(1,246)	(31,535)	(35,505)	(227)	(35,278)	(3,743)	(10.6)%
Loss on extinguishment of debt	(8,872)	—	(8,872)	—	—	—	8,872	NM
Gain on involuntary conversion	194	—	194	—	—	—	194	NM
Net loss	$(9,001)	$(894)	$(8,107)	$(6,001)	$(331)	$(5,670)	$(2,437)	(43.0)%

Revenue.   Residential rental revenue, excluding 10 West 65th Street, increased from $73,123 for the year ended December 31, 2017, to $76,368 for the year ended December 31, 2018, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.47 (96.4% leased occupancy) at December 31, 2017, to $23.77 (98.4% leased occupancy) at December 31, 2018.  Base rent per square foot increased at the Tribeca House property from $69.18 (91.1% leased occupancy) at December 31, 2017, to $69.58 (95.5% leased occupancy) at December 31, 2018.

Commercial rental revenue decreased moderately from $21,914 for the year ended December 31, 2017, to $21,508 for the year ended December 31, 2018.

Tenant recoveries decreased moderately from $5,102 for the year ended December 31, 2017, to $4,884 for the year ended December 31, 2018, primarily due to approximately $600 of recoveries in 2017 from resolution of a prior-year lease interpretation at the 141 Livingston Street property, partially offset by higher billable expenses in 2018.

Garage and other income, excluding 10 West 65th Street, increased from $3,269 for the year ended December 31, 2017, to $4,226 for the year ended December 31, 2018. The increase was primarily due to a scheduled garage rent increase at the Tribeca House property, air conditioning charges and laundry income at the Flatbush Gardens property and other fees at the Tribeca House property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding 10 West 65th Street, decreased slightly from $26,934 for the year ended December 31, 2017, to $26,806 for the year ended December 31, 2018.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding 10 West 65th Street, increased from $20,542 for the year ended December 31, 2017, to $21,456 for the year ended December 31, 2018, primarily due to increased real estate taxes at all properties, substantially offset by the cessation of amortization of real estate tax intangible assets relating to the purchase of the Tribeca House property.

General and administrative. General and administrative expenses, excluding 10 West 65th Street, decreased from $9,925 for the year ended December 31, 2017, to $9,587 for the year ended December 31, 2018, primarily due to a decrease in LTIP amortization expense, partially offset by an increase in other fees and expenses.

Depreciation and amortization. Depreciation and amortization expense, excluding 10 West 65th Street, increased from $16,346 for the year ended December 31, 2017, to $16,922 for the year ended December 31, 2018, due to additions to real estate.

Interest expense, net. Interest expense, net, excluding 10 West 65th Street, decreased from $35,278 for the year ended December 31, 2017, to $31,535 for the year ended December 31, 2018. The decrease resulted from lower rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018, partially offset by an increase in debt outstanding and a higher rate from the refinancing of the 250 Livingston Street property in December 2018, and lower amortization of loan costs. Interest expense, excluding 10 West 65th Street, included amortization of loan costs and changes in fair value of interest rate caps of $993 and $3,146 for the year ended December 31, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt related to the repayment of the Flatbush Gardens and Tribeca House loans in February 2018 and the defeasance of the 250 Livingston Street loan in December 2018. The amount included charges for early extinguishment of the debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss, excluding 10 West 65th Street, increased from $5,670 for the year ended December 31, 2017, to $8,107 for the year ended December 31, 2018.

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

Liquidity and Capital Resources

As of December 31, 2018, we had $913.6 million of indebtedness (net of unamortized issuance costs) secured by our properties, and $37.0 million of cash. As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018.

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

We believe that our current cash flows from operations, coupled with additional mortgage debt, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries for at least the next twelve months. However, no assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, and the principal amounts outstanding as of December 31, 2018, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2018
Flatbush Gardens, Brooklyn, NY	3/1/2028	3.50%	$246,000
250 Livingston Street, Brooklyn, NY	12/9/2020	LIBOR + 2.15%	75,000
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	77,333
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	68,199
107 Columbia Heights, Brooklyn, NY	5/9/2020	LIBOR + 3.85%	64,731
10 West 65th Street, Manhattan, NY	11/1/2027	3.375%	34,350
			$925,613

Tribeca House properties

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2018, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Flatbush Gardens

There is $246.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2018, in the form of a mortgage note to New York Community Bank. The note matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to certain prepayment premiums, as defined.

141 Livingston Street

There is $77.3 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2018, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of approximately $374,000 thereafter based on a 30-year amortization schedule. We may prepay the debt in whole or in part, subject to a prepayment premium. Our Co-Chairman/Chief Executive Officer and entities controlled by our Co-Chairman/Head of Investment Committee entered into a guaranty of certain recourse obligations in connection with this loan for which we will indemnify them.

250 Livingston Street

There is $75.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2018, in the form of a mortgage note to Citibank, N.A.. The note matures on December 9, 2020, is subject to three one-year extension options, requires interest-only payments and bears interest at one-month LIBOR plus 2.15% (4.7% as of December 31, 2018).  We may prepay the debt within eighteen months of maturity, in whole or in part, without a prepayment premium.

Aspen

There is $68.2 million in mortgage debt secured by Aspen, as of December 31, 2018, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the mortgage debt prior to the maturity date, subject to a prepayment premium.

107 Columbia Heights

There is $59.0 million in mortgage debt secured by 107 Columbia Heights as of December 31, 2018, in the form of a mortgage note to a unit of Blackstone Mortgage Trust, Inc., entered into in connection with the acquisition of the property. There is also a construction loan secured by the building with the same lender that will provide up to $14.7 million for 100% of eligible capital improvements and carrying costs, of which approximately $5.7 million was drawn as of December 31, 2018. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (6.4% as of December 31, 2018).

10 West 65th Street

There is $34.4 million in mortgage debt secured by 10 West 65th Street as of December 31, 2018, in the form of a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property. The note matures on November 1, 2027, and bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through October 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2018:

	(in thousands)
	Principal	Interest	Total
2019	$2,962	$39,108	$42,070
2020	144,919	36,828	181,747
2021	8,553	31,090	39,643
2022	8,866	30,777	39,643
2023	9,191	30,452	39,643
Thereafter	751,122	126,834	877,956
Total	$925,613	$295,089	$1,220,702

The Company is obligated to provide parking availability through August 2020 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the years ended December 31, 2018, 2017 and 2016, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.0 million, $16.6 million and $10.0 million, respectively.

Cash Flows for the Years ended December 31, 2018 and 2017 (in thousands)

	Year Ended December 31,
	2018	2017
Operating activities	$27,256	$10,440
Investing activities	(39,295)	(187,656)
Financing activities	41,127	147,609

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017, are as follows:

Net cash provided by operating activities was $27,256 for the year ended December 31, 2018, compared to $10,440 for the year ended December 31, 2017. The net increase during the 2018 period reflected an increase of approximately $13,667 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables and restricted cash), plus an increase of approximately $3,149 of cash flow from operating results.

Net cash used in investing activities was $39,295 for the year ended December 31, 2018, compared to $187,656 for the year ended December 31, 2017. We spent approximately $39,877 and $20,276 on capital projects for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we received approximately $226 of insurance proceeds from the disposal of assets damaged in a fire at a property and approximately $356 of net proceeds from the sale and purchase of interest rate caps. For the year ended December 31, 2017, we funded approximately $87,600 for the acquisition of the 107 Columbia Heights property and approximately $79,800 for the acquisition of the 10 West 65th Street property.

Net cash provided by financing activities was $41,127 for the year ended December 31, 2018, compared to $147,609 for the year ended December 31, 2017. Cash was primarily provided in the year ended December 31, 2018, by proceeds from new loans on the Flatbush Gardens, Tribeca House and 250 Livingston Street properties ($681,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties and defeasance of the existing loan on the 250 Livingston Street property (approximately $611,000) and loan issuance and extinguishment costs ($12,325); and in the year ended December 31, 2017, by the IPO completed in February and March ($78,685) and proceeds from new loans in connection with the 107 Columbia Heights and 10 West 65th Street acquisitions (approximately $94,400), offset by loan issuance costs ($4,888). The Company paid distributions of $17,038 and $16,565 in the years ended December 31, 2018 and 2017, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 75% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market, amortization of non-cash equity compensation, acquisition and other costs, loss on extinguishment of debt and gain on involuntary conversion, less recurring capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2018	2017	2016
FFO
Net loss	$(9,001)	$(6,001)	$(12,339)
Real estate depreciation and amortization	18,005	16,721	15,295
FFO	$9,004	$10,720	$2,956

AFFO
FFO	$9,004	$10,720	$2,956
Amortization of real estate tax intangible	475	1,568	1,476
Amortization of above- and below-market leases	(1,917)	(1,729)	(1,730)
Straight-line rent adjustments	1,029	311	56
Amortization of debt origination costs	1,289	2,899	5,200
Interest rate cap mark-to-market	(208)	261	(139)
Amortization of LTIP awards	1,940	3,110	2,523
Acquisition and other	101	69	326
Loss on extinguishment of debt	8,872	—	—
Gain on involuntary conversion	(194)	—	—
Recurring capital spending	(573)	(527)	(670)
AFFO	$19,818	$16,682	$9,998

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs and loss on extinguishment of debt, less gain on involuntary conversion.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2018	2017	2016
Adjusted EBITDA
Net loss	$(9,001)	$(6,001)	$(12,339)
Real estate depreciation and amortization	18,005	16,721	15,295
Amortization of real estate tax intangible	475	1,568	1,476
Amortization of above- and below-market leases	(1,917)	(1,729)	(1,730)
Straight-line rent adjustments	1,029	311	56
Amortization of LTIP awards	1,940	3,110	2,523
Interest expense, net	32,781	35,505	38,136
Acquisition and other	101	69	326
Loss on extinguishment of debt	8,872	—	—
Gain on involuntary conversion	(194)	—	—
Adjusted EBITDA	$52,091	$49,554	$43,743

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition and other costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2018	2017	2016
NOI
Income from operations	$32,458	$29,504	$25,797
Real estate depreciation and amortization	18,005	16,721	15,295
General and administrative expenses	9,873	9,944	8,405
Acquisition and other	101	69	326
Amortization of real estate tax intangible	475	1,568	1,476
Amortization of above- and below-market leases	(1,917)	(1,729)	(1,730)
Straight-line rent adjustments	1,029	311	56
NOI	$60,024	$56,388	$49,625

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements included in Item 15 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of 107 Columbia Heights debt outstanding and the $75.0 million of 250 Livingston Street debt outstanding as of December 31, 2018, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the 107 Columbia Heights loans and 4.0% for the 250 Livingston Street loan. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $139.7 million of variable rate debt as of December 31, 2018, would impact annual net income by approximately $1.4 million.

The fair value of the Company’s notes payable was approximately $927.6 million and $839.8 million as of December 31, 2018 and 2017, respectively.

As described in Note 7 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and defeased its 250 Livingston Street loan on December 6, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last quarter covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2018.

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

None.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

2)	Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

3)	Exhibits: See the Exhibit Index

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement

3.2*	Bylaws

3.3*	Articles Supplementary

10.1*	Amended and Restated Limited Liability Company Agreement of Berkshire Equity LLC

10.2*	Amended and Restated Limited Liability Company Agreement of 50/53 JV LLC

10.3*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Equity Holdings LLC

10.4*	Amended and Restated Limited Liability Company Agreement of Gunki Holdings LLC

10.5*	Registration Rights Agreement, made and entered into as of August 3, 2015, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.6*	Registration Rights Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and each of the Holders from time to time party thereto.

10.7†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and David Bistricer

10.8†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Lawrence Kreider

10.9†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Jacob Schwimmer

10.10†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and JJ Bistricer

10.11†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.12†*	Clipper Realty Inc. 2015 Non-Employee Director Plan

10.13†*	Clipper Realty Inc. 2015 Executive Incentive Compensation Plan

10.14†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan Restricted LTIP Unit Agreement

10.15†*	Clipper Realty Inc. 2015 Non-Employee Director Plan Restricted LTIP Unit Agreement

10.16*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Renaissance Equity Holdings LLC

10.17*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Berkshire Equity LLC

10.18*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Gunki Holdings LLC

10.19*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and 50/53 JV LLC

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

21.1***	List of subsidiaries

24.1	Power of Attorney (included on signature page hereto)

31.1***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2***	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

***	Filed herewith

****	Submitted electronically with the report

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Clipper Realty Inc. and Predecessor
Brooklyn, NY 11219

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. and Predecessor (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

New York, NY
March 7, 2019

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	479,360	463,727
Tenant improvements	3,051	3,023
Furniture, fixtures and equipment	10,978	10,245
Real estate under development	125,467	96,268
Total investment in real estate	1,116,199	1,070,606
Accumulated depreciation	(90,462)	(73,714)
Investment in real estate, net	1,025,737	996,892
Cash and cash equivalents	37,028	7,940
Restricted cash	8,836	13,730
Tenant and other receivables, net of allowance for doubtful accounts of $2,624 and $2,524, respectively	3,580	6,569
Deferred rent	2,485	3,514
Deferred costs and intangible assets, net	9,964	11,894
Prepaid expenses and other assets	13,378	11,546
TOTAL ASSETS	$1,101,008	$1,052,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $12,049 and $11,170, respectively	$913,564	$843,946
Accounts payable and accrued liabilities	12,550	8,595
Security deposits	6,637	6,048
Below-market leases, net	2,923	5,075
Other liabilities	3,849	2,830
TOTAL LIABILITIES	939,523	866,494
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,812,755 shares issued and outstanding	178	178
Additional paid-in-capital	92,945	92,273
Accumulated deficit	(27,941)	(17,539)
Total stockholders’ equity	65,182	74,912
Non-controlling interests	96,303	110,679
TOTAL EQUITY	161,485	185,591
TOTAL LIABILITIES AND EQUITY	$1,101,008	$1,052,085

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Residential rental income	$79,365	$73,667	$67,165
Commercial income	21,508	21,914	18,558
Tenant recoveries	4,884	5,102	4,061
Garage and other income	4,240	3,269	3,221
TOTAL REVENUES	109,997	103,952	93,005

OPERATING EXPENSES
Property operating expenses	27,267	27,029	25,442
Real estate taxes and insurance	22,293	20,685	17,740
General and administrative	9,873	9,944	8,405
Acquisition and other	101	69	326
Depreciation and amortization	18,005	16,721	15,295
TOTAL OPERATING EXPENSES	77,539	74,448	67,208

INCOME FROM OPERATIONS	32,458	29,504	25,797

Interest expense, net	(32,781)	(35,505)	(38,136)
Loss on extinguishment of debt	(8,872)	—	—
Gain on involuntary conversion	194	—	—

Net loss	(9,001)	(6,001)	(12,339)

Net loss attributable to non-controlling interests	5,368	3,644	8,604
Dividends attributable to preferred shares	—	(8)	(19)
Net loss attributable to common stockholders	$(3,633)	$(2,365)	$(3,754)
Basic and diluted net loss per share	$(0.22)	$(0.15)	$(0.34)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of preferred shares	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2015	—	11,422,606	$114	$46,049	$(1,860)	$44,303	$102,074	$146,377

Costs in connection with issuance of common and preferred shares	—	—	$—	$(526)	$—	$(526)	$—	$(526)
Issuance of preferred shares	132	—	—	132	—	132	—	132
Amortization of LTIP grants	—	—	—	—	—	—	2,523	2,523
Dividends and distributions	—	—	—	—	(2,989)	(2,989)	(6,962)	(9,951)
Net loss	—	—	—	—	(3,735)	(3,735)	(8,604)	(12,339)
Reallocation of noncontrolling interest	—	—	—	1,016	—	1,016	(1,016)	—
Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	$64	$78,912	$—	$78,976	$—	$78,976
Redemption of preferred shares	(132)	—	—	(145)	—	(145)	—	(145)
Amortization of LTIP grants	—	—	—	—	—	—	3,110	3,110
Dividends and distributions	—	—	—	—	(6,598)	(6,598)	(9,967)	(16,565)
Net loss	—	—	—	—	(2,357)	(2,357)	(3,644)	(6,001)
Reallocation of noncontrolling interests	—	—	—	(33,165)	—	(33,165)	33,165	—
Balance December 31, 2017	—	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591

Issuance of common stock	—	—	$—	$(7)	$—	$(7)	$—	$(7)
Amortization of LTIP grants	—	—	—	—	—	—	1,940	1,940
Dividends and distributions	—	—	—	—	(6,769)	(6,769)	(10,269)	(17,038)
Net loss	—	—	—	—	(3,633)	(3,633)	(5,368)	(9,001)
Reallocation of noncontrolling interests	—	—	—	679	—	679	(679)	—
Balance December 31, 2018	—	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,001)	$(6,001)	$(12,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,765	15,540	13,502
Amortization of deferred financing costs	1,289	2,899	5,200
Amortization of deferred costs and intangible assets	1,715	2,750	3,269
Amortization of above- and below-market leases	(1,917)	(1,729)	(1,730)
Loss on extinguishment of debt	8,872	—	—
Gain on involuntary conversion	(194)	—	—
Deferred rent	1,029	311	56
Stock-based compensation	1,940	3,110	2,523
Change in fair value of interest rate caps	(208)	261	(139)
Changes in operating assets and liabilities:
Restricted cash	4,894	(2,625)	(768)
Tenant and other receivables	2,989	(2,084)	(3,009)
Prepaid expenses, other assets and deferred costs	(2,010)	(1,620)	(979)
Accounts payable and accrued liabilities	(515)	(561)	3,656
Security deposits	589	(200)	238
Other liabilities	1,019	389	(130)
Net cash provided by operating activities	27,256	10,440	9,350

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(39,877)	(20,276)	(18,162)
Insurance proceeds from involuntary conversion	226	—	—
Sale and purchase of interest rate caps	356	—	—
Cash paid in connection with acquisition of real estate	—	(167,380)	(103,123)
Net cash used in investing activities	(39,295)	(187,656)	(121,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	(7)	78,685	(1,590)
(Redemption) sale of preferred stock	—	(145)	132
Payments of mortgage notes	(615,167)	(3,895)	(515,650)
Proceeds from mortgage notes	685,664	94,417	559,500
Dividends and distributions	(17,038)	(16,565)	(9,951)
Loan issuance and extinguishment costs	(12,325)	(4,888)	(8,291)
Net cash provided by financing activities	41,127	147,609	24,150

Net increase (decrease) in cash and cash equivalents	29,088	(29,607)	(87,785)
Cash and cash equivalents - beginning of period	7,940	37,547	125,332
Cash and cash equivalents - end of period	$37,028	$7,940	$37,547

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $5,531 and $2,852 in 2018 and 2017, respectively	$31,055	$33,614	$33,536
Non-cash interest capitalized to real estate under development	1,295	920	—
Additions to investment in real estate included in accounts payable and accrued liabilities	5,998	1,528

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

1. Organization

Clipper Realty Inc. (the “Company” or “We”) was organized in the state of Maryland on July 7, 2015. On August 3, 2015, we completed certain formation transactions and the sale of shares of common stock in a private offering. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership. The Operating Partnership in turn contributed such net proceeds to the limited liability companies (“LLCs”) that comprised the predecessor of the Company in exchange for class A LLC units in such LLCs and became the managing member of such LLCs. The owners of the LLCs exchanged their interests for Class B LLC units and an equal number of special, non-economic, voting stock in the Company. The Class B LLC units, together with the special voting shares, are convertible into common shares of the Company on a one-for-one basis and are entitled to distributions.

On June 27, 2016, the Operating Partnership acquired the Aspen property at 1955 First Avenue in Manhattan, New York.

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

As of December 31, 2018, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

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

•	107 Columbia Heights in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA; and

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA.

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the property-owning LLCs.

At December 31, 2018, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for units in the Operating Partnership, as described in Note 1.

On June 21, 2017, the Company redeemed its Series A cumulative non-voting preferred stock for $145.

3. Significant Accounting Policies

Segments

At December 31, 2018, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2018.

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

The above-market lease values are amortized as a reduction to base rental revenue over the remaining terms of the respective leases, and the below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2018, 2017 and 2016, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

The following is a summary of awards during the years ended December 31, 2018, 2017 and 2016.

Unvested Restricted Shares and LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2015	378,333	$13.50
Granted	123,150	$13.50
Vested	(20,742)	—
Forfeited	—	—
Unvested at December 31, 2016	480,741	$13.50
Granted	151,853	$11.15
Vested	(11,112)	—
Forfeited	—	—
Unvested at December 31, 2017	621,482	$12.93
Granted	71,112	$9.00
Vested	(509,818)	$13.11
Forfeited	—	—
Unvested at December 31, 2018	182,776	$10.89

As of December 31, 2018 and 2017, the Company had $0.8 million and $2.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2018, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.9 years.

On March 16, 2018, and March 27, 2017, the Company granted a non-employee director 16,667 and 11,112 LTIP units, respectively, each with an estimated fair value of approximately $150,000.

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

The Tax Cuts and Jobs Act was enacted in December 2017 and is generally effective beginning in 2018.  This new legislation is not expected to have a material adverse effect on the Company’s business and allows non-corporate shareholders to deduct a portion of the Company’s qualified REIT dividends.

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2018	2017	2016

Ordinary income	—	50%	—
Capital gain	—	—	—
Return of capital	100%	50%	100%
Total	100%	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2018, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2018, 2017 and 2016, the Company had unvested LTIP Units which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2018, 2017 or 2016.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(3,633)	$(2,365)	$(3,754)
Less: income attributable to participating securities	(269)	(229)	(120)
Subtotal	(3,902)	(2,594)	(3,874)
Denominator
Weighted average common shares outstanding	17,813	17,021	11,423

Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.15)	$(0.34)

Recently Issued Pronouncements

In December 2018, FASB issued ASU 2018-20, “Leases (Topic 842), Narrow-Scope Improvements for Lessors.” This ASU modifies ASU 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (includes sales, use, value-added, and some excise taxes and excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods therein. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. Less than 5% of the Company’s revenues in 2018 would have fallen under the scope of this standard and comprises, principally, commercial operating expense reimbursements and garage and other income from residential tenants; for these revenues, the Company adopted this standard effective January 1, 2019, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard is not expected to have a material impact on the timing or amounts of the Company’s revenues. However, the recognition of gains on dispositions of properties may be impacted prospectively in circumstances under which collectability of the sales price may not be reasonably assured or if the Company has continuing involvement with a sold property.

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this standard effective January 1, 2020 and is currently evaluating the impact of adoption on its consolidated financial statements. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

In August 2018, FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes were effective for public companies beginning on November 5, 2018.

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

In November 2016, FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact, if any, it will have on its consolidated financial statements.

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

Revenues and net loss included in our consolidated statement of operations relating to acquisitions for the year ended December 31, 2017, were $544 and $(331), respectively.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Deferred costs	$286	$266
Above-market leases	480	480
Lease origination costs	3,110	3,110
In-place leases	8,078	8,078
Real estate tax abatements	12,571	12,571
Total deferred costs and intangible assets	24,525	24,505
Less accumulated amortization	(14,561)	(12,611)
Total deferred costs and intangible assets, net	$9,964	$11,894

Amortization of lease origination costs and in-place lease intangible assets was $1,240, $1,182 and $1,793 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of real estate abatements of $475, $1,568 and $1,476 for the years ended December 31, 2018, 2017 and 2016, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $235, $58 and $39 for the years ended December 31, 2018, 2017 and 2016, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of December 31, 2018, amortize in future years as follows:

2019	$1,147
2020	799
2021	769
2022	737
2023	591
Thereafter	5,921
Total	$9,964

6. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2018	December 31, 2017

Below-market leases	$23,178	$23,178
Less accumulated amortization	(20,255)	(18,103)
Below-market leases, net	$2,923	$5,075

Rental income includes amortization of below-market leases of $2,152, $1,787 and $1,769 for the years ended December 31, 2018, 2017 and 2016, respectively.

Below-market leases as of December 31, 2018, amortize in future years as follows:

2019	$1,298
2020	517
2021	493
2022	423
2023	192
Thereafter	—
Total	$2,923

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2018	December 31, 2017

Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	$148,438
Flatbush Gardens, Brooklyn, NY (a)	10/1/2024	3.88%	—	19,792
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	—
250 Livingston Street, Brooklyn, NY (b)	5/6/2023	4.00%	—	34,294
250 Livingston Street, Brooklyn, NY (b)	12/9/2020	LIBOR + 2.15%	75,000	—
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	77,333	78,792
Tribeca House, Manhattan, NY (d)	11/9/2018	LIBOR + 3.75%	—	410,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	—
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	68,199	69,383
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	64,731	60,067
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$925,613	$855,116
Unamortized debt issuance costs			(12,049)	(11,170)
Total debt, net of unamortized debt issuance costs			$913,564	$843,946

(a) On February 21, 2018, the Company repaid the debt secured by the Flatbush Gardens property that was scheduled to mature in 2024, from the proceeds of a $246,000 first mortgage loan with New York Community Bank (“NYCB”). The loan matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made.  The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to certain prepayment premiums, as defined.

(b) On December 6, 2018, the Company defeased the debt secured by the 250 Livingston Street property that was scheduled to mature in 2023, from the proceeds of a $75,000 first mortgage loan with Citibank, N.A.. The loan matures on December 9, 2020, is subject to three one-year extension options, requires interest-only payments and bears interest at one-month LIBOR plus 2.15% (4.7% as of December 31, 2018). The Company may prepay the debt within eighteen months of maturity, in whole or in part, without a prepayment premium.

(c) The NYCB loan matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of $374 thereafter based on a 30-year amortization schedule.

(d) On February 21, 2018, the Company repaid the $410,000 loan package secured by the Tribeca House property with the proceeds of a $360,000 loan with Deutsche Bank and cash on hand. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

(e) The $70,000 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the mortgage note prior to the maturity date, subject to a prepayment premium.

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $5,731 was drawn as of December 31, 2018. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (6.4% as of December 31, 2018).

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

The following table summarizes principal payment requirements under terms as of December 31, 2018:

2019	$2,962
2020	144,919
2021	8,553
2022	8,866
2023	9,191
Thereafter	751,122
Total	$925,613

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2018, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2019	$17,336
2020	10,315
2021	4,695
2022	4,260
2023	2,190
Thereafter	10,490
Total	$49,286

The Company has commercial leases with the City of New York that comprised 19%, 20% and 19% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2018	December 31, 2017

Carrying amount (excluding unamortized debt issuance costs)	$925,613	$855,116
Estimated fair value	$927,561	$839,753

The Company purchased interest rate caps in connection with the Tribeca House loans obtained on November 9, 2016, the loans obtained for the 107 Columbia Heights acquisition and the 250 Livingston Street loan obtained on December 6, 2018. On April 27, 2018, the Company terminated the Tribeca House instrument for net proceeds of $385. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at December 31, 2018	Estimated Fair Value at December 31, 2017
$410,000	Tribeca House	December 15, 2018	2.0%	—	$148
$73,700	107 Columbia Heights	May 9, 2020	3.0%	$24	34
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$24	$182

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House and 250 Livingston Street instruments are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. (Increases) decreases in fair value of the Tribeca House and 250 Livingston Street instruments of $(208), $261 and $(139) for the years ended December 31, 2018, 2017 and 2016, respectively, are included in interest expense. Decreases in fair value of the 107 Columbia Heights instrument of $10 and $99 for the years ended December 31, 2018 and 2017, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2018, 2017 and 2016, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

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

Commitments

The Company is obligated to provide parking availability through August 2020 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2018	25%	75%	100%
Year ended December 31, 2017	27%	73%	100%
Year ended December 31, 2016	26%	74%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $349, $387 and $275 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $2,014 and $797 for the years ended December 31, 2018 and 2017, respectively.

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

The Company’s income from operations by segment for the years ended December 31, 2018, 2017 and 2016, is as follows:

Year ended December 31, 2018	Commercial	Residential	Total
Rental revenues	$21,508	$79,365	$100,873
Tenant recoveries	4,884	—	4,884
Garage and other income	933	3,307	4,240
Total revenues	27,325	82,672	109,997
Property operating expenses	4,312	22,955	27,267
Real estate taxes and insurance	4,687	17,606	22,293
General and administrative	1,078	8,795	9,873
Acquisition and organization costs	—	101	101
Depreciation and amortization	3,642	14,363	18,005
Total operating expenses	13,719	63,820	77,539
Income from operations	$13,606	$18,852	$32,458

Year ended December 31, 2017	Commercial	Residential	Total
Rental revenues	$21,914	$73,667	$95,581
Tenant recoveries	5,102	—	5,102
Garage and other income	875	2,394	3,269
Total revenues	27,891	76,061	103,952
Property operating expenses	4,328	22,701	27,029
Real estate taxes and insurance	4,438	16,247	20,685
General and administrative	801	9,143	9,944
Acquisition costs	—	69	69
Depreciation and amortization	3,277	13,444	16,721
Total operating expenses	12,844	61,604	74,448
Income from operations	$15,047	$14,457	$29,504

Year ended December 31, 2016	Commercial	Residential	Total
Rental revenues	$18,558	$67,165	$85,723
Tenant recoveries	4,061	—	4,061
Garage and other income	1,587	1,634	3,221
Total revenues	24,206	68,799	93,005
Property operating expenses	4,113	21,329	25,442
Real estate taxes and insurance	4,024	13,716	17,740
General and administrative	748	7,657	8,405
Acquisition costs	—	326	326
Depreciation and amortization	2,688	12,607	15,295
Total operating expenses	11,573	55,635	67,208
Income from operations	$12,633	$13,164	$25,797

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2018	$245,940	$855,068	$1,101,008
December 31, 2017	222,288	829,797	1,052,085
December 31, 2016	225,608	679,600	905,208

The Company’s interest expense by segment for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2018	$6,987	$25,794	$32,781
Year ended December 31, 2017	7,569	27,936	35,505
Year ended December 31, 2016	7,421	30,715	38,136

The Company’s capital expenditures by segment for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2018	$2,460	$43,182	$45,642
Year ended December 31, 2017	4,187	18,538	22,725
Year ended December 31, 2016	2,653	15,509	18,162

13. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 32BJ Service Employees International Union (“Local 32BJ”) contract is in effect through December 31, 2019.

Contributions to the Local 32BJ are not segregated or otherwise restricted to provide benefits only to the Company’s employees. The risks of participating in a multiemployer pension plan differ from those of a single-employer pension plan in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the unfunded status of the plan, which is referred to as the withdrawal liability. The Company has no intention of withdrawing from the plan.

The information for the union’s multiemployer pension plan is as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2018, 2017 and 2016*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None

Pension contribution made for 2018, 2017 and 2016, respectively	$337,	$355	and	$374
Minimum weekly required pension contribution per employee for 2018, 2017 and 2016, respectively (in dollars)	$109.11,	$101.91	and	$102.75

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

The information provided above is from the pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2018. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the plan and is certified by the plan’s actuary. The Company’s contributions to the pension plan are less than 5% of all the employers’ contributions to the plan.

14. Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,868	$27,300	$27,948	$27,881
Income from operations	$6,530	$8,316	$9,109	$8,503
Net income (loss)	$(8,994)	$308	$1,251	$(1,566)
Net income (loss) attributable to common stockholders	$(3,630)	$124	$505	$(632)
Basic and diluted net income (loss) per share	$(0.21)	$0.00	$0.02	$(0.04)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,263	$25,358	$26,008	$27,323
Income from operations	$7,354	$7,320	$7,356	$7,474
Net loss	$(1,298)	$(1,611)	$(1,569)	$(1,523)
Net loss attributable to common stockholders	$(469)	$(650)	$(631)	$(615)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.04)	$(0.04)

The sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2018				Initial Costs				Gross Amounts at Which Carried at December 31, 2018
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/Commercial	$360,000	$273,103	$283,137	—	$18,843	$273,103	$301,980	—	$575,083	$33,088	Dec-14
Aspen	Manhattan, NY	Residential/Commercial	68,199	49,230	43,080	—	422	49,230	43,502	—	92,732	2,714	June-16
Flatbush Gardens	Brooklyn, NY	Residential	246,000	89,965	49,607	—	36,505	90,051	86,026	—	176,077	36,859	Oct-05
107 Columbia Hghts	Brooklyn, NY	Residential	64,731	—	—	$87,616	37,851	—	—	$125,467	125,467	—	May-17
10 West 65th St.	Manhattan, NY	Residential	34,350	63,677	15,337	—	407	63,677	15,744	—	79,421	708	Oct-17
250 Livingston St.	Brooklyn, NY	Commercial/Residential	75,000	10,452	20,204	—	7,739	10,452	27,943	—	38,395	11,168	May-02
141 Livingston St.	Brooklyn, NY	Commercial	77,333	10,830	12,079	—	6,115	10,830	18,194	—	29,024	5,925	May-02
			$925,613	$497,257	$423,444	$87,616	$107,882	$497,343	$493,389	$125,467	$1,116,199	$90,462

(1)	At December 31, 2018, the aggregate cost for Federal tax purposes of our real estate assets was $801,214.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Investment in real estate:
Balance at beginning of period	$1,070,606	$881,251	$770,779
Acquisition of real estate	—	166,630	92,310
Additions during period	45,642	22,725	18,162
Write-off of assets as a result of involuntary conversion	(49)	—	—
Balance at end of period	$1,116,199	$1,070,606	$881,251

Accumulated depreciation:
Balance at beginning of period	$73,714	$58,174	$44,672
Depreciation expense	16,765	15,540	13,502
Write-off of assets as a result of involuntary conversion	(17)	—	—
Balance at end of period	$90,462	$73,714	$58,174

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

March 7, 2019	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 7, 2019
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 7, 2019
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 7, 2019
Sam Levinson

/s/ Howard M. Lorber	Director	March 7, 2019
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 7, 2019
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 7, 2019
Roberto A. Verrone

/s/ Richard Burger	Director	March 7, 2019
Richard Burger

/s/ Harmon Spolan	Director	March 7, 2019
Harmon Spolan