Form 10-Q
period 2019-03-31
Clipper Realty Inc.
filed 2019-05-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CLPR	New York Stock Exchange

As of May 9, 2019, there were 17,814,672 shares of the Registrant’s Common Stock outstanding.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	483,786	479,360
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,052	10,978
Real estate under development	132,181	125,467
Total investment in real estate	1,127,413	1,116,199
Accumulated depreciation	(94,823)	(90,462)
Investment in real estate, net	1,032,590	1,025,737
Cash and cash equivalents	29,379	37,028
Restricted cash	13,255	8,836
Tenant and other receivables, net of allowance for doubtful accounts of $2,714 and $2,624, respectively	2,908	3,580
Deferred rent	1,851	2,485
Deferred costs and intangible assets, net	9,665	9,964
Prepaid expenses and other assets	7,506	13,378
TOTAL ASSETS	$1,097,154	$1,101,008

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,218 and $12,049, respectively	$913,683	$913,564
Accounts payable and accrued liabilities	12,562	12,550
Security deposits	6,704	6,637
Below-market leases, net	2,469	2,923
Other liabilities	4,489	3,849
TOTAL LIABILITIES	939,907	939,523
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized,17,812,755 shares issued and outstanding	178	178
Additional paid-in-capital	92,980	92,945
Accumulated deficit	(29,687)	(27,941)
Total stockholders’ equity	63,471	65,182
Non-controlling interests	93,776	96,303
TOTAL EQUITY	157,247	161,485
TOTAL LIABILITIES AND EQUITY	$1,097,154	$1,101,008

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES
Residential rental income	$20,772	$19,679
Commercial rental income	6,880	7,189
TOTAL REVENUES	27,652	26,868

OPERATING EXPENSES
Property operating expenses	7,563	7,256
Real estate taxes and insurance	5,731	5,348
General and administrative	1,668	3,138
Depreciation and amortization	4,549	4,596
TOTAL OPERATING EXPENSES	19,511	20,338

INCOME FROM OPERATIONS	8,141	6,530

Interest expense, net	(8,274)	(8,543)
Loss on extinguishment of debt	—	(6,981)

Net loss	(133)	(8,994)

Net loss attributable to non-controlling interests	79	5,364
Net loss attributable to common stockholders	$(54)	$(3,630)
Basic and diluted net loss per share	$(0.01)	$(0.21)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(6)	—	(6)	—	(6)
Amortization of LTIP grants	—	—	—	—	—	568	568
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,562)	(4,254)
Net loss	—	—	—	(3,630)	(3,630)	(5,364)	(8,994)
Reallocation of noncontrolling interests	—	—	208	—	208	(208)	—
Balance March 31, 2018	17,812,755	$178	$92,475	$(22,861)	$69,792	$103,113	$172,905

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(133)	$(8,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,361	4,043
Amortization of deferred financing costs	504	521
Amortization of deferred costs and intangible assets	307	671
Amortization of above- and below-market leases	(424)	(479)
Loss on extinguishment of debt	—	6,981
Deferred rent	634	256
Stock-based compensation	156	568
Change in fair value of interest rate caps	—	(227)
Changes in operating assets and liabilities:
Tenant and other receivables	672	3,026
Prepaid expenses, other assets and deferred costs	5,812	4,190
Accounts payable and accrued liabilities	(646)	(912)
Security deposits	67	389
Other liabilities	640	779
Net cash provided by operating activities	11,950	10,812

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(10,208)	(10,112)
Net cash used in investing activities	(10,208)	(10,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	—	(6)
Payments of mortgage notes	(711)	(579,231)
Proceeds from mortgage notes	—	607,120
Dividends and distributions	(4,261)	(4,254)
Loan issuance and extinguishment costs	—	(8,338)
Net cash (used in) provided by financing activities	(4,972)	15,291

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,230)	15,991
Cash and cash equivalents and restricted cash - beginning of period	45,864	21,670
Cash and cash equivalents and restricted cash - end of period	$42,634	$37,661

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$37,028	$7,940
Restricted cash	8,836	13,730
Total cash and cash equivalents and restricted cash – beginning of period	$45,864	$21,670

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$29,379	$24,070
Restricted cash	13,255	13,591
Total cash and cash equivalents and restricted cash – end of period	$42,634	$37,661

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,836 and $1,191 in 2019 and 2018, respectively	$8,290	$9,610
Non-cash interest capitalized to real estate under development	348	252
Additions to investment in real estate included in accounts payable and accrued liabilities	6,656	2,205

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. These results are not necessarily indicative of a full year’s results of operations.

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

As of March 31, 2019, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,496 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

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

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At March 31, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Issuance of Common Stock

On April 9, 2019, the Company issued 1,917 primary shares of its common stock to one of our directors, in connection with the conversion of vested long-term incentive plan (“LTIP”) units on a one-for-one basis. The Company did not receive any proceeds from the issuance.

3. Significant Accounting Policies

Segments

At March 31, 2019, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2019.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the assets less estimated cost to sell is less than the carrying value of the assets. Properties classified as real estate held-for-sale generally represent properties that are actively marketed or contracted for sale with closing expected to occur within the next twelve months. Real estate held-for-sale is carried at the lower of cost, net of accumulated depreciation, or fair value less cost to sell, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held-for-sale properties are charged to expense as incurred. Expenditures for improvements, renovations and replacements related to held-for-sale properties are capitalized at cost. Depreciation is not recorded on real estate held-for-sale.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2019 and 2018, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

In March 2019, the Company granted 152,734 LTIP units with a weighted average grant date fair value of $13.35 per unit.

At March 31, 2019 and December 31, 2018, there were 877,182 and 724,448 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.70 and $12.56 per unit, respectively. As of March 31, 2019, and December 31, 2018, there was $2.7 million and $0.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2019, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.3 years.

Income Taxes

The Company elected to be taxed and to operate in a manner that will allow it to qualify as a REIT under the Code. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. The entities comprising the Predecessor are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal, state or local income or franchise taxes in the accompanying consolidated financial statements.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2019, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2019 and 2018, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2019 or 2018.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Numerator
Net loss attributable to common stockholders	$(54)	$(3,630)
Less: income attributable to participating securities	(69)	(62)
Subtotal	$(123)	$(3,692)
Denominator
Weighted average common shares outstanding	17,813	17,813

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.21)

Recently Issued Pronouncements

In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842), Codification Improvements.” There are three codification updates to Topic 842 covered by this ASU: Issue 1 provides guidance on how to compute fair value of leased items for lessors who are non-dealers or manufacturers; Issue 2 relates to cash flow presentation for lessors of sales-type and direct financing leases; and Issue 3 clarifies that certain transition disclosures will only be required in annual disclosures.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five-step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. Less than 5% of the Company’s revenues in 2018 would have fallen under the scope of this standard and comprises, principally, commercial operating expense reimbursements and garage and other income from residential tenants; for these revenues, the Company adopted this standard effective January 1, 2019, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard did not have a material impact on the timing or amounts of the Company’s revenues.

For the approximate 5% of rental revenue that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the tables below for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$20,350	$5,940	$26,290	95.1%
Operating expense recoveries	Revenue Recognition	120	795	915	3.3%
Other	Revenue Recognition	302	145	447	1.6%
Total revenues		$20,772	$6,880	$27,652	100.0%

Three Months Ended March 31, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$19,297	$6,271	$25,568	95.2%
Operating expense recoveries	Revenue Recognition	122	735	857	3.2%
Other	Revenue Recognition	260	183	443	1.6%
Total revenues		$19,679	$7,189	$26,868	100.0%

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. These pronouncements are effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company will adopt this standard effective January 1, 2020 and is currently evaluating the impact of adoption on its consolidated financial statements. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

In August 2018, FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company for its annual reporting beginning after December 15, 2018, including interim reporting periods beginning after December 15, 2019. The Company adopted this standard effective January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash”. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU does not provide a definition of restricted cash or restricted cash equivalents. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has adopted this standard effective January 1, 2019.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A consensus of the Emerging Issues Task Force),” which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has adopted this standard effective January 1, 2019.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Deferred costs	$324	$286
Above-market leases	480	480
Lease origination costs	3,092	3,110
In-place leases	7,347	8,078
Real estate tax abatements	9,143	12,571
Total deferred costs and intangible assets	20,386	24,525
Less accumulated amortization	(10,721)	(14,561)
Total deferred costs and intangible assets, net	$9,665	$9,964

Amortization of lease origination costs and in-place lease intangible assets was $188 and $553 for the three months ended March 31, 2019 and 2018, respectively; $749 of fully amortized lease origination costs and in-place leases was written off during the three months ended March 31, 2019. Amortization of real estate tax abatements of $119 and $118 for the three months ended March 31, 2019 and 2018, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the three months ended March 31, 2019. Amortization of above-market leases of $30 and $59 for the three months ended March 31, 2019 and 2018, respectively, is included in commercial income in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2019, amortize in future years as follows:

2019 (Remainder)	$848
2020	799
2021	769
2022	737
2023	591
Thereafter	5,921
Total	$9,665

5. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(20,709)	(20,255)
Below-market leases, net	$2,469	$2,923

Rental income included amortization of below-market leases of $454 and $538 for the three months ended March 31, 2019 and 2018, respectively.

Below-market leases as of March 31, 2019, amortize in future years as follows:

2019 (Remainder)	$844
2020	517
2021	493
2022	423
2023	192
Thereafter	—
Total	$2,469

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2019	December 31, 2018

Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	$246,000
250 Livingston Street, Brooklyn, NY (b)	12/9/2020	LIBOR + 2.15%	75,000	75,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	76,959	77,333
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	67,861	68,199
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	64,731	64,731
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$924,901	$925,613
Unamortized debt issuance costs			(11,218)	(12,049)
Total debt, net of unamortized debt issuance costs			$913,683	$913,564

(a) The $246,000 mortgage note agreement with New York Community Bank (“NYCB”), entered into on February 21, 2018, matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made. The note requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(b) The $75,000 mortgage note agreement with Citibank, N.A., entered into on December 6, 2018, matures on December 9, 2020, is subject to three one-year extension options, requires interest-only payments and bears interest at one-month LIBOR plus 2.15% (4.6% as of March 31, 2019). The Company may prepay the note within eighteen months of maturity, in whole or in part, without a prepayment premium.

(c) The $79,500 mortgage note agreement with NYCB matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of $374 thereafter based on a 30-year amortization schedule.

(d) The $360,000 loan with Deutsche Bank, entered into on February 21, 2018, matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

(e) The $70,000 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the note prior to the maturity date, subject to a prepayment premium.

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $5,731 was drawn as of March 31, 2019. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (6.3% as of March 31, 2019).

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

The following table summarizes principal payment requirements under terms as of March 31, 2019:

2019 (Remainder)	$2,250
2020	144,919
2021	8,553
2022	8,866
2023	9,191
Thereafter	751,122
Total	$924,901

The Company recognized a loss on extinguishment of debt of $6,981 during the three months ended March 31, 2018, in connection with the refinancing of debt on the Flatbush Gardens and Tribeca House properties. The loss consisted of prepayment and other fees and the write-off of unamortized debt costs.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2019, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2019 (Remainder)	$16,578
2020	18,559
2021	4,695
2022	4,260
2023	2,190
Thereafter	10,490
Total	$56,772

The Company has commercial leases with the City of New York that comprised approximately 19% and 19% of total revenues for the three months ended March 31, 2019 and 2018, respectively.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, interest rate caps, accounts payable and accrued liabilities, security deposits and notes payable. The carrying amount of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities, and security deposits reported in the consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of notes payable, which are classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$924,901	$925,613
Estimated fair value	$943,616	$927,561

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

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at March 31, 2019	Estimated Fair Value at December 31, 2018
$73,700	107 Columbia Heights	May 9, 2020	3.0%	$2	$24
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$2	$24

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House and 250 Livingston Street instruments are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. Decreases (increases) in fair value of the Tribeca House and 250 Livingston Street instruments of $0 and $(227) for the three months ended March 31, 2019 and 2018, respectively, are included in interest expense. Decreases (increases) in fair value of the 107 Columbia Heights instrument of $22 and $(69) for the three months ended March 31, 2019 and 2018, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of March 31, 2019, and December 31, 2018, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The Appellate Division decision and order was subject to a motion for leave to appeal, which was granted on April 24, 2018. There can be no assurance as to the outcome of the appeal. Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended March 31, 2019	25%	75%	100%
Three months ended March 31, 2018	27%	73%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $87 and $89 for the three months ended March 31, 2019 and 2018, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $1,880 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s income from operations by segment for the three months ended March 31, 2019 and 2018, is as follows:

Three months ended March 31, 2019	Commercial	Residential	Total
Rental income	$6,880	$20,772	$27,652
Total revenues	6,880	20,772	27,652
Property operating expenses	1,141	6,422	7,563
Real estate taxes and insurance	1,236	4,495	5,731
General and administrative	279	1,389	1,668
Depreciation and amortization	946	3,603	4,549
Total operating expenses	3,602	15,909	19,511
Income from operations	$3,278	$4,863	$8,141

Three months ended March 31, 2018	Commercial	Residential	Total
Rental income	$7,189	$19,679	$26,868
Total revenues	7,189	19,679	26,868
Property operating expenses	1,210	6,046	7,256
Real estate taxes and insurance	1,106	4,242	5,348
General and administrative	318	2,820	3,138
Depreciation and amortization	875	3,721	4,596
Total operating expenses	3,509	16,829	20,338
Income from operations	$3,680	$2,850	$6,530

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2019	$244,163	$852,991	$1,097,154
December 31, 2018	245,940	855,068	1,101,008

The Company’s interest expense by segment for the three months ended March 31, 2019 and 2018, is as follows:

	Commercial	Residential	Total
Three months ended March 31,
2019	$1,734	$6,540	$8,274
2018	1,821	6,722	8,543

The Company’s capital expenditures by segment for the three months ended March 31, 2019 and 2018, are as follows:

	Commercial	Residential	Total
Three months ended March 31,
2019	$908	$10,306	$11,214
2018	238	12,331	12,569

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

As of March 31, 2019, the Company owns:

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

On March 25, 2019, the Company announced that it signed a lease with the City of New York for renewal of its commercial leases at the 250 Livingston Street property. The lease will be in effect upon approval and countersignature by the City. The new lease will have a ten-year term commencing upon expiration of the current leases in August 2020, and combines the two existing leases into one; the City will hold one-time termination options at the end of the fifth year and the seventh year. The lease encompasses 342,496 remeasured square feet at an initial $43.62 blended rent per square foot, with rent escalators beginning in the third year, and contemplates the Company making certain alterations and improvements to the property.

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

At March 31, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

Results of Operations

Our focus throughout 2018 and year-to-date 2019 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended March 31, 2019 and 2018 (in thousands)

	2019	2018	Increase (decrease)%
Revenues
Residential rental income	$20,772	$19,679	$1,093	5.6%
Commercial rental income	6,880	7,189	(309)	(4.3)%
Total revenues	27,652	26,868	784	2.9%
Operating Expenses
Property operating expenses	7,563	7,256	307	4.2%
Real estate taxes and insurance	5,731	5,348	383	7.2%
General and administrative	1,668	3,138	(1,470)	(46.8)%
Depreciation and amortization	4,549	4,596	(47)	(1.0)%
Total operating expenses	19,511	20,338	(827)	(4.1)%
Income from operations	8,141	6,530	1,611	24.7%
Interest expense, net	(8,274)	(8,543)	(269)	(3.1)%
Loss on extinguishment of debt	—	(6,981)	(6,981)	(100.0)%
Net loss	$(133)	$(8,994)	$8,861	98.5%

Revenue. Residential rental income increased from $19,679 for the three months ended March 31, 2018, to $20,772 for the three months ended March 31, 2019, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.58 (97.2% leased occupancy) at March 31, 2018, to $24.04 (99.5% leased occupancy) at March 31, 2019. Base rent per square foot increased at the Tribeca House property from $68.60 (96.2% leased occupancy) at March 31, 2018, to $69.14 (99.0% leased occupancy) at March 31, 2019.

Commercial rental income decreased from $7,189 for the three months ended March 31, 2018, to $6,880 for the three months ended March 31, 2019, primarily due to a non-recurring non-cash write-off of a straight-line rent balance related to a tenant lease amendment.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $7,256 for the three months ended March 31, 2018, to $7,563 for the three months ended March 31, 2019, primarily due to a higher provision for bad debts.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $5,348 for the three months ended March 31, 2018, to $5,731 for the three months ended March 31, 2019, primarily due to increased real estate taxes across the portfolio and an increase in property insurance expense at the Flatbush Gardens property.

General and administrative. General and administrative expenses decreased from $3,138 for the three months ended March 31, 2018, to $1,668 for the three months ended March 31, 2019, primarily due to a decrease in executive cash bonuses and decreases in LTIP amortization expense and other fees and expenses in 2019.

Depreciation and amortization. Depreciation and amortization expense decreased from $4,596 for the three months ended March 31, 2018, to $4,549 for the three months ended March 31, 2019, due to reduced intangibles amortization at the 10 West 65th Street property, offset by additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, decreased from $8,543 for the three months ended March 31, 2018, to $8,274 for the three months ended March 31, 2019. The decrease primarily resulted from lower interest rates obtained in refinancing the Tribeca House and Flatbush Gardens properties in February 2018, offset by a higher loan amount and interest rate obtained in refinancing the 250 Livingston Street property in December 2018. Interest expense included amortization of loan costs and changes in fair value of interest rate caps of $504 and $294 for the three months ended March 31, 2019 and 2018, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt related to the refinancings of the Flatbush Gardens and Tribeca House loans in February 2018. The amount included charges for early extinguishment of the debt and the associated write-off of unamortized debt costs.

Net loss.   As a result of the foregoing, net loss decreased from $8,994 for the three months ended March 31, 2018, to $133 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had $913.7 million of indebtedness (net of unamortized issuance costs) secured by our properties, $29.4 million of cash and cash equivalents, and $13.3 million of restricted cash. As described in Note 6 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and its outstanding 250 Livingston Street loan on December 6, 2018.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively.

Cash Flows for the Three Months Ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities	$11,950	$10,812
Investing activities	(10,208)	(10,112)
Financing activities	(4,972)	15,291

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2019 and 2018, were as follows:

Net cash flow provided by operating activities was $11,950 for the three months ended March 31, 2019, compared to $10,812 for the three months ended March 31, 2018. The net increase during the 2019 period reflected an increase of $2,065 of cash flow from operating results, offset by a decrease of $927 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $10,208 for the three months ended March 31, 2019, compared to $10,112 for the three months ended March 31, 2018. The cash in the respective periods was spent on capital projects.

Net cash used in financing activities was $4,972 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $15,291 for the three months ended March 31, 2018. Cash was used in the three months ended March 31, 2019, for scheduled debt amortization ($711); and cash was primarily provided in the three months ended March 31, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338). The Company paid distributions of $4,261 and $4,254 in the three months ended March 31, 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation and loss on extinguishment of debt, less recurring capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
FFO
Net loss	$(133)	$(8,994)
Real estate depreciation and amortization	4,549	4,596
FFO	$4,416	$(4,398)

AFFO
FFO	$4,416	$(4,398)
Amortization of real estate tax intangible	119	118
Amortization of above- and below-market leases	(424)	(479)
Straight-line rent adjustments	634	256
Amortization of debt origination costs	504	521
Interest rate cap mark-to-market adjustments	—	(227)
Amortization of LTIP awards	156	568
Loss on extinguishment of debt	—	6,981
Recurring capital spending	(153)	(141)
AFFO	$5,252	$3,199

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net) and loss on extinguishment of debt.

We believe that this measure provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We consider Adjusted EBITDA to be a meaningful financial measure of our core operating performance.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA
Net loss	$(133)	$(8,994)
Real estate depreciation and amortization	4,549	4,596
Amortization of real estate tax intangible	119	118
Amortization of above- and below-market leases	(424)	(479)
Straight-line rent adjustments	634	256
Amortization of LTIP awards	156	568
Interest expense, net	8,274	8,543
Loss on extinguishment of debt	—	6,981
Adjusted EBITDA	$13,175	$11,589

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
NOI
Income from operations	$8,141	$6,530
Real estate depreciation and amortization	4,549	4,596
General and administrative expenses	1,668	3,138
Amortization of real estate tax intangible	119	118
Amortization of above- and below-market leases	(424)	(479)
Straight-line rent adjustments	634	256
NOI	$14,687	$14,159

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of 107 Columbia Heights debt outstanding and the $75.0 million of 250 Livingston Street debt outstanding as of March 31, 2019, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the 107 Columbia Heights loans and 4.0% for the 250 Livingston Street loan. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $139.7 million of variable rate debt as of March 31, 2019, would impact annual net income by approximately $1.4 million.

The fair value of the Company’s notes payable was approximately $943.6 million and $927.6 million as of March 31, 2019, and December 31, 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the New York Supreme Court (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law 421-g. The Court also awarded the plaintiffs their attorney’s fees and costs. The Court declared that the plaintiff-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court stayed the above decision; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The Appellate Division decision and order was subject to a motion for leave to appeal, which was granted on April 24, 2018. There can be no assurance as to the outcome of the appeal. Due to the inherent uncertainty and unpredictability of litigation, we cannot determine at this time with any specificity the Company’s potential liability.

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

item 1a. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

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

Clipper realty inc.

May 9, 2019	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer