Form 10-Q
period 2019-06-30
Clipper Realty Inc.
filed 2019-08-01
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2019, there were 17,814,672 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$497,343	$497,343
Building and improvements	489,383	479,360
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,364	10,978
Real estate under development	139,061	125,467
Total investment in real estate	1,140,202	1,116,199
Accumulated depreciation	(99,217)	(90,462)
Investment in real estate, net	1,040,985	1,025,737
Cash and cash equivalents	56,349	37,028
Restricted cash	16,455	8,836
Tenant and other receivables, net of allowance for doubtful accounts of $2,930 and $2,624, respectively	3,358	3,580
Deferred rent	1,669	2,485
Deferred costs and intangible assets, net	9,373	9,964
Prepaid expenses and other assets	13,193	13,378
TOTAL ASSETS	$1,141,382	$1,101,008

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,862 and $12,049, respectively	$963,335	$913,564
Accounts payable and accrued liabilities	12,711	12,550
Security deposits	7,035	6,637
Below-market leases, net	2,034	2,923
Other liabilities	3,751	3,849
TOTAL LIABILITIES	988,866	939,523
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 and 17,812,755 shares issued and outstanding, respectively	178	178
Additional paid-in-capital	93,235	92,945
Accumulated deficit	(31,847)	(27,941)
Total stockholders’ equity	61,566	65,182
Non-controlling interests	90,950	96,303
TOTAL EQUITY	152,516	161,485
TOTAL LIABILITIES AND EQUITY	$1,141,382	$1,101,008

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Residential rental income	$21,146	$20,096	$41,918	$39,775
Commercial rental income	7,300	7,204	14,180	14,393
TOTAL REVENUES	28,446	27,300	56,098	54,168

OPERATING EXPENSES
Property operating expenses	6,747	6,581	14,310	13,837
Real estate taxes and insurance	5,707	5,362	11,438	10,710
General and administrative	2,579	2,606	4,247	5,744
Depreciation and amortization	4,590	4,435	9,139	9,031
TOTAL OPERATING EXPENSES	19,623	18,984	39,134	39,322

INCOME FROM OPERATIONS	8,823	8,316	16,964	14,846

Interest expense, net	(8,210)	(8,008)	(16,484)	(16,551)
Loss on extinguishment of debt	(1,771)	—	(1,771)	(6,981)

Net (loss) income	(1,158)	308	(1,291)	(8,686)

Net loss (income) attributable to non-controlling interests	691	(184)	770	5,180
Net (loss) income attributable to common stockholders	$(467)	$124	$(521)	$(3,506)
Basic and diluted net loss per share	$(0.03)	$0.00	$(0.04)	$(0.20)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

Three and Six Months Ended June 30, 2019 and 2018

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	178	92,980	(29,687)	63,471	93,776	157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	$178	$93,235	$(31,847)	$61,566	$90,950	$152,516

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(6)	—	(6)	—	(6)
Amortization of LTIP grants	—	—	—	—	—	568	568
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,562)	(4,254)
Net loss	—	—	—	(3,630)	(3,630)	(5,364)	(8,994)
Reallocation of noncontrolling interests	—	—	208	—	208	(208)	—
Balance March 31, 2018	17,812,755	178	92,475	(22,861)	69,792	103,113	172,905
Issuance of common stock	—	—	(1)	—	(1)	—	(1)
Amortization of LTIP grants	—	—	—	—	—	691	691
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net income	—	—	—	124	124	184	308
Reallocation of noncontrolling interests	—	—	252	—	252	(252)	—
Balance June 30, 2018	17,812,755	$178	$92,726	$(24,429)	$68,475	$101,167	$169,642

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,291)	$(8,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,755	8,167
Amortization of deferred financing costs	928	752
Amortization of deferred costs and intangible assets	623	1,100
Amortization of above- and below-market leases	(830)	(959)
Loss on extinguishment of debt	1,771	6,981
Deferred rent	816	513
Stock-based compensation	860	1,259
Change in fair value of interest rate caps	—	(237)
Changes in operating assets and liabilities:
Tenant and other receivables	222	3,886
Prepaid expenses, other assets and deferred costs	70	(886)
Accounts payable and accrued liabilities	(1,781)	719
Security deposits	398	632
Other liabilities	(98)	464
Net cash provided by operating activities	10,443	13,705

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(21,383)	(19,246)
Proceeds from sale of interest rate caps	—	385
Net cash used in investing activities	(21,383)	(18,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	—	(7)
Payments of mortgage notes	(76,416)	(579,989)
Proceeds from mortgage notes	125,000	608,585
Dividends and distributions	(8,538)	(8,515)
Loan issuance and extinguishment costs	(2,166)	(8,338)
Net cash provided by financing activities	37,880	11,736

Net increase in cash and cash equivalents and restricted cash	26,940	6,580
Cash and cash equivalents and restricted cash - beginning of period	45,864	21,670
Cash and cash equivalents and restricted cash - end of period	$72,804	$28,250

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$37,028	$7,940
Restricted cash	8,836	13,730
Total cash and cash equivalents and restricted cash – beginning of period	$45,864	$21,670

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$56,349	$15,794
Restricted cash	16,455	12,456
Total cash and cash equivalents and restricted cash – end of period	$72,804	$28,250

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $3,761 and $2,541 in 2019 and 2018, respectively	$17,193	$15,744
Non-cash interest capitalized to real estate under development	678	579
Additions to investment in real estate included in accounts payable and accrued liabilities	7,940	2,686

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

As of June 30, 2019, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

At June 30, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At June 30, 2019, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

Basis of Consolidation

The accompanying consolidated financial statements of the Company are prepared in accordance with GAAP. The effect of all intercompany balances has been eliminated. The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. The ownership interests of other investors in these entities are recorded as non-controlling interests.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2019.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are uncollectible based on factors affecting the collectability of those balances. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2019 and 2018, the Company did not own any financial instruments for which the change in value was not reported in net (loss) income accordingly and its comprehensive (loss) income was its net (loss) income as presented in the consolidated statements of operations.

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

In March 2019, the Company granted 152,734 LTIP units with a weighted average grant date fair value of $13.35 per unit. In May 2019, the Company granted 5,800 LTIP units with a weighted average grant date fair value of $12.92 per unit to our Chief Financial Officer that vested June 30, 2019, representing a prorated bonus in connection with his retirement effective on that date and provision of consulting services through June 30, 2020; additionally, the Company accelerated the vesting of his outstanding unvested LTIP units to vest in full on June 30, 2019.

At June 30, 2019 and December 31, 2018, there were 881,065 and 724,448 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.70 and $12.56 per unit, respectively. As of June 30, 2019, and December 31, 2018, there was $2.1 million and $0.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2019, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.3 years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2019, the Company has no derivatives for which it applies hedge accounting.

(Loss) Income Per Share

Basic and diluted (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2019 and 2018, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted (loss) income per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2019 or 2018.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted (loss) income per share, as the effect would be anti-dilutive. The net (loss) income allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net (loss) income attributable to common stockholders	$(467)	$124	$(521)	$(3,506)
Less: income attributable to participating securities	(83)	(69)	(152)	(131)
Subtotal	$(550)	$55	$(673)	$(3,637)
Denominator
Weighted average common shares outstanding	17,815	17,813	17,814	17,813

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$0.00	$(0.04)	$(0.20)

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five-step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. Less than 5% of the Company’s revenues in 2018 would have fallen under the scope of this standard and comprises, principally, commercial operating expense reimbursements and garage and other income from residential tenants; for these revenues, the Company adopted this standard effective January 1, 2019, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard did not have a material impact on the timing or amounts of the Company’s revenues.

For the approximate 5% of rental revenue that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the tables below for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$20,722	$6,399	$27,121	95.4%
Operating expense recoveries	Revenue Recognition	116	745	861	3.0%
Other	Revenue Recognition	308	156	464	1.6%
Total revenues		$21,146	$7,300	$28,446	100.0%

Three Months Ended June 30, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$19,671	$6,283	$25,954	95.0%
Operating expense recoveries	Revenue Recognition	114	746	860	3.2%
Other	Revenue Recognition	311	175	486	1.8%
Total revenues		$20,096	$7,204	$27,300	100.0%

Six Months Ended June 30, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$41,072	$12,339	$53,411	95.2%
Operating expense recoveries	Revenue Recognition	236	1,540	1,776	3.2%
Other	Revenue Recognition	610	301	911	1.6%
Total revenues		$41,918	$14,180	$56,098	100.0%

Six Months Ended June 30, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$38,968	$12,554	$51,522	95.1%
Operating expense recoveries	Revenue Recognition	236	1,481	1,717	3.2%
Other	Revenue Recognition	571	358	929	1.7%
Total revenues		$39,775	$14,393	$54,168	100.0%

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

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company for its annual reporting beginning after December 15, 2018, including interim reporting periods beginning after December 15, 2019. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Deferred costs	$347	$286
Above-market leases	480	480
Lease origination costs	3,122	3,110
In-place leases	7,347	8,078
Real estate tax abatements	9,143	12,571
Total deferred costs and intangible assets	20,439	24,525
Less accumulated amortization	(11,066)	(14,561)
Total deferred costs and intangible assets, net	$9,373	$9,964

Amortization of lease origination costs and in-place lease intangible assets was $196 and $311 for the three months ended June 30, 2019 and 2018, respectively, and $384 and $864 for the six months ended June 30, 2019 and 2018, respectively; $749 of fully amortized lease origination costs and in-place leases was written off during the six months ended June 30, 2019. Amortization of real estate tax abatements of $120 and $118 for the three months ended June 30, 2019 and 2018, respectively, and $239 and $236 for the six months ended June 30, 2019 and 2018, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the six months ended June 30, 2019. Amortization of above-market leases of $29 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $59 and $117 for the six months ended June 30, 2019 and 2018, respectively, is included in commercial rental income in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2019, amortize in future years as follows:

2019 (Remainder)	$527
2020	801
2021	775
2022	743
2023	597
Thereafter	5,930
Total	$9,373

5. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Below-market leases	$23,178	$23,178
Less accumulated amortization	(21,144)	(20,255)
Below-market leases, net	$2,034	$2,923

Rental income included amortization of below-market leases of $435 and $538 for the three months ended June 30, 2019 and 2018, respectively, and $889 and $1,076 for the six months ended June 30, 2019 and 2018, respectively.

Below-market leases as of June 30, 2019, amortize in future years as follows:

2019 (Remainder)	$409
2020	517
2021	493
2022	423
2023	192
Thereafter	—
Total	$2,034

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2019	December 31, 2018
			(unaudited)
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	$246,000
250 Livingston Street, Brooklyn, NY (b)	12/9/2020	LIBOR + 2.15%	—	75,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	—
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	76,582	77,333
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	67,534	68,199
107 Columbia Heights, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	64,731	64,731
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$974,197	$925,613
Unamortized debt issuance costs			(10,862)	(12,049)
Total debt, net of unamortized debt issuance costs			$963,335	$913,564

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

(b) On May 31, 2019, the Company repaid the debt secured by the 250 Livingston Street property that was scheduled to mature in 2020, from the proceeds of a $125,000 first mortgage loan with Citi Real Estate Funding Inc. The loan matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

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

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the 107 Columbia Heights acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $5,731 was drawn as of June 30, 2019. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (6.2% as of June 30, 2019).

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

The following table summarizes principal payment requirements under terms of notes payable as of June 30, 2019 (unaudited):

2019 (Remainder)	$1,546
2020	69,919
2021	8,553
2022	8,866
2023	9,191
Thereafter	876,122
Total	$974,197

The Company recognized a loss on extinguishment of debt of $1,771 during the three months ended June 30, 2019, in connection with the refinancing of debt on the 250 Livingston Street property; the loss consisted of the write-off of unamortized debt costs. The Company recognized a loss on extinguishment of debt of $6,981 during the six months ended June 30, 2018, in connection with the refinancing of debt on the Flatbush Gardens and Tribeca House properties; the loss consisted of prepayment and other fees and the write-off of unamortized debt costs.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2019, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows (unaudited):

2019 (Remainder)	$11,008
2020	23,901
2021	19,636
2022	19,361
2023	17,579
Thereafter	35,766
Total	$127,251

The Company has commercial leases with the City of New York that comprised approximately 19% of total revenues for each of the three months ended June 30, 2019 and 2018, and 19% of total revenues for each of the six months ended June 30, 2019 and 2018.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$974,197	$925,613
Estimated fair value	$1,019,601	$927,561

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

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loan	Maturity Date	Strike Rate	Estimated Fair Value at June 30, 2019	Estimated Fair Value at December 31, 2018
				(unaudited)
$73,700	107 Columbia Heights	May 9, 2020	3.0%	$—	$24
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$24

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House and 250 Livingston Street instruments are recognized in earnings, and changes in fair value of the 107 Columbia Heights instrument are recognized in real estate under development. Increases in fair value of the Tribeca House and 250 Livingston Street instruments of $0 and $(10) for the three months ended June 30, 2019 and 2018, respectively, and $0 and $(237) for the six months ended June 30, 2019 and 2018, respectively, are included in interest expense. Decreases (increases) in fair value of the 107 Columbia Heights instrument of $2 and $6 for the three months ended June 30, 2019 and 2018, respectively, and $24 and $(63) for the six months ended June 30, 2019 and 2018, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of June 30, 2019, and December 31, 2018, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. The Company is still evaluating the decision. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which is expected to stay proceedings of any potential over-charge collection. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2019	26%	74%	100%
Three months ended June 30, 2018	26%	74%	100%
Six months ended June 30, 2019	25%	75%	100%
Six months ended June 30, 2018	27%	73%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $84 and $86 for the three months ended June 30, 2019 and 2018, respectively, and $171 and $175 for the six months ended June 30, 2019 and 2018, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $313 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $313 and $1,880 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2019 and 2018, is as follows (unaudited):

Three months ended June 30, 2019	Commercial	Residential	Total
Rental income	$7,300	$21,146	$28,446
Total revenues	7,300	21,146	28,446
Property operating expenses	1,036	5,711	6,747
Real estate taxes and insurance	1,236	4,471	5,707
General and administrative	409	2,170	2,579
Depreciation and amortization	970	3,620	4,590
Total operating expenses	3,651	15,972	19,623
Income from operations	$3,649	$5,174	$8,823

Three months ended June 30, 2018	Commercial	Residential	Total
Rental income	$7,204	$20,096	$27,300
Total revenues	7,204	20,096	27,300
Property operating expenses	1,040	5,541	6,581
Real estate taxes and insurance	1,111	4,251	5,362
General and administrative	218	2,388	2,606
Depreciation and amortization	896	3,539	4,435
Total operating expenses	3,265	15,719	18,984
Income from operations	$3,939	$4,377	$8,316

Six months ended June 30, 2019	Commercial	Residential	Total
Rental income	$14,180	$41,918	$56,098
Total revenues	14,180	41,918	56,098
Property operating expenses	2,177	12,133	14,310
Real estate taxes and insurance	2,472	8,966	11,438
General and administrative	688	3,559	4,247
Depreciation and amortization	1,916	7,223	9,139
Total operating expenses	7,253	31,881	39,134
Income from operations	$6,927	$10,037	$16,964

Six months ended June 30, 2018	Commercial	Residential	Total
Rental income	$14,393	$39,775	$54,168
Total revenues	14,393	39,775	54,168
Property operating expenses	2,250	11,587	13,837
Real estate taxes and insurance	2,217	8,493	10,710
General and administrative	536	5,208	5,744
Depreciation and amortization	1,771	7,260	9,031
Total operating expenses	6,774	32,548	39,322
Income from operations	$7,619	$7,227	$14,846

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2019 (unaudited)	$286,560	$854,822	$1,141,382
December 31, 2018	245,940	855,068	1,101,008

The Company’s interest expense by segment for the three and six months ended June 30, 2019 and 2018, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2019	$1,721	$6,489	$8,210
2018	1,707	6,301	8,008

Six months ended June 30,
2019	$3,455	$13,029	$16,484
2018	3,528	13,023	16,551

The Company’s capital expenditures by segment for the three and six months ended June 30, 2019 and 2018, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2019	$1,239	$11,549	$12,788
2018	809	9,132	9,941

Six months ended June 30,
2019	$2,147	$21,856	$24,003
2018	1,047	21,463	22,510

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

As of June 30, 2019, the Company owns:

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

On March 25, 2019, the Company announced that it signed a lease with the City of New York for renewal of its commercial leases at the 250 Livingston Street property; the City countersigned the lease on May 8, 2019. The new lease has a ten-year term commencing upon expiration of the current leases in August 2020, and combines the two existing leases into one; the City holds one-time termination options at the end of the fifth year and the seventh year. The lease encompasses 342,496 remeasured square feet at an initial $43.62 blended rent per square foot, with rent escalators beginning in the third year, and contemplates the Company making certain alterations and improvements to the property.

Touro College, which had leased 40 apartment units at the 10 West 65th Street property in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company is in the process of repositioning the apartments and leasing them at market rates.

On June 14, 2019, the Housing Stability and Tenant Protection Act of 2019 was signed into law in New York State. The legislation affects rent-stabilized apartments in New York City. Provisions of the law include repeal of vacancy decontrol and high-income deregulation, repeal of vacancy and longevity bonuses, establishment of a preferential rent as the base rent at lease renewal, and reductions in / limitations on rent increases associated with major capital improvements and individual apartment improvements. The new law took effect immediately, is permanent and will reduce the Company’s ability to raise rents on its rent-stabilized units.

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

At June 30, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

Results of Operations

Our focus throughout 2018 and year-to-date 2019 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended June 30, 2019 and 2018 (in thousands)

	2019	2018	Increase (decrease)%
Revenues
Residential rental income	$21,146	$20,096	$1,050	5.2%
Commercial rental income	7,300	7,204	96	1.3%
Total revenues	28,446	27,300	1,146	4.2%
Operating Expenses
Property operating expenses	6,747	6,581	166	2.5%
Real estate taxes and insurance	5,707	5,362	345	6.4%
General and administrative	2,579	2,606	(27)	(1.0)%
Depreciation and amortization	4,590	4,435	155	3.5%
Total operating expenses	19,623	18,984	639	3.4%
Income from operations	8,823	8,316	507	6.1%
Interest expense, net	(8,210)	(8,008)	202	2.5%
Loss on extinguishment of debt	(1,771)	—	1,771	NM
Net (loss) income	$(1,158)	$308	$(1,466)	(476.0)%

Revenue. Residential rental income increased from $20,096 for the three months ended June 30, 2018, to $21,146 for the three months ended June 30, 2019, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.89 (97.5% leased occupancy) at June 30, 2018, to $24.30 (98.9% leased occupancy) at June 30, 2019. Base rent per square foot increased at the Tribeca House property from $67.79 (97.6% leased occupancy) at June 30, 2018, to $68.77 (99.6% leased occupancy) at June 30, 2019.

Commercial rental income increased from $7,204 for the three months ended June 30, 2018, to $7,300 for the three months ended June 30, 2019, primarily due to increased tenant recoveries resulting from higher billable expenses.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased slightly for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $5,362 for the three months ended June 30, 2018, to $5,707 for the three months ended June 30, 2019, primarily due to increased real estate taxes across the portfolio and an increase in property insurance expense at the Flatbush Gardens property.

General and administrative. General and administrative expenses decreased from $2,606 for the three months ended June 30, 2018, to $2,579 for the three months ended June 30, 2019, primarily due to decreases in executive cash bonuses and public company professional fees, partially offset by an increase in legal expenses associated with a litigation matter at the Tribeca House property.

Depreciation and amortization. Depreciation and amortization expense increased from $4,435 for the three months ended June 30, 2018, to $4,590 for the three months ended June 30, 2019, due to additions to real estate, offset by reduced intangibles amortization at the 10 West 65th Street property.

Interest expense, net. Interest expense, net, increased from $8,008 for the three months ended June 30, 2018, to $8,210 for the three months ended June 30, 2019. The increase in interest expense from the May 2019 and December 2018 refinancings of the 250 Livingston Street property was partially offset by increased interest expense capitalization in connection with property development. Interest expense included amortization of loan costs and changes in fair value of interest rate caps of $424 and $221 for the three months ended June 30, 2019 and 2018, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt related to the refinancing of the 250 Livingston Street loan in May 2019. The amount included the write-off of unamortized debt costs.

Net (loss) income.   As a result of the foregoing, net loss increased from net income of $308 for the three months ended June 30, 2018, to net loss of $1,158 for the three months ended June 30, 2019.

Income Statement for the Six Months Ended June 30, 2019 and 2018 (in thousands)

	2019	2018	Increase (decrease)%
Revenues
Residential rental income	$41,918	$39,775	$2,143	5.4%
Commercial rental income	14,180	14,393	(213)	(1.5)%
Total revenues	56,098	54,168	1,930	3.6%
Operating Expenses
Property operating expenses	14,310	13,837	473	3.4%
Real estate taxes and insurance	11,438	10,710	728	6.8%
General and administrative	4,247	5,744	(1,497)	(26.1)%
Depreciation and amortization	9,139	9,031	108	1.2%
Total operating expenses	39,134	39,322	(188)	(0.5)%
Income from operations	16,964	14,846	2,118	14.3%
Interest expense, net	(16,484)	(16,551)	(67)	(0.4)%
Loss on extinguishment of debt	(1,771)	(6,981)	(5,210)	(74.6)%
Net loss	$(1,291)	$(8,686)	$(7,395)	(85.1)%

Revenue. Residential rental income increased from $39,775 for the six months ended June 30, 2018, to $41,918 for the six months ended June 30, 2019, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties.

Commercial rental income decreased from $14,393 for the six months ended June 30, 2018, to $14,180 for the six months ended June 30, 2019, primarily due to a non-recurring non-cash write-off of a straight-line rent balance related to a tenant lease amendment, partially offset by increased tenant recoveries resulting from higher billable expenses.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $13,837 for the six months ended June 30, 2018, to $14,310 for the six months ended June 30, 2019, primarily due to a higher provision for bad debts.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $10,710 for the six months ended June 30, 2018, to $11,438 for the six months ended June 30, 2019, primarily due to increased real estate taxes across the portfolio and an increase in property insurance expense at the Flatbush Gardens property.

General and administrative. General and administrative expenses decreased from $5,744 for the six months ended June 30, 2018, to $4,247 for the six months ended June 30, 2019, primarily due to decreases in executive cash bonuses, LTIP amortization expense and public company professional fees.

Depreciation and amortization. Depreciation and amortization expense increased from $9,031 for the six months ended June 30, 2018, to $9,139 for the six months ended June 30, 2019, due to additions to real estate, offset by reduced intangibles amortization at the 10 West 65th Street property.

Interest expense, net. Interest expense, net, decreased from $16,551 for the six months ended June 30, 2018, to $16,484 for the six months ended June 30, 2019. The increase in interest expense from the May 2019 and December 2018 refinancings of the 250 Livingston Street property was offset by the lower interest rate and loan amount obtained in refinancing the Tribeca House property in February 2018 and increased interest expense capitalization in connection with property development. Interest expense included amortization of loan costs and changes in fair value of interest rate caps of $928 and $515 for the six months ended June 30, 2019 and 2018, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt for the six months ended June 30, 2019, related to the refinancing of the 250 Livingston Street loan in May 2019; the amount included the write-off of unamortized debt costs. Loss on extinguishment of debt for the six months ended June 30, 2018, related to the refinancings of the Flatbush Gardens and Tribeca House loans in February 2018; the amount included charges for early extinguishment of the debt and the associated write-off of unamortized debt costs.

Net loss.   As a result of the foregoing, net loss decreased from $8,686 for the six months ended June 30, 2018, to $1,291 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had $963.3 million of indebtedness (net of unamortized issuance costs) secured by our properties, $56.3 million of cash and cash equivalents, and $16.5 million of restricted cash. As described in Note 6 of the accompanying “Notes to Consolidated Financial Statements,” the Company refinanced its outstanding Flatbush Gardens and Tribeca House loans on February 21, 2018, and its outstanding 250 Livingston Street loan on May 31, 2019.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended June 30, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively, and during the six months ended June 30, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $8.5 million and $8.5 million, respectively.

Cash Flows for the Six Months Ended June 30, 2019 and 2018 (in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities	$10,443	$13,705
Investing activities	(21,383)	(18,861)
Financing activities	37,880	11,736

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2019 and 2018, were as follows:

Net cash flow provided by operating activities was $10,443 for the six months ended June 30, 2019, compared to $13,705 for the six months ended June 30, 2018. The net decrease during the 2019 period reflected a decrease of $6,004 of cash generated by operating assets and liabilities, offset by an increase of $2,742 of cash flow from operating results.

Net cash used in investing activities was $21,383 for the six months ended June 30, 2019, compared to $18,861 for the six months ended June 30, 2018. We spent $21,383 and $19,246 on capital projects for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2018, we received $385 of net proceeds from the sale of interest rate caps.

Net cash provided by financing activities was $37,880 for the six months ended June 30, 2019, compared to $11,736 for the six months ended June 30, 2018. Cash was primarily provided in the six months ended June 30, 2019, by proceeds from the new loan on the 250 Livingston Street property ($125,000), offset by repayment of the existing loan on the property ($75,000), loan issuance and extinguishment costs ($2,166), and scheduled debt amortization ($1,416); and in the six months ended June 30, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338). The Company paid distributions of $8,538 and $8,515 in the six months ended June 30, 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net (loss) income before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO
Net (loss) income	$(1,158)	$308	$(1,291)	$(8,686)
Real estate depreciation and amortization	4,590	4,435	9,139	9,031
FFO	$3,432	$4,743	$7,848	$345

AFFO
FFO	$3,432	$4,743	$7,848	$345
Amortization of real estate tax intangible	120	118	239	236
Amortization of above- and below-market leases	(406)	(480)	(830)	(959)
Straight-line rent adjustments	182	257	816	513
Amortization of debt origination costs	424	231	928	752
Interest rate cap mark-to-market adjustments	—	(10)	—	(237)
Amortization of LTIP awards	704	691	860	1,259
Loss on extinguishment of debt	1,771	—	1,771	6,981
Recurring capital spending	(127)	(101)	(280)	(242)
AFFO	$6,100	$5,449	$11,352	$8,648

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net (loss) income before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA
Net (loss) income	$(1,158)	$308	$(1,291)	$(8,686)
Real estate depreciation and amortization	4,590	4,435	9,139	9,031
Amortization of real estate tax intangible	120	118	239	236
Amortization of above- and below-market leases	(406)	(480)	(830)	(959)
Straight-line rent adjustments	182	257	816	513
Amortization of LTIP awards	704	691	860	1,259
Interest expense, net	8,210	8,008	16,484	16,551
Loss on extinguishment of debt	1,771	—	1,771	6,981
Adjusted EBITDA	$14,013	$13,337	$27,188	$24,926

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NOI
Income from operations	$8,823	$8,316	$16,964	$14,846
Real estate depreciation and amortization	4,590	4,435	9,139	9,031
General and administrative expenses	2,579	2,606	4,247	5,744
Amortization of real estate tax intangible	120	118	239	236
Amortization of above- and below-market leases	(406)	(480)	(830)	(959)
Straight-line rent adjustments	182	257	816	513
NOI	$15,888	$15,252	$30,575	$29,411

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of 107 Columbia Heights debt outstanding and the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) as of June 30, 2019, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the 107 Columbia Heights loans and 4.0% for the 250 Livingston Street loan. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $64.7 million of variable rate debt as of June 30, 2019, would impact annual net income by approximately $0.6 million.

The fair value of the Company’s notes payable was approximately $1,019.6 million and $927.6 million as of June 30, 2019, and December 31, 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. The Company is still evaluating the decision. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which is expected to stay proceedings of any potential over-charge collection. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
*10.1	Loan Agreement, dated May 31, 2019, between 250 Livingston Owner LLC and Citi Real Estate Funding Inc.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

August 1, 2019	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer