Form 10-Q
period 2019-09-30
Clipper Realty Inc.
filed 2019-11-12
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 17,814,672 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$497,343
Building and improvements	597,600	479,360
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,659	10,978
Real estate under development	—	125,467
Total investment in real estate	1,153,169	1,116,199
Accumulated depreciation	(103,958)	(90,462)
Investment in real estate, net	1,049,211	1,025,737
Cash and cash equivalents	43,552	37,028
Restricted cash	17,084	8,836
Tenant and other receivables, net of allowance for doubtful accounts of $3,162 and $2,624, respectively	4,979	3,580
Deferred rent	1,485	2,485
Deferred costs and intangible assets, net	9,053	9,964
Prepaid expenses and other assets	12,954	13,378
TOTAL ASSETS	$1,138,318	$1,101,008

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,268 and $12,049, respectively	$963,218	$913,564
Accounts payable and accrued liabilities	12,252	12,550
Security deposits	7,569	6,637
Below-market leases, net	1,754	2,923
Other liabilities	5,141	3,849
TOTAL LIABILITIES	989,934	939,523
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 and 17,812,755 shares issued and outstanding, respectively	178	178
Additional paid-in-capital	93,332	92,945
Accumulated deficit	(33,612)	(27,941)
Total stockholders’ equity	59,898	65,182
Non-controlling interests	88,486	96,303
TOTAL EQUITY	148,384	161,485
TOTAL LIABILITIES AND EQUITY	$1,138,318	$1,101,008

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Residential rental income	$22,117	$20,675	$64,035	$60,449
Commercial rental income	7,323	7,273	21,503	21,667
TOTAL REVENUES	29,440	27,948	85,538	82,116

OPERATING EXPENSES
Property operating expenses	7,357	6,806	21,667	20,643
Real estate taxes and insurance	6,740	5,824	18,178	16,534
General and administrative	1,904	1,858	6,151	7,602
Depreciation and amortization	4,929	4,351	14,068	13,382
TOTAL OPERATING EXPENSES	20,930	18,839	60,064	58,161

INCOME FROM OPERATIONS	8,510	9,109	25,474	23,955

Interest expense, net	(8,692)	(8,052)	(25,176)	(24,603)
Loss on extinguishment of debt	—	—	(1,771)	(6,981)
Gain on involuntary conversion	—	194	—	194

Net (loss) income	(182)	1,251	(1,473)	(7,435)

Net loss (income) attributable to non-controlling interests	109	(746)	879	4,434
Net (loss) income attributable to common stockholders	$(73)	$505	$(594)	$(3,001)
Basic and diluted net (loss) income per share	$(0.01)	$0.02	$(0.05)	$(0.18)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	178	92,980	(29,687)	63,471	93,776	157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	178	93,235	(31,847)	61,566	90,950	152,516
Amortization of LTIP grants	—	—	—	—	—	325	325
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,583)	(4,275)
Net loss	—	—	—	(73)	(73)	(109)	(182)
Reallocation of noncontrolling interests	—	—	97	—	97	(97)	—
Balance September 30, 2019	17,814,672	$178	$93,332	$(33,612)	$59,898	$88,486	$148,384

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591
Issuance of common stock	—	—	(6)	—	(6)	—	(6)
Amortization of LTIP grants	—	—	—	—	—	568	568
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,562)	(4,254)
Net loss	—	—	—	(3,630)	(3,630)	(5,364)	(8,994)
Reallocation of noncontrolling interests	—	—	208	—	208	(208)	—
Balance March 31, 2018	17,812,755	178	92,475	(22,861)	69,792	103,113	172,905
Issuance of common stock	—	—	(1)	—	(1)	—	(1)
Amortization of LTIP grants	—	—	—	—	—	691	691
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net income	—	—	—	124	124	184	308
Reallocation of noncontrolling interests	—	—	252	—	252	(252)	—
Balance June 30, 2018	17,812,755	178	92,726	(24,429)	68,475	101,167	169,642
Amortization of LTIP grants	—	—	—	—	—	411	411
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net income	—	—	—	505	505	746	1,251
Reallocation of noncontrolling interests	—	—	138	—	138	(138)	—
Balance September 30, 2018	17,812,755	$178	$92,864	$(25,616)	$67,426	$99,617	$167,043

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,473)	$(7,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,496	12,330
Amortization of deferred financing costs	1,263	984
Amortization of deferred costs and intangible assets	933	1,407
Amortization of above- and below-market leases	(1,080)	(1,438)
Loss on extinguishment of debt	1,771	6,981
Gain on involuntary conversion	—	(194)
Deferred rent	1,000	771
Stock-based compensation	1,185	1,670
Change in fair value of interest rate caps	—	(237)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,399)	3,310
Prepaid expenses, other assets and deferred costs	1,839	2,295
Accounts payable and accrued liabilities	(1,369)	1,898
Security deposits	932	783
Other liabilities	1,292	682
Net cash provided by operating activities	18,390	23,807

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(34,962)	(28,455)
Insurance proceeds from involuntary conversion	—	226
Proceeds from sale of interest rate caps	—	385
Acquisition deposit	(1,550)	—
Net cash used in investing activities	(36,512)	(27,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	—	(7)
Payments of mortgage notes	(77,127)	(580,866)
Proceeds from mortgage notes	125,000	609,439
Dividends and distributions	(12,813)	(12,776)
Loan issuance and extinguishment costs	(2,166)	(8,338)
Net cash provided by financing activities	32,894	7,452

Net increase in cash and cash equivalents and restricted cash	14,772	3,415
Cash and cash equivalents and restricted cash - beginning of period	45,864	21,670
Cash and cash equivalents and restricted cash - end of period	$60,636	$25,085

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$37,028	$7,940
Restricted cash	8,836	13,730
Total cash and cash equivalents and restricted cash – beginning of period	$45,864	$21,670

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$43,552	$12,372
Restricted cash	17,084	12,713
Total cash and cash equivalents and restricted cash – end of period	$60,636	$25,085

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $5,261 and $4,054 in 2019 and 2018, respectively	$26,214	$23,582
Non-cash interest capitalized to real estate under development	937	888
Additions to investment in real estate included in accounts payable and accrued liabilities	7,069	6,920

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

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

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income (loss) previously reported. These results are not necessarily indicative of a full year’s results of operations.

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (since rebranded as “Clover House”), a 161-unit apartment community located in Brooklyn Heights, New York, in vacant condition, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

As of September 30, 2019, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA; and

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA.

On November 8, 2019, the Company acquired property located at 1010 Pacific Street in Brooklyn, New York, for $31 million. The property is located adjacent to downtown Brooklyn, approximately one mile from the Atlantic Terminal/Barclays Center hub. The Company plans to redevelop the property as a nine-story, fully amenitized multifamily rental building, including indoor parking, with approximately 119,000 rentable square feet.

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

At September 30, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At September 30, 2019, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2019.

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

If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balances of the related lease intangibles are written off. The tenant improvements and origination costs are amortized to expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

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

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are capitalized and are amortized over the term of the financing and are recorded in interest expense in the consolidated financial statements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2019 and 2018, the Company did not own any financial instruments for which the change in value was not reported in net (loss) income accordingly and its comprehensive (loss) income was its net (loss) income as presented in the consolidated statements of operations.

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

In March 2019, the Company granted 152,734 LTIP units with a weighted average grant date fair value of $13.35 per unit. In May 2019, the Company granted 5,800 LTIP units with a weighted average grant date fair value of $12.92 per unit to our former Chief Financial Officer that vested June 30, 2019, representing a prorated bonus in connection with his retirement effective on that date and provision of consulting services through June 30, 2020; additionally, the Company accelerated the vesting of his outstanding unvested LTIP units to vest in full on June 30, 2019.

At September 30, 2019 and December 31, 2018, there were 881,065 and 724,448 LTIP units outstanding, respectively, with a weighted grant-date fair value of $12.70 and $12.56 per unit, respectively. As of September 30, 2019, and December 31, 2018, there was $1.7 million and $0.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2019, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.2 years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2019, the Company has no derivatives for which it applies hedge accounting.

(Loss) Income Per Share

Basic and diluted (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2019 and 2018, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted (loss) income per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2019 or 2018.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted (loss) income per share, as the effect would be anti-dilutive. The net (loss) income allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net (loss) income attributable to common stockholders	$(73)	$505	$(594)	$(3,001)
Less: income attributable to participating securities	(84)	(69)	(236)	(200)
Subtotal	$(157)	$436	$(830)	$(3,201)
Denominator
Weighted average common shares outstanding	17,815	17,813	17,814	17,813

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.01)	$0.02	$(0.05)	$(0.18)

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

For the approximate 5% of rental revenue that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the tables below for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$21,729	$6,413	$28,142	95.6%
Operating expense recoveries	Revenue Recognition	122	753	875	3.0%
Other	Revenue Recognition	266	157	423	1.4%
Total revenues		$22,117	$7,323	$29,440	100.0%

Three Months Ended September 30, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$20,180	$6,383	$26,563	95.0%
Operating expense recoveries	Revenue Recognition	128	743	871	3.2%
Other	Revenue Recognition	367	147	514	1.8%
Total revenues		$20,675	$7,273	$27,948	100.0%

Nine Months Ended September 30, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$62,801	$18,752	$81,553	95.3%
Operating expense recoveries	Revenue Recognition	357	2,293	2,650	3.1%
Other	Revenue Recognition	877	458	1,335	1.6%
Total revenues		$64,035	$21,503	$85,538	100.0%

Nine Months Ended September 30, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$59,148	$18,937	$78,085	95.1%
Operating expense recoveries	Revenue Recognition	364	2,224	2,588	3.1%
Other	Revenue Recognition	937	506	1,443	1.8%
Total revenues		$60,449	$21,667	$82,116	100.0%

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

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Deferred costs	$347	$286
Above-market leases	444	480
Lease origination costs	1,385	3,110
In-place leases	859	8,078
Real estate tax abatements	9,143	12,571
Total deferred costs and intangible assets	12,178	24,525
Less accumulated amortization	(3,125)	(14,561)
Total deferred costs and intangible assets, net	$9,053	$9,964

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $189 and $188 for the three months ended September 30, 2019 and 2018, respectively, and $572 and $1,052 for the nine months ended September 30, 2019 and 2018, respectively; $8,994 of fully amortized deferred costs, lease origination costs and in-place leases was written off during the nine months ended September 30, 2019. Amortization of real estate tax abatements of $122 and $119 for the three months ended September 30, 2019 and 2018, respectively, and $361 and $355 for the nine months ended September 30, 2019 and 2018, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the nine months ended September 30, 2019. Amortization of above-market leases of $30 and $59 for the three months ended September 30, 2019 and 2018, respectively, and $89 and $176 for the nine months ended September 30, 2019 and 2018, respectively, is included in commercial rental income in the consolidated statements of operations; $36 of fully amortized above-market leases was written off during the nine months ended September 30, 2019.

Deferred costs and intangible assets as of September 30, 2019, amortize in future years as follows (unaudited):

2019 (Remainder)	$271
2020	801
2021	775
2022	743
2023	597
Thereafter	5,866
Total	$9,053

5. Below-Market Lease Intangibles

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Below-market leases	$4,087	$23,178
Less accumulated amortization	(2,333)	(20,255)
Below-market leases, net	$1,754	$2,923

Rental income included amortization of below-market leases of $280 and $538 for the three months ended September 30, 2019 and 2018, respectively, and $1,169 and $1,614 for the nine months ended September 30, 2019 and 2018, respectively; $19,091 of fully amortized below-market leases was written off during the nine months ended September 30, 2019.

Below-market leases as of September 30, 2019, amortize in future years as follows (unaudited):

2019 (Remainder)	$129
2020	517
2021	493
2022	423
2023	192
Thereafter	—
Total	$1,754

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2019	December 31, 2018
			(unaudited)
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	$246,000
250 Livingston Street, Brooklyn, NY (b)	12/9/2020	LIBOR + 2.15%	—	75,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	—
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	76,201	77,333
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	67,204	68,199
Clover House, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	64,731	64,731
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,350	34,350
Total debt			$973,486	$925,613
Unamortized debt issuance costs			(10,268)	(12,049)
Total debt, net of unamortized debt issuance costs			$963,218	$913,564

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

(f) On May 9, 2017, the Company entered into a $59,000 mortgage note agreement with a unit of Blackstone Mortgage Trust, Inc., related to the Clover House acquisition. The Company also entered into a construction loan secured by the building with the same lender that will provide up to $14,700 for eligible capital improvements and carrying costs, of which $5,731 was drawn as of September 30, 2019. The notes mature on May 9, 2020, are subject to two one-year extension options, require interest-only payments and bear interest at one-month LIBOR plus 3.85% (5.9% as of September 30, 2019).

On November 8, 2019, the Company refinanced the above Clover House loans with a $82,000, ten-year, fixed rate secured first mortgage loan with MetLife Investment Management. The loan matures on December 1, 2029, bears interest at 3.53% per annum and is interest-only for the entire term.

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

The following table summarizes principal payment requirements under terms of notes payable as of September 30, 2019 (unaudited):

2019 (Remainder)	$835
2020	69,919
2021	8,553
2022	8,866
2023	9,191
Thereafter	876,122
Total	$973,486

The Company recognized a loss on extinguishment of debt of $1,771 during the nine months ended September 30, 2019, in connection with the refinancing of debt on the 250 Livingston Street property; the loss consisted of the write-off of unamortized debt costs. The Company recognized a loss on extinguishment of debt of $6,981 during the nine months ended September 30, 2018, in connection with the refinancing of debt on the Flatbush Gardens and Tribeca House properties; the loss consisted of prepayment and other fees and the write-off of unamortized debt costs.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2019, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows (unaudited):

2019 (Remainder)	$5,388
2020	23,600
2021	19,371
2022	19,083
2023	17,291
Thereafter	31,776
Total	$116,509

The Company has commercial leases with the City of New York that comprised approximately 18% of total revenues for the three months ended September 30, 2019, approximately 19% for the three months ended September 30, 2018, and 19% of total revenues for each of the nine months ended September 30, 2019 and 2018.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$973,486	$925,613
Estimated fair value	$1,038,425	$927,561

The Company purchased interest rate caps in connection with the Tribeca House loans obtained on November 9, 2016, the loans obtained for the Clover House acquisition and the 250 Livingston Street loan obtained on December 6, 2018. On April 27, 2018, the Company terminated the Tribeca House instrument for net proceeds of $385. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loan	Maturity Date	Strike Rate	Estimated Fair Value at September 30, 2019	Estimated Fair Value at December 31, 2018
				(unaudited)
$73,700	Clover House	May 9, 2020	3.0%	$—	$24
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$24

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House and 250 Livingston Street instruments are recognized in earnings, and changes in fair value of the Clover House instrument are recognized in real estate under development. Increases in fair value of the Tribeca House and 250 Livingston Street instruments of $0 for the three months ended September 30, 2019 and 2018, and $0 and $(237) for the nine months ended September 30, 2019 and 2018, respectively, are included in interest expense. Decreases (increases) in fair value of the Clover House instrument of $0 and $(13) for the three months ended September 30, 2019 and 2018, respectively, and $24 and $(76) for the nine months ended September 30, 2019 and 2018, respectively, are recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of September 30, 2019, and December 31, 2018, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2019	25%	75%	100%
Three months ended September 30, 2018	26%	74%	100%
Nine months ended September 30, 2019	25%	75%	100%
Nine months ended September 30, 2018	26%	74%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $0 and $87 for the three months ended September 30, 2019 and 2018, respectively, and $45 and $262 for the nine months ended September 30, 2019 and 2018, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $7 and $18 for the three months ended September 30, 2019 and 2018, respectively, and $319 and $1,898 for the nine months ended September 30, 2019 and 2018, respectively.

11. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

The Company’s income from operations by segment for the three and nine months ended September 30, 2019 and 2018, is as follows (unaudited):

Three months ended September 30, 2019	Commercial	Residential	Total
Rental income	$7,323	$22,117	$29,440
Total revenues	7,323	22,117	29,440
Property operating expenses	1,119	6,238	7,357
Real estate taxes and insurance	1,532	5,208	6,740
General and administrative	259	1,645	1,904
Depreciation and amortization	959	3,970	4,929
Total operating expenses	3,869	17,061	20,930
Income from operations	$3,454	$5,056	$8,510

Three months ended September 30, 2018	Commercial	Residential	Total
Rental income	$7,273	$20,675	$27,948
Total revenues	7,273	20,675	27,948
Property operating expenses	1,094	5,712	6,806
Real estate taxes and insurance	1,245	4,579	5,824
General and administrative	256	1,602	1,858
Depreciation and amortization	908	3,443	4,351
Total operating expenses	3,503	15,336	18,839
Income from operations	$3,770	$5,339	$9,109

Nine months ended September 30, 2019	Commercial	Residential	Total
Rental income	$21,503	$64,035	$85,538
Total revenues	21,503	64,035	85,538
Property operating expenses	3,296	18,371	21,667
Real estate taxes and insurance	4,004	14,174	18,178
General and administrative	947	5,204	6,151
Depreciation and amortization	2,876	11,192	14,068
Total operating expenses	11,123	48,941	60,064
Income from operations	$10,380	$15,094	$25,474

Nine months ended September 30, 2018	Commercial	Residential	Total
Rental income	$21,667	$60,449	$82,116
Total revenues	21,667	60,449	82,116
Property operating expenses	3,344	17,299	20,643
Real estate taxes and insurance	3,462	13,072	16,534
General and administrative	792	6,810	7,602
Depreciation and amortization	2,679	10,703	13,382
Total operating expenses	10,277	47,884	58,161
Income from operations	$11,390	$12,565	$23,955

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2019 (unaudited)	$286,221	$852,097	$1,138,318
December 31, 2018	245,940	855,068	1,101,008

The Company’s interest expense by segment for the three and nine months ended September 30, 2019 and 2018, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2019	$1,764	$6,928	$8,692
2018	1,716	6,336	8,052

Nine months ended September 30,
2019	$5,219	$19,957	$25,176
2018	5,244	19,359	24,603

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2019 and 2018, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2019	$2,145	$10,822	$12,967
2018	628	9,425	10,053

Nine months ended September 30,
2019	$4,292	$32,678	$36,970
2018	1,675	30,888	32,563

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (since rebranded as “Clover House”), a 161-unit apartment community located in Brooklyn Heights, New York, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

As of September 30, 2019, the Company owns:

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

During the quarter ended September 30, 2019, the Company substantially completed development at the Clover House property and began lease-up at market rates. The property has reached stabilization, and the Company currently anticipates that it will be fully leased by the end of the year. On November 8, 2019, the Company refinanced the existing Clover House loans with a $82.0 million, ten-year, fixed rate secured first mortgage loan with MetLife Investment Management. The loan matures on December 1, 2029, bears interest at 3.53% per annum and is interest-only for the entire term.

On November 8, 2019, the Company acquired property located at 1010 Pacific Street in Brooklyn, New York, for $31 million. The property is located adjacent to downtown Brooklyn, approximately one mile from the Atlantic Terminal/Barclays Center hub. The Company plans to redevelop the property as a nine-story, fully amenitized multifamily rental building, including indoor parking, with approximately 119,000 rentable square feet.

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

At September 30, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

Results of Operations

Our focus throughout 2018 and year-to-date 2019 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended September 30, 2019 and 2018 (in thousands)

	2019	Less: Clover House	2019 Excluding Clover House	2018	Increase (decrease)%
Revenues
Residential rental income	$22,117	$378	$21,739	$20,675	$1,064	5.1%
Commercial rental income	7,323	—	7,323	7,273	50	0.7%
Total revenues	29,440	378	29,062	27,948	1,114	4.0%
Operating Expenses
Property operating expenses	7,357	323	7,034	6,806	228	3.3%
Real estate taxes and insurance	6,740	73	6,667	5,824	843	14.5%
General and administrative	1,904	98	1,806	1,858	(52)	(2.8)%
Depreciation and amortization	4,929	145	4,784	4,351	433	10.0%
Total operating expenses	20,930	639	20,291	18,839	1,452	7.7%
Income from operations	8,510	(261)	8,771	9,109	(338)	(3.7)%
Interest expense, net	(8,692)	(62)	(8,630)	(8,052)	578	7.2%
Gain on involuntary conversion	—	—	—	194	(194)	(100.0)%
Net (loss) income	$(182)	$(323)	$141	$1,251	$(1,110)	(88.7)%

Revenue. Residential rental income, excluding Clover House, increased from $20,675 for the three months ended September 30, 2018, to $21,739 for the three months ended September 30, 2019, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $23.38 (98.6% leased occupancy) at September 30, 2018, to $24.49 (99.5% leased occupancy) at September 30, 2019. Base rent per square foot increased at the Tribeca House property from $68.92 (93.3% leased occupancy) at September 30, 2018, to $70.85 (98.2% leased occupancy) at September 30, 2019.

Commercial rental income was essentially flat for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, increased from $6,806 for the three months ended September 30, 2018, to $7,034 for the three months ended September 30, 2019, primarily due to a larger amount of make-ready apartment improvements at the Tribeca House and Flatbush Gardens properties.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $5,824 for the three months ended September 30, 2018, to $6,667 for the three months ended September 30, 2019, due to increased real estate taxes and insurance expense across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, decreased from $1,858 for the three months ended September 30, 2018, to $1,806 for the three months ended September 30, 2019, primarily due to decreases in overhead costs and LTIP amortization expense, partially offset by an increase in legal expenses associated with a litigation matter at the Tribeca House property.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $4,351 for the three months ended September 30, 2018, to $4,784 for the three months ended September 30, 2019, due to additions to real estate.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $8,052 for the three months ended September 30, 2018, to $8,630 for the three months ended September 30, 2019, primarily due to the May 2019 and December 2018 refinancings of the 250 Livingston Street property. Interest expense, excluding Clover House, included amortization of loan costs of $272 and $231 for the three months ended September 30, 2019 and 2018, respectively.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property in 2018.

Net (loss) income.   As a result of the foregoing, net income, excluding Clover House, decreased from $1,251 for the three months ended September 30, 2018, to $141 for the three months ended September 30, 2019.

Income Statement for the Nine Months Ended September 30, 2019 and 2018 (in thousands)

	2019	Less: Clover House	2019 Excluding Clover House	2018	Increase (decrease)%
Revenues
Residential rental income	$64,035	$378	$63,657	$60,449	$3,208	5.3%
Commercial rental income	21,503	—	21,503	21,667	(164)	(0.8)%
Total revenues	85,538	378	85,160	82,116	3,044	3.7%
Operating Expenses
Property operating expenses	21,667	323	21,344	20,643	701	3.4%
Real estate taxes and insurance	18,178	73	18,105	16,534	1,571	9.5%
General and administrative	6,151	98	6,053	7,602	(1,549)	(20.4)%
Depreciation and amortization	14,068	145	13,923	13,382	541	4.0%
Total operating expenses	60,064	639	59,425	58,161	1,264	2.2%
Income from operations	25,474	(261)	25,735	23,955	1,780	7.4%
Interest expense, net	(25,176)	(62)	(25,114)	(24,603)	511	2.1%
Loss on extinguishment of debt	(1,771)	—	(1,771)	(6,981)	(5,210)	(74.6)%
Gain on involuntary conversion	—	—	—	194	(194)	(100.0)%
Net loss	$(1,473)	$(323)	$(1,150)	$(7,435)	$6,285	84.5%

Revenue. Residential rental income, excluding Clover House, increased from $60,449 for the nine months ended September 30, 2018, to $63,657 for the nine months ended September 30, 2019, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties.

Commercial rental income was essentially flat for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, increased from $20,643 for the nine months ended September 30, 2018, to $21,344 for the nine months ended September 30, 2019, primarily due to a higher provision for bad debts and a larger amount of make-ready apartment improvements at the Tribeca House and Flatbush Gardens properties.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $16,534 for the nine months ended September 30, 2018, to $18,105 for the nine months ended September 30, 2019, primarily due to increased real estate taxes and insurance expense across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, decreased from $7,602 for the nine months ended September 30, 2018, to $6,053 for the nine months ended September 30, 2019, primarily due to decreases in overhead costs, executive cash bonuses and LTIP amortization expense.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $13,382 for the nine months ended September 30, 2018, to $13,923 for the nine months ended September 30, 2019, due to additions to real estate, partially offset by reduced intangibles amortization at the 10 West 65th Street property.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $24,603 for the nine months ended September 30, 2018, to $25,114 for the nine months ended September 30, 2019. The increase in interest expense from the May 2019 and December 2018 refinancings of the 250 Livingston Street property was offset by the lower interest rate and loan amount obtained in refinancing the Tribeca House property in February 2018 and increased interest expense capitalization in connection with property development. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $1,200 and $746 for the nine months ended September 30, 2019 and 2018, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2019, related to the refinancing of the 250 Livingston Street loan in May 2019; the amount included the write-off of unamortized debt costs. Loss on extinguishment of debt for the nine months ended September 30, 2018, related to the refinancings of the Flatbush Gardens and Tribeca House loans in February 2018; the amount included charges for early extinguishment of the debt and the associated write-off of unamortized debt costs.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, decreased from $7,435 for the nine months ended September 30, 2018, to $1,150 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had $963.2 million of indebtedness (net of unamortized issuance costs) secured by our properties, $43.6 million of cash and cash equivalents, and $17.1 million of restricted cash. On November 8, 2019, the Company refinanced its outstanding Clover House loans. See Note 6 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended September 30, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively, and during the nine months ended September 30, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $12.8 million and $12.8 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities	$18,390	$23,807
Investing activities	(36,512)	(27,844)
Financing activities	32,894	7,452

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2019 and 2018, were as follows:

Net cash flow provided by operating activities was $18,390 for the nine months ended September 30, 2019, compared to $23,807 for the nine months ended September 30, 2018. The net decrease during the 2019 period reflected a decrease of $7,672 of cash generated by operating assets and liabilities, offset by an increase of $2,255 of cash flow from operating results.

Net cash used in investing activities was $36,512 for the nine months ended September 30, 2019, compared to $27,844 for the nine months ended September 30, 2018. We spent $34,962 and $28,455 on capital projects for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, we funded a $1,550 acquisition deposit for the 1010 Pacific Street property. For the nine months ended September 30, 2018, we received $226 of insurance proceeds from the disposal of assets damaged in a fire at a property and $385 of net proceeds from the sale of interest rate caps.

Net cash provided by financing activities was $32,894 for the nine months ended September 30, 2019, compared to $7,452 for the nine months ended September 30, 2018. Cash was primarily provided in the nine months ended September 30, 2019, by proceeds from the new loan on the 250 Livingston Street property ($125,000), offset by repayment of the existing loan on the property ($75,000), loan issuance and extinguishment costs ($2,166), and scheduled debt amortization ($2,127); and in the nine months ended September 30, 2018, by proceeds from new loans on the Flatbush Gardens and Tribeca House properties ($606,000), offset by repayment of existing loans on the properties (approximately $578,000), and loan issuance and extinguishment costs ($8,338). The Company paid distributions of $12,813 and $12,776 in the nine months ended September 30, 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, loss on extinguishment of debt, gain on involuntary conversion and non-recurring litigation-related expenses, less recurring capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net (loss) income before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO
Net (loss) income	$(182)	$1,251	$(1,473)	$(7,435)
Real estate depreciation and amortization	4,929	4,351	14,068	13,382
FFO	$4,747	$5,602	$12,595	$5,947

AFFO
FFO	$4,747	$5,602	$12,595	$5,947
Amortization of real estate tax intangible	122	119	361	355
Amortization of above- and below-market leases	(250)	(479)	(1,080)	(1,438)
Straight-line rent adjustments	184	258	1,000	771
Amortization of debt origination costs	334	232	1,263	984
Interest rate cap mark-to-market adjustments	—	—	—	(237)
Amortization of LTIP awards	325	411	1,185	1,670
Loss on extinguishment of debt	—	—	1,771	6,981
Gain on involuntary conversion	—	(194)	—	(194)
Non-recurring litigation-related expenses	87	—	87	—
Recurring capital spending	(126)	(184)	(405)	(426)
AFFO	$5,423	$5,765	$16,777	$14,413

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), loss on extinguishment of debt and non-recurring litigation-related expenses, less gain on involuntary conversion.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net (loss) income before allocation to non-controlling interests, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA
Net (loss) income	$(182)	$1,251	$(1,473)	$(7,435)
Real estate depreciation and amortization	4,929	4,351	14,068	13,382
Amortization of real estate tax intangible	122	119	361	355
Amortization of above- and below-market leases	(250)	(479)	(1,080)	(1,438)
Straight-line rent adjustments	184	258	1,000	771
Amortization of LTIP awards	325	411	1,185	1,670
Interest expense, net	8,692	8,052	25,176	24,603
Loss on extinguishment of debt	—	—	1,771	6,981
Gain on involuntary conversion	—	(194)	—	(194)
Non-recurring litigation-related expenses	87	—	87	—
Adjusted EBITDA	$13,907	$13,769	$41,095	$38,695

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NOI
Income from operations	$8,510	$9,109	$25,474	$23,955
Real estate depreciation and amortization	4,929	4,351	14,068	13,382
General and administrative expenses	1,904	1,858	6,151	7,602
Amortization of real estate tax intangible	122	119	361	355
Amortization of above- and below-market leases	(250)	(479)	(1,080)	(1,438)
Straight-line rent adjustments	184	258	1,000	771
NOI	$15,399	$15,216	$45,974	$44,627

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019) and the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) as of September 30, 2019, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the Clover House loans and 4.0% for the 250 Livingston Street loan. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $64.7 million of variable rate debt as of September 30, 2019, would impact annual net income by approximately $0.6 million.

The fair value of the Company’s notes payable was approximately $1,038.4 million and $927.6 million as of September 30, 2019, and December 31, 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

Clipper realty inc.

November 12, 2019	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer