Form 10-K
period 2019-12-31
Clipper Realty Inc.
filed 2020-03-12
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 28, 2019, closing price of our Class A common stock on the New York Stock Exchange – $164,334,999

As of March 12, 2020, there were 17,814,672 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Proxy Statement relating to its 2020 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (since rebranded as “Clover House”), a 158-unit apartment community located in Brooklyn Heights, New York, in vacant condition, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

On November 8, 2019, the Company completed the acquisition of property located at 1010 Pacific Street in Prospect Heights, New York, for $31.0 million.

As of December 31, 2019, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,496 rentable units and approximately 1,749,000 square feet of residential rental GLA;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

•

Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA;

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA; and

•	1010 Pacific Street in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 119,000 square feet of residential rental GLA.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2019, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 59.6% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 40.4% of the aggregate distributions from the LLC subsidiaries.

The Company’s revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 75% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2019, agencies of the City of New York leased approximately 16% of the total rentable square feet in our portfolio, representing approximately 15% of our total portfolio’s annualized rent.

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

The 141 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002, along with the below-mentioned 250 Livingston Street property. It is a 15-story office building with approximately 206,000 square feet gross leasable area of commercial space. The property’s primary commercial tenant, the City of New York, executed a 10-year lease in December 2015; under the agreement, the annual rent will increase by 25% beginning the sixth year of the lease.

The 250 Livingston Street property in the Downtown Brooklyn neighborhood was purchased in 2002 (along with the 141 Livingston Street property), and consists of a 12-story office and residential building. It currently has approximately 294,000 square feet gross leasable area of commercial space and approximately 27,000 square feet of residential space. The property’s sole office tenant, the City of New York, signed a lease in May 2019 for renewal of its commercial leases, for a ten-year term commencing upon expiration of the current leases in August 2020; the office space has been remeasured to approximately 342,000 square feet, according to Real Estate Board of New York (“REBNY”) standards.

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

The Clover House property (formerly known as 107 Columbia Heights), purchased in May 2017 in vacant condition, is located in the Brooklyn Heights neighborhood of Brooklyn, New York. The renovated property consists of approximately 102,000 square feet of leasable residential area, with 158 well-appointed studio, one- and two-bedroom rental units, full amenities and indoor parking for 68 cars.

The 10 West 65th Street property, purchased in October 2017, is located in the Upper West Side neighborhood of Manhattan, New York, less than a block from Central Park. The property consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. Touro College, which had leased 40 units in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company subsequently repositioned the units and leased them at market rates.

The 1010 Pacific Street property, purchased in November 2019, is located in the Prospect Heights neighborhood of Brooklyn, New York. The Company intends to redevelop the property as a fully amenitized residential building with approximately 119,000 square feet of leasable area; the building is expected to have 175 total units, 70% of which will be leased at market rates and 30% will be designated as affordable housing. We expect to begin construction on the 1010 Pacific Street Property in 2020 and estimate that the construction process will be completed in approximately two years.

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

Americans with Disabilities Act and Similar Laws

Our properties must comply with Title III of Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with these or other federal, state or local laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Employees

As of December 31, 2019, we had 198 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2022. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2022. The Local 32BJ Service Employees International Union commercial building contract expired on December 31, 2019; all terms and conditions remain in effect while the parties negotiate a successor agreement retroactive to the expiration date.

Company Information

Our principal executive offices are located at 4611 12th Avenue, Brooklyn, New York 11219. Our current facilities are adequate for our present and future operations. Our telephone number is (718) 438-2804. Our website address is www.clipperrealty.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

●

the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019, as well as other rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

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

Numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings. The rent stabilization regulations applicable to our multifamily residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. On June 14, 2019, the Housing Stability and Tenant Protection Act of 2019 was signed into law in New York State. The legislation affects rent-stabilized apartments in New York City. Provisions of the law make it extremely difficult for apartments to exit rent regulation, repeal vacancy decontrol and high-income deregulation, repeal vacancy and longevity bonuses, establish a preferential rent as the base rent at lease renewal, and reductions in / limitations on rent increases associated with major capital improvements and individual apartment improvements. The new law took effect immediately, is permanent and will reduce the Company’s ability to raise rents on its rent-stabilized units. While it is too early to measure the full impact of the legislation, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of our portfolio may be impaired and our stock price may decline.

In addition, we are subject to claims from tenants that the rent charged by us exceeds the amount permitted by rent stabilization. Although we believe that all of our rents are compliant with applicable rent stabilization regulation, tenants have in the past made claims that their rents exceed the maximum rent that could be charged under rent stabilization. These claims include claims that the annual increases in the maximum rent have in the past been inapplicable as a result of a failure to provide essential services by us or the prior owners. The number of these claims may increase as our rents approach the maximum rent that could be charged under rent stabilization. Tenants could also claim that our determination that luxury deregulation was applicable to their apartment was incorrect and seek a reduction in rent and/or return of rents paid in excess of the maximum legal rent. Finally, a tenant in an apartment eligible for tax benefits, such as Section 421-g of the Real Property Tax Law, could claim that rent stabilization applies to the tenant’s apartment while those tax benefits are available, even if the apartment is eligible for luxury deregulation. For example, in 2016, certain present and former tenants of apartment units at our Tribeca House properties brought an action against the Company alleging that they were subject to applicable rent stabilization laws. For more information regarding these claims, see “Legal Proceedings.”

The application of rent stabilization to apartments in our multifamily residential properties limits the amount of rent we are able to collect, which may have a material adverse effect on our cash flows and our ability to fully take advantage of the investments that we are making in our properties.

All of our properties are located in New York City, and adverse economic or regulatory developments in New York City or parts thereof, including the boroughs of Brooklyn and Manhattan, could negatively affect our results of operations, financial condition, cash flow, and ability to make distributions to our stockholders.

All of our properties are located in New York City, with all of our current portfolio being in the boroughs of Manhattan and Brooklyn. As a result, our business is dependent on the condition of the economy in New York City and the views of potential tenants regarding living and working in New York City, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in New York City (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, terror attacks, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation such as the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to meet our debt obligations and to make distributions to our stockholders.

We depend on a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2019, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 500,228 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 16% of the total rentable square feet in our portfolio and approximately 15% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Our portfolio’s revenue is currently generated from seven properties.

As of December 31, 2019, our portfolio consisted of eight properties – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property, the Clover House property and the 1010 Pacific Street property, which accounted for 32.9%, 37.0%, 10.3%, 9.8%, 6.3%, 2.2%, 1.5% and 0.0%, respectively, of our portfolio’s total revenue for the year ended December 31, 2019. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2019, we had approximately 68,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 64% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2020 (including month-to-month leases). As of December 31, 2019, we had no vacant commercial space, and approximately 4,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

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

We may engage in development, redevelopment or repositioning activities with respect to our properties as we believe market conditions dictate. For example, we plan to redevelop the 1010 Pacific Street property as a fully amenitized residential rental building. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment.

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

In the event that there are adverse economic conditions in the real estate market and demand for commercial, retail and/or residential space decreases with respect to our current vacant space and as leases at our properties expire, we may be required to increase tenant improvement allowances or concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling (with respect to our commercial and retail space) and other improvements or provide additional services to our tenants, all of which could negatively affect our cash flow. If the necessary capital is unavailable, we may be unable to make these potentially significant capital expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could adversely affect our financial condition, results of operations, cash flow and the market value of our common stock.

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

We may incur significant costs complying with the ADA and similar laws (including but not limited to the Fair Housing Amendments Act of 1988 (“FHAA”) and the Rehabilitation Act of 1973), which could adversely affect us, including our future results of operations and cash flows.

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

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under generally accepted accounting principles in the United States (“GAAP”) if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges will reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future losses or gains, as they will be based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations.

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

●

our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals (including as relates to compliance with the REIT requirements), which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

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

Subject to certain exceptions, New York City and New York State impose a tax on the transfer of New York City and/or New York State real property or the transfer of a controlling interest in New York City and/or New York State real property, generally at a current, maximum combined rate of 3.275% of the fair market value of the New York City and/or New York State real property. A direct or indirect transfer of a 50% or greater interest in any of our properties (or in the entities that own our properties) generally would constitute a transfer of a controlling interest in real property. Certain aggregation rules apply in determining whether a transfer of a controlling interest has occurred. For example, transfers made within a three-year period generally are presumed to be aggregated. Therefore, a transfer of a controlling interest could occur as a result of the combination of one or more of the private offering, the IPO, other offerings of common stock by us resulting of an increase in our investment in the entities that own our properties, issuances of our common stock to our continuing investors in exchange for Class B LLC units pursuant to the exchange right granted to holders of Class B LLC units, sales of Class B LLC units by the holders thereof, the issuance of LLC interests to our Operating Partnership in connection with the private offering or a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. In addition to any transfer tax that may be imposed upon us, we have agreed with our continuing investors to pay any such transfer taxes imposed upon a continuing investor as a result of the private offering and the related formation transactions (including subsequent issuances of additional LLC units or interests, issuances of units by the Operating Partnership (“OP Units”) or issuances of our common stock by the Company), issuances of our common stock in exchange for Class B LLC units, dispositions of property by any LLC subsidiary, the issuance of LLC interests to our Operating Partnership in connection with a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. If a transfer of a controlling interest in an entity owning our properties occurs, New York City and/or New York State transfer tax could be payable based on the fair market value of the New York City and/or New York State property at the time of each such transfer (including any transfers that are treated as a part of the transfer of the controlling interest that occur prior to the transfer that caused the 50% threshold to be met). For example, if exchanges of Class B LLC units resulted in our ownership of the entities that own our properties increasing to greater than 50%, we could be subject to New York City and New York State transfer tax at a current, maximum combined rate of 3.275% of the fair market value of such New York City and/or New York State properties. In addition, we may or may not be eligible to take advantage of the 50% reduction to the New York City and New York State transfer tax rates that could apply with respect to transfers of real property to certain REITs.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2019, we had no corporate debt and $1,009.4 million in property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

Our other senior executives – Michael Frenz, our Chief Financial Officer, JJ Bistricer, our Chief Operating Officer, and Jacob Schwimmer, our Chief Property Management Officer – also have extensive experience and strong reputations in the real estate industry, which aid us in identifying or attracting investment opportunities and negotiating with sellers of properties. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and industry participants, which could negatively affect our financial condition, results of operations, cash flow and the market value of our common stock.

Breaches of our data security could adversely affect our business, including our financial performance and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, we can provide no assurance that we will be able to prevent unauthorized access to this information whether through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. As a result, any breach of our data security measures and/or loss of this information may disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; result in legal liability and costs (including damages and penalties) that could adversely affect our business, including our financial performance, cash flow and ability to make distributions with respect to, and the market price of, our common stock, and our reputation.

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

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their Class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. As a result, our continuing investors are generally entitled to exercise 66.8% of the voting power in our Company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our Company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our Company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

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

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 66.8% of the voting power in our Company, including in connection with a merger or other acquisition of our Company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our Company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

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

Each item discussed above may have the effect of deterring a third party from making an acquisition proposal for us or may delay, deter or prevent a change in control of our Company, even if a proposed transaction is at a premium over the then-current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

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

Our charter contains a provision that expressly permits our officers to compete with us.

Our officers have outside business interests and may compete with us for investments in properties and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our charter provides that we renounce any interest or expectancy in, or right to be offered or to participate in, any business opportunity identified in any investment policy or agreement with any of our officers unless the policy or agreement contemplates that the officer must present, communicate or offer such business opportunity to us. We have adopted an Investment Policy that provides that our officers, including David Bistricer, JJ Bistricer and Jacob Schwimmer, are not required to present certain identified investment opportunities to us, including assets located outside the New York metropolitan area, for-sale condominium or cooperative conversions, development projects, projects that would require us to obtain guarantees from third parties or to backstop obligations of other parties, and land acquisitions. As a result, except to the extent that our officers must present certain identified business opportunities to us, our officers have no duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our subsidiaries engage or propose to engage or to refrain from otherwise competing with us. These individuals also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the market value of our common stock and our ability to meet our debt obligations and to make distributions to our stockholders.

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

Certain of our executive officers, including David Bistricer, JJ Bistricer and Jacob Schwimmer, are party to employment agreements with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our senior management or our board of directors and their affiliates, with possible negative impact on stockholders. Moreover, these agreements were not negotiated at arm’s length and in the course of structuring the formation transactions, certain of our executive officers had the ability to influence the types and level of benefits that they receive from us under these agreements.

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

We have adopted an Investment Policy that provides that our officers, including David Bistricer, JJ Bistricer and Jacob Schwimmer, are not required to present certain identified investment opportunities to us, including assets located outside the New York metropolitan area, for-sale condominium or cooperative conversions, development projects, projects that would require us to obtain guarantees from third parties or to backstop obligations of other parties, and land acquisitions. As a result, except to the extent that our officers must present certain identified business opportunities to us, our officers have no duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our subsidiaries engage or propose to engage or to refrain from otherwise competing with us, and therefore may compete with us for investments in properties and for tenants. These individuals also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

We have entered into a tax protection agreement with our continuing investors pursuant to which we have agreed to indemnify the continuing investors against certain tax liabilities incurred during the 8-year period following the private offering (or with respect to item (iv) below, certain tax liabilities resulting from certain transfers occurring during the 8-year period following the private offering) if those tax liabilities result from (i) the sale, transfer, conveyance or other taxable disposition of any of the properties of our LLC subsidiaries, (ii) any of Renaissance, Berkshire or Gunki LLC failing to maintain a level of indebtedness allocable for U.S. federal income tax purposes to any of the continuing investors such that any of the continuing investors is allocated less than a specified minimum indebtedness in each such LLC subsidiary (in order to comply with this requirement, (1) Renaissance needs to maintain approximately $101.3 million of indebtedness, (2) Berkshire needs to maintain approximately $125.8 million of indebtedness and (3) Gunki needs to maintain approximately $34.4 million of indebtedness), (iii) in a case that such level of indebtedness cannot be maintained, failing to make available to such a continuing investor the opportunity to execute a guarantee of indebtedness of the LLC subsidiary meeting certain requirements that would enable the continuing investor to continue to defer certain tax liabilities, or (iv) the imposition of New York City or New York State real estate transfer tax liability upon a continuing investor as a result of the formation transactions, private offering, the IPO and/or certain subsequent transactions (including subsequent issuances of additional LLC units or interests, issuances of OP Units by the Operating Partnership, issuances of common stock by Clipper Realty, issuances of common stock in exchange for Class B LLC units or dispositions of property by any LLC subsidiary), or as a result of any of those transfers being aggregated. We estimate that had all of their assets subject to the tax protection agreement been sold in a taxable transaction immediately after the private offering, the amount of our LLC subsidiaries’ indemnification obligations (based on then-current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $364.9 million. In addition, we estimate that if New York City or New York State real estate transfer taxes had been imposed on our continuing investors, the maximum amount of our LLC subsidiaries’ indemnification obligations pursuant to the tax protection agreement in respect of New York City or New York State real estate transfer tax liability (based on then-current tax rates and the valuations of our assets based on the private offering price of $13.50 per share, and including additional payments to compensate the indemnified continuing investors for additional tax liabilities resulting from the indemnification payments) would have been approximately $74.9 million (although the amount may be significantly less). We do not presently intend to sell or take any other action that would result in a tax protection payment with respect to the properties covered by the tax protection agreement.

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

As of December 31, 2019, we had $1,009.4 million of total indebtedness, all of which was property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2019, we had $1,009.4 million principal amount of property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. In addition, early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2019, $19.5 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock. Based on our aggregate variable rate debt outstanding as of December 31, 2019, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $0.2 million in interest expense on an annual basis. The amount of this change includes the benefit of hedging instruments we currently have in place.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

Our indebtedness secured by 1010 Pacific Street bears interest at variable interest rates that use LIBOR as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or requiring banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR ceases to exist, we cannot predict what such successor rate would be utilized and the impact of such rate on the Company and the Company may determine to negotiate an amendment to its loans with its lenders. As a result, our interest expense may increase, and our ability to refinance some or all of our existing indebtedness and our available cash flow may be adversely affected.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would no longer be required to make distributions and we would be subject to entity-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

If our special voting stock and the Class B LLC units are treated as a single stock interest in the Company, we could fail to qualify as a REIT.

We believe that the special voting stock and Class B LLC units will be treated as separate interests in the Company and its predecessor entities, respectively. However, no assurance can be given that the IRS will not argue, or that a court would not find or hold, that the special voting stock and the Class B LLC units should be treated as a single stock interest in the Company for U.S. federal income tax purposes. If the special voting stock and Class B LLC units were treated as a single stock interest in the Company, it is possible that more than 50% in value of the outstanding stock of the Company could be treated as held by five or fewer individuals. In such a case, we could be treated as “closely held” and we could therefore fail to qualify as a REIT. Such failure would have significant adverse consequences. See “Risks Related to Our Status as a REIT – Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.”

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may use TRSs to provide services that are not customarily provided by a landlord, hold properties for sale or engage in other activities, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates.

The Tax Act resulted in significant changes to the Code.

On December 22, 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018.  The Tax Act makes major changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. By reducing the corporate tax rate, it is possible that the Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. However, the Act also made certain changes to the Code which are generally advantageous to REITs and their shareholders. For instance, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. Another change made by the Tax Act that could affect us and our stockholders limits the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property). As of December 31, 2019, the Tax Act did not have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or on our results of operations. Technical corrections or other amendments to the Tax Act or administrative guidance interpreting the Tax Act may be forthcoming at any time. Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and securities treated as qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets can consist of the securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs (25% for taxable years ending on or before December 31, 2017), and no more than 25% of the value of our total assets may consist of “nonqualified” debt instruments issued by publicly offered REITs. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made by a TRS and, therefore, the gain, if any, is subject to corporate U.S. federal income tax).

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

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of other property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred. For example, we anticipate that we would have to effect any potential condominium or cooperative conversion and sale of our Tribeca House properties or 141 Livingston Street property through a TRS.

REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. If we choose to make all or part of a distribution in our own stock, shareholders may be required to pay income taxes with respect to such distributions in excess of the cash portion, if any, of the distribution received. Further, taking the actions enumerated above to comply with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

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

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned by the TRS will be subject to corporate income taxes.

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

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we or may not otherwise have been required to pay additional corporate-level taxes had they owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are sweeping and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

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

●

passage of legislation or other regulatory developments that adversely affect us or our industry, such as the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019.

Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

We are an “emerging growth company” as defined in the JOBS Act, and we currently take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the earliest of the last day of the fiscal year (a) ending December 31, 2022, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

●

changes in rent stabilization regulations, such as the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019, or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2019, our portfolio consisted of eight properties totaling approximately 3.2 million rentable square feet (plus an approximate 119,000 rentable square feet under development) and was approximately 98% leased. These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property and the 1010 Pacific Street property.

The table below presents an overview of the Company’s portfolio as of December 31, 2019:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased	Annual Base Rental Revenue (millions)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,528		390		97.7%	$27.3	$70.32
53 Park Place	Manhattan	1921	86,288		116		100.0%	$6.2	$71.41
Flatbush Gardens complex	Brooklyn	1950	1,749,405	(1)	2,496		97.6%	$42.0	$24.61
250 Livingston Street	Brooklyn	1920	26,819		36		100.0%	$1.3	$47.69
Aspen	Manhattan	2004	165,542		232		98.7%	$5.8	$36.60
10 West 65th Street	Manhattan	1939	75,678		82		98.8%	$3.4	$45.97
Clover House	Brooklyn	1959	102,131		158		94.3%	$6.5	$69.09
			2,602,391		3,510		97.7%	$92.5	$36.48

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1		100.0%	$8.2	$40.00
250 Livingston Street	Brooklyn	1920	294,144	(2)	1		100.0%	$8.2	$27.71
			500,228		2		100.0%	$16.4	$32.77

Retail
50 Murray Street (retail)	Manhattan		44,436		7		100.0%	$2.4	$54.87
50 Murray Street (parking)	Manhattan		24,200		1		100.0%	$1.2	$50.67
53 Park Place (retail)	Manhattan		8,600		1		100.0%	$0.4	$42.52
141 Livingston Street (parking/other)	Brooklyn		14,853		1		100.0%	$0.4	$26.12
250 Livingston Street (retail)	Brooklyn		990		1		100.0%	$0.1	$118.58
250 Livingston Street (parking)	Brooklyn		—		—		—	$0.2	—
Aspen (retail)	Manhattan		21,060		3		82.0%	$0.8	$48.39
Aspen (parking)	Manhattan		—		—		—	$0.3	—
			114,139		14		96.7%	$5.8	$53.86

Total			3,216,758		3,526		98.0%	$114.7	$34.42

Real Estate Under Development
1010 Pacific Street	Brooklyn		118,994	(3)	175	(3)

(1)	Comprises 59 buildings.

(2)	Has been remeasured to 342,496 square feet according to REBNY standards.

(3)	Land purchase made on November 8, 2019; square footage and number of units based on management’s development estimates.

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2020.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2020	2	10,047	604,124	2.0%
2021	—	—	—	—
2022	3	57,200	2,354,243	7.7%
2023	2	10,812	672,264	2.2%
2024	1	1,500	123,750	0.4%
2025	2	548,580	25,693,317	83.8%
2026	—	—	—	—
2027	1	7,568	325,000	1.1%
2028	—	—	—	—
2029	—	—	—	—
Thereafter	3	12,809	862,454	2.8%
Total	14	648,516	$30,635,152	100.0%

Descriptions of Our Properties

Tribeca House

The Company purchased the 50 Murray Street and 53 Park Place buildings on December 15, 2014.

These buildings were built in 1964 and 1921, respectively, renovated in 2001, and comprise a total of 506 units which include studio and one- and two-bedroom apartments as well as retail space and parking. The buildings are both full-service luxury rentals which include building finishes such as ceilings as high as 11 feet, stainless steel appliances and granite countertops, and amenities such as a doorman, elevators, landscaped roof deck, rooftop basketball court, tenant lounge, game room, toddlers’ play room, in-house valet service and screening room. 50 Murray Street includes 390 units and 396,528 square feet and 53 Park Place includes 116 units and 86,288 square feet.

The properties also feature approximately 77,200 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally-managed garage. Tenants include Equinox (a premium fitness club), the Amish Market (a food market), AT&T, Starbucks and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2019, is approximately six years.

Property highlights include:

Location	•	50 Murray Street and 53 Park Place
Building Type	•	Residential
	•	Retail
Number of Units	•	506
Amenities	•	Doorman
	•	Elevators
	•	Landscaped roof deck
	•	Rooftop basketball court
	•	Tenant lounge
	•	Game room
	•	Toddler’s play room
	•	In-house valet service
	•	Screening room
Nearby Rapid Transit Access	•	MTA Subway A, C, E, N, R, 1, 2, 3 trains
	•	PATH train

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2019. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,496 studio, one-bedroom, two-bedroom, and three-bedroom apartments, and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the aggregate gross leasable area is 1,749,405 square feet.

Address	Block	Lot	Site Area (Sq. Ft.)	Net Leasable Area (Sq. Ft.)	No. of Units
3101 Foster Avenue	4964	47	60,000	120,276	168
1405 Brooklyn Avenue	5000	200	47,500	90,762	144
1402 Brooklyn Avenue	4981	50	161,655	293,898	420
1368 New York Avenue	4964	40	195,865	354,756	504
3505 Foster Avenue	4967	40	182,300	356,304	504
3202-24 Foster Avenue	4995	30	112,875	239,316	336
1401 New York Avenue	4981	1	138,745	294,093	420
Total			898,940	1,749,405	2,496

Community District 17 is a mixed-income community. We believe Flatbush Gardens represents an entry-level, low-cost option in the market and that we will increasingly draw tenants who have been priced out of other New York City sub-markets. The neighborhood surrounding the Flatbush Gardens complex is residential on all sides. The Newkirk Avenue subway station, which is serviced by the No. 2 and No. 5 trains, is located on the west side of the complex. Brooklyn College is located 0.6 miles along Nostrand Avenue to the south of Flatbush Gardens. The No. 2 and No. 5 trains, which service both Flatbush Gardens and Brooklyn College, provide direct access to the west side and east side, respectively, of Manhattan, as well as other points in Brooklyn. Two large regional medical centers are located within a mile of the complex.

Property highlights include:

Building Type	•	Residential
Number of Units	•	2,496
Amenities	•	Park-like space between buildings
	•	Parking lots
Nearby Rapid Transit Access	•	MTA Subway 2, 5 trains

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $246.0 million as of December 31, 2019. The note matures on March 1, 2028, and bears interest at 3.5% for the first five years and thereafter at the prime rate plus 2.75%, with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to certain prepayment premiums, as defined.

141 Livingston Street

The 141 Livingston Street property is a 15-story office building with 206,084 commercial square feet, located on a 0.26-acre site in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a 10-year lease in December 2015; under the agreement, the annual rent will increase by 25%, or $2.1 million, beginning the sixth year of the lease. The property is located approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-stop access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance of Barclays Center and Atlantic Avenue. In addition, the property includes an adjacent lot at 22 Smith Street, currently used as a parking lot measuring approximately 5,000 square feet.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Amenities	•	Elevators
	•	Parking
Nearby Rapid Transit Access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

The 141 Livingston Street property is encumbered by a mortgage note to New York Community Bank with a balance of $75.8 million as of December 31, 2019. The note matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of approximately $374,000 thereafter based on a 30-year amortization schedule. We may prepay the debt in whole or in part, subject to a prepayment premium.

250 Livingston Street

The 250 Livingston Street property is a 12-story mixed-use building, with office and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. The building currently contains 294,144 square feet of office space which is 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under two leases that expire in August 2020. In May 2019, the City signed a lease for renewal of its commercial leases, for a ten-year term commencing upon expiration of the current leases and under which the office space has been remeasured to approximately 342,000 square feet, according to REBNY standards. Additionally, the property includes 36 multifamily residential apartment units (26,819 square feet), which were developed by Clipper Equity from 2003 through 2013.

Property highlights include:

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Commercial Tenant	•	City of New York
Amenities	•	Elevators
Nearby Rapid Transit Access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2019. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

Property highlights include:

Location	•	1955 1st Avenue
Building Type	•	Residential
	•	Retail
Number of Units	•	232
Amenities	•	Courtyard, game room, fitness center
Nearby Rapid Transit Access	•	MTA Subway Q, 4, 5, 6 trains

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $66.9 million as of December 31, 2019. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

Clover House

In May 2017, the Company purchased the Clover House property in the historic Brooklyn Heights district in Brooklyn for $87.5 million, in vacant condition. The property is located near the Clark Street subway stop, the Brooklyn-Queens Expressway, the Brooklyn Bridge, the Manhattan Bridge and multiple bus lines. The Company completed renovations in 2019 to create 158 well-appointed studio, one- and two-bedroom units across 102,131 square feet, with amenities and indoor parking for 68 cars. Amenities include various unit terraces, a rooftop terrace, a fitness center and a landscaped courtyard.

Property highlights include:

Location	•	107 Columbia Heights
Building Type	•	Residential
Number of Units	•	158
Amenities	•	Courtyard, rooftop terrace, fitness center
Nearby Rapid Transit Access	•	MTA Subway 2, 3, A, C, F trains

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2019. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. The Company has the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

In October 2017, the Company purchased the 10 West 65th Street property in the Upper West Side neighborhood of Manhattan for $79 million. The property, located less than a block from Central Park, consists of approximately 76,000 square feet of leasable residential area, with 82 apartment units, plus an additional 53,000 square feet of air rights. The property is located near Lincoln Center and several prominent museums. Touro College, which had leased 40 apartment units in accordance with an agreement entered into when the Company purchased the property, exercised its option to terminate the leases, effective January 31, 2019. The Company subsequently repositioned the apartments and leased them at market rates.

Property highlights include:

Location	•	10 West 65th Street
Building Type	•	Residential
Number of Units	•	82
Amenities	•	Elevator
Nearby Rapid Transit Access	•	MTA Subway A, B, C, D, 1, 2, 3 trains

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $34.3 million as of December 31, 2019. The note matures on November 1, 2027, and bears interest at 3.375% for the first five years and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through October 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

In November 2019, the Company purchased the 1010 Pacific Street property in the Prospect Heights neighborhood of Brooklyn for $31 million. The Company intends to redevelop the property as a fully amenitized residential building with approximately 119,000 square feet of leasable area; the building is expected to have 175 total units, 70% of which will be free-market and 30% affordable. The construction process is estimated to take approximately two years.

The 1010 Pacific Street property is encumbered by a mortgage note to CIT Bank, N.A., entered into in connection with the acquisition of the property, with a balance of $18.6 million as of December 31, 2019. The property is also encumbered by a pre-development bridge loan with the same lender that will provide up to $3.0 million for 100% of eligible pre-development and carrying costs, of which approximately $857,000 was drawn as of December 31, 2019. The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR plus 3.60% (5.4% as of December 31, 2019).

ITEM 3. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. Currently, the appeal is scheduled to be argued during the May 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from February 10, 2017 (the date our common stock began trading on the NYSE) through December 31, 2019, as well as the corresponding returns on an overall stock market index (S&P SmallCap 600) and a peer group index (MSCI US REIT Index). Historical total stockholder return is not necessarily indicative of future results.

Holders

As of February 19, 2020, there were 1,226 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Repurchases of Equity Securities

None.

item 6. SELECTED FINANCIAL DATA

The following tables show selected consolidated financial data for the Company and the Predecessor for the periods indicated. You should read the selected financial data in conjunction with the more detailed information contained in the audited financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	Year ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations
Revenues
Residential rental income	$87,386	$81,117	$74,859	$68,414	$62,282
Commercial rental income	28,779	28,880	29,093	24,591	22,322
Total revenues	116,165	109,997	103,952	93,005	84,604
Operating Expenses
Property operating expenses	28,887	27,267	27,029	25,442	23,283
Real estate taxes and insurance	24,966	22,293	20,685	17,740	14,926
General and administrative	9,167	9,873	9,944	8,405	5,296
Acquisition and organization costs	—	101	69	326	75
Depreciation and amortization	19,649	18,005	16,721	15,295	12,521
Total operating expenses	82,669	77,539	74,448	67,208	56,101
Income from operations	33,496	32,458	29,504	25,797	28,503
Interest expense, net	(35,187)	(32,781)	(35,505)	(38,136)	(36,703)
Loss on extinguishment of debt	(2,432)	(8,872)	—	—	—
Gain on involuntary conversion	—	194	—	—	—
Net loss	$(4,123)	$(9,001)	$(6,001)	$(12,339)	$(8,200)
Net loss attributable to Predecessor and non-controlling interests	2,458	5,368	3,644	8,604	6,835
Dividends attributable to preferred shares	—	—	(8)	(19)	—
Net loss attributable to common stockholders	$(1,665)	$(3,633)	$(2,365)	$(3,754)	$(1,365)
Basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.15)	$(0.34)	$(0.12	)(1)
Cash dividends per share	$0.38	$0.38	$0.37	$0.26	$0.04
Weighted average common shares / OP units:
Common shares outstanding	17,814	17,813	17,021	11,423	11,423
OP units outstanding	26,317	26,317	26,317	26,317	26,317
Diluted shares outstanding	44,131	44,130	43,338	37,740	37,740
Cash Flow Data
Operating activities	$23,772	$22,362	$13,065	$10,118	$13,526
Investing activities	(74,903)	(39,295)	(187,656)	(121,285)	(9,025)
Financing activities	62,199	41,127	147,609	24,150	115,760
Non-GAAP Financial Measures(2)
FFO	$15,526	$9,004	$10,720	$2,956	$4,321
AFFO	22,041	19,818	16,682	9,998	9,247
Adjusted EBITDA	56,134	52,091	49,554	43,743	41,531
Net Operating Income (NOI)	62,825	60,024	56,388	49,625	46,118

(1)	Figure is for the period from August 3, 2015 to December 31, 2015.
(2)

In this Annual Report on Form 10-K, we disclose and discuss FFO, AFFO, Adjusted EBITDA and NOI, all of which meet the definition of a “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. For further discussion about our use of FFO, AFFO, Adjusted EBITDA and NOI as non-GAAP financial measures, and a reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

	(in thousands)
	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Investment in real estate, net	$1,080,533	$1,025,737	$996,892	$823,077	$726,107
Cash and cash equivalents	42,500	37,028	7,940	37,547	125,332
Restricted cash	14,432	8,836	13,730	11,105	9,962
Total assets	1,166,207	1,101,008	1,052,085	905,208	881,118
Notes payable, net of unamortized debt costs	997,903	913,564	843,946	754,459	713,440
Total liabilities	1,024,424	939,523	866,494	778,992	734,741
Stockholders’ equity	57,234	65,182	74,912	38,201	44,303
Total equity	141,783	161,485	185,591	126,216	146,377
Property-Related Data (unaudited)
Residential property rentable square feet
Flatbush Gardens	1,749	1,749	1,735	1,735	1,735
% leased	97.6%	98.4%	97.1%	96.9%	96.2%
Tribeca House	483	483	482	481	479
% leased	98.2%	95.5%	91.1%	90.2%	83.5%
250 Livingston Street	27	27	27	27	27
% leased	100.0%	94.4%	94.4%	87.6%	94.4%
Aspen	166	166	166	166	—
% leased	98.7%	99.6%	96.1%	98.7%	—
10 West 65th Street	76	76	75	—	—
% leased	98.8%	86.6%	87.8%	—	—
Clover House	102	—	—	—	—
% leased	94.3%	—	—	—	—
Commercial and retail property rentable square feet
141 Livingston Street (remeasured)	216	216	216	216	216
% leased	100%	100%	100%	100%	100.0%
250 Livingston Street (remeasured)	342	353	353	353	353
% leased	100%	100%	100%	100%	99.7%
Tribeca House	77	77	77	77	77
% leased	100%	100%	100%	100%	95.9%
Aspen	21	21	21	21	—
% leased	82%	100%	100%	100%	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the captions “Selected Financial Data” and “Cautionary Note Concerning Forward-Looking Statements,” and in our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial statements for periods and as of dates prior to the formation transactions represent consolidated historical financials of the Predecessor.

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (since rebranded as “Clover House”), a 158-unit apartment community located in Brooklyn Heights, New York, for $87.5 million.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in Manhattan, New York, for $79.0 million.

On November 8, 2019, the Company completed the acquisition of property located at 1010 Pacific Street in Prospect Heights, New York, for $31.0 million.

As of December 31, 2019, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan; and

•	one property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn, to be redeveloped as a residential rental building.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 59.6% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 40.4% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 10 West 65th Street property and the 1010 Pacific Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants.

Trends

During 2019, 2018 and 2017, the Company’s properties generally experienced increasing demand. At the 141 Livingston Street property, in the downtown Brooklyn neighborhood, the City of New York confirmed in October 2019 that it will continue its commercial lease at the property through expiration at the end of 2025; per the terms of the lease, the annual rent will increase 25% at the end of 2020. At the nearby 250 Livingston Street property, the City of New York signed a lease in May 2019 for renewal of its commercial leases at the property; the new lease will have a ten-year term commencing upon expiration of the current leases in August 2020, and provides for an initial 57% increase in blended rent per square foot and a 16% increase in rentable square feet through a remeasurement. The Company continues to benefit from renters’ increasing preference to live in or near urban centers and the flexibility that rental apartments offer. At the Flatbush Gardens residential apartment complex, the Company increased average rent per square foot from $20.63 at December 31, 2015, to $21.24 at December 31, 2016, to $22.47 at December 31, 2017, to $23.77 at December 31, 2018, to $24.61 at December 31, 2019. At the Tribeca House property, the Company increased average residential rent per square foot from $65.50 at December 31, 2015, to $68.05 at December 31, 2016, to $69.18 at December 31, 2017, to $69.58 at December 31, 2018, to $70.52 at December 31, 2019. At the Aspen property, the Company increased average residential rent per square foot from $30.72 at acquisition in June 2016, to $33.05 at December 31, 2016, to $35.07 at December 31, 2017, to $36.26 at December 31, 2018, to $36.60 at December 31, 2019. The Company did not have any significant retail lease renewals during this time period.

Throughout 2019, 2018 and 2017, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2019, was approximately 3.9% per annum. Interest rates continue to be at relatively low levels versus historical norms.

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

A majority of the leases at our apartment communities are for approximately one-year terms, which generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason. Our ability to seek increased rents at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property upon lease renewal; effective October 1, 2019, such increases are 1.5% for a one-year lease and 2.5% for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property on new leases. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property and a portion of our 10 West 65th Street property.

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

We seek earnings growth primarily through increasing rents and occupancy at existing properties, and acquiring additional apartment communities in markets complementing our existing portfolio locations. Our apartment and commercial operating properties are concentrated in six neighborhoods within the boroughs of Manhattan and Brooklyn in New York City, which makes us susceptible to adverse developments in these markets. As a result, we are particularly affected by the local economic conditions in these markets, including, but not limited to, changes in supply of or demand for apartment units in our markets, competition for real property investments in our markets, changes in government rules, regulations and fiscal policies, including those governing real estate usage and tax, and any environmental risks related to the presence of hazardous or toxic substances or materials at or in the vicinity of our properties, which could negatively affect our overall performance.

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

Results of Operations

Our focus throughout the years ended December 31, 2019, 2018 and 2017, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2019 and 2018 (in thousands)

	2019	Less: Clover House	2019 excluding Clover House	2018	Increase (decrease)%
Revenues
Residential rental income	$87,386	$1,759	$85,627	$81,117	$4,510	5.6%
Commercial rental income	28,779	2	28,777	28,880	(103)	(0.4)%
Total revenues	116,165	1,761	114,404	109,997	4,407	4.0%
Operating Expenses
Property operating expenses	28,887	673	28,214	27,267	947	3.5%
Real estate taxes and insurance	24,966	442	24,524	22,293	2,231	10.0%
General and administrative	9,167	221	8,946	9,873	(927)	(9.4)%
Acquisition and other	—	—	—	101	(101)	NM
Depreciation and amortization	19,649	775	18,874	18,005	869	4.8%
Total operating expenses	82,669	2,111	80,558	77,539	3,019	3.9%
Income from operations	33,496	(350)	33,846	32,458	1,388	4.3%
Interest expense, net	(35,187)	(1,056)	(34,131)	(32,781)	1,350	4.1%
Loss on extinguishment of debt	(2,432)	(661)	(1,771)	(8,872)	(7,101)	(80.0)%
Gain on involuntary conversion	—	—	—	194	(194)	NM
Net loss	$(4,123)	$(2,067)	$(2,056)	$(9,001)	$6,945	(77.2)%

The dollar amounts in the narrative disclosure below are in thousands, other than per square foot figures.

Revenue. Residential rental income, excluding Clover House, increased from $81,117 for the year ended December 31, 2018, to $85,627 for the year ended December 31, 2019, primarily due to increases in rental rates at Flatbush Gardens and increases in rental rates and occupancy at Tribeca House. Base rent per square foot increased at the Flatbush Gardens property from $23.77 at December 31, 2018, to $24.61 at December 31, 2019. Base rent per square foot increased at the Tribeca House property from $69.58 (95.5% leased occupancy) at December 31, 2018, to $70.52 (98.2% leased occupancy) at December 31, 2019.

Commercial rental income, excluding Clover House, was essentially flat for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, increased from $27,267 for the year ended December 31, 2018, to $28,214 for the year ended December 31, 2019, primarily due to a higher provision for bad debts and a larger amount of make-ready apartment improvements at the Tribeca House and Flatbush Gardens properties.

Real estate taxes and insurance.   Real estate taxes and insurance expenses, excluding Clover House, increased from $22,293 for the year ended December 31, 2018, to $24,524 for the year ended December 31, 2019, primarily due to increased real estate taxes and insurance expense across the portfolio.

General and administrative.   General and administrative expenses, excluding Clover House, decreased from $9,873 for the year ended December 31, 2018, to $8,946 for the year ended December 31, 2019, primarily due to decreases in overhead costs, executive cash bonuses and LTIP amortization expense, partially offset by non-recurring litigation-related expenses, which increased from $0 for the year ended December 31, 2018, to $966 for the year ended December 31, 2019.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $18,005 for the year ended December 31, 2018, to $18,874 for the year ended December 31, 2019, due to additions to real estate, partially offset by reduced intangibles amortization at the 10 West 65th Street property.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $32,781 for the year ended December 31, 2018, to $34,131 for the year ended December 31, 2019. The increase in interest expense from the May 2019 and December 2018 refinancings of the 250 Livingston Street property was partially offset by the lower interest rate and loan amount obtained in refinancing the Tribeca House property in February 2018 and increased interest expense capitalization in connection with property development. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $1,472 and $1,081 for the years ended December 31, 2019 and 2018, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt, excluding Clover House, for the year ended December 31, 2019, related to the refinancing of the 250 Livingston Street loan in May 2019; the amount included the write-off of unamortized debt costs. Loss on extinguishment of debt for the year ended December 31, 2018, related to the refinancings of the Flatbush Gardens and Tribeca House loans in February 2018 and the defeasance of the 250 Livingston Street loan in December 2018; the amount included charges for early extinguishment of the debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property in 2018.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, decreased from $9,001 for the year ended December 31, 2018, to $2,056 for the year ended December 31, 2019.

Income Statement for the Years Ended December 31, 2018 and 2017 (in thousands)

	2018	Less: 10 West 65th Street	2018 excluding 10 West 65th Street	2017	Less: 10 West 65th Street	2017 excluding 10 West 65th Street	Increase (decrease)%
Revenues
Residential rental income	$81,117	$2,997	$78,120	$74,859	$544	$74,315	$3,805	5.1%
Commercial rental income	28,880	14	28,866	29,093	—	29,093	(227)	(0.8)%
Total revenues	109,997	3,011	106,986	103,952	544	103,408	3,578	3.5%
Operating Expenses
Property operating expenses	27,267	461	26,806	27,029	95	26,934	(128)	(0.5)%
Real estate taxes and insurance	22,293	837	21,456	20,685	143	20,542	914	4.5%
General and administrative	9,873	286	9,587	9,944	19	9,925	(338)	(3.4)%
Acquisition and other	101	(8)	109	69	16	53	56	105.7%
Depreciation and amortization	18,005	1,083	16,922	16,721	375	16,346	576	3.5%
Total operating expenses	77,539	2,659	74,880	74,448	648	73,800	1,080	1.5%
Income from operations	32,458	352	32,106	29,504	(104)	29,608	2,498	8.4%
Interest expense, net	(32,781)	(1,246)	(31,535)	(35,505)	(227)	(35,278)	(3,743)	(10.6)%
Loss on extinguishment of debt	(8,872)	—	(8,872)	—	—	—	8,872	NM
Gain on involuntary conversion	194	—	194	—	—	—	194	NM
Net loss	$(9,001)	$(894)	$(8,107)	$(6,001)	$(331)	$(5,670)	$(2,437)	(43.0)%

The dollar amounts in the narrative disclosure below are in thousands, other than per square foot figures.

Revenue. Residential rental income, excluding 10 West 65th Street, increased from $74,315 for the year ended December 31, 2017, to $78,120 for the year ended December 31, 2018, primarily due to increases in rental rates and occupancy at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $22.47 (96.4% leased occupancy) at December 31, 2017, to $23.77 (98.4% leased occupancy) at December 31, 2018. Base rent per square foot increased at the Tribeca House property from $69.18 (91.1% leased occupancy) at December 31, 2017, to $69.58 (95.5% leased occupancy) at December 31, 2018.

Commercial rental income, excluding 10 West 65th Street, was essentially flat for the year ended December 31, 2018, compared to the year ended December 31, 2017.

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

Liquidity and Capital Resources

As of December 31, 2019, we had $997.9 million of indebtedness (net of unamortized issuance costs) secured by our properties, $42.5 million of cash and cash equivalents, and $14.4 million of restricted cash. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2019
Flatbush Gardens, Brooklyn, NY	3/1/2028	3.50%	$246,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	75,817
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	66,862
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	3.375%	34,295
1010 Pacific Street, Brooklyn, NY	12/24/2020	LIBOR + 3.60%	19,457
			$1,009,431

Flatbush Gardens

There is $246.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2019, in the form of a mortgage note to New York Community Bank. The note matures on March 1, 2028, and bears interest at 3.5% through February 2023, and thereafter at the prime rate plus 2.75% with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made. The loan requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2019, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

141 Livingston Street

There is $75.8 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2019, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of approximately $374,000 thereafter based on a 30-year amortization schedule. We may prepay the debt in whole or in part, subject to a prepayment premium.

Tribeca House

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2019, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $66.9 million in mortgage debt secured by Aspen, as of December 31, 2019, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82.0 million in mortgage debt secured by Clover House as of December 31, 2019, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. The Company has the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

There is $34.3 million in mortgage debt secured by 10 West 65th Street as of December 31, 2019, in the form of a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022, and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through October 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

There is $18.6 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2019, in the form of a mortgage note to CIT Bank, N.A., entered into in connection with the acquisition of the property. There is also a pre-development bridge loan secured by the property with the same lender that will provide up to $3.0 million for 100% of eligible pre-development and carrying costs, of which approximately $857,000 was drawn as of December 31, 2019.  The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR plus 3.60% (5.4% as of December 31, 2019).

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2019:

	(in thousands)
	Principal	Interest	Total
2020	$24,700	$39,989	$64,689
2021	8,553	38,585	47,138
2022	8,866	38,272	47,138
2023	9,191	37,947	47,138
2024	9,521	37,630	47,151
Thereafter	948,600	131,969	1,080,569
Total	$1,009,431	$324,392	$1,333,823

The Company is obligated to provide parking availability through August 2025 under certain lease agreements with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the years ended December 31, 2019, 2018 and 2017, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.1 million, $17.0 million and $16.6 million, respectively.

Cash Flows for the Years ended December 31, 2019 and 2018 (in thousands)

	Year Ended December 31,
	2019	2018
Operating activities	$23,772	$22,362
Investing activities	(74,903)	(39,295)
Financing activities	62,199	41,127

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018, are as follows:

Net cash provided by operating activities was $23,772 for the year ended December 31, 2019, compared to $22,362 for the year ended December 31, 2018. The net increase during the 2019 period reflected a decrease of approximately $32 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables), plus an increase of approximately $1,378 of cash flow from operating results.

Net cash used in investing activities was $74,903 for the year ended December 31, 2019, compared to $39,295 for the year ended December 31, 2018. We spent approximately $43,774 and $39,877 on capital projects for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we funded approximately $31,129 for the acquisition of the 1010 Pacific Street property. For the year ended December 31, 2018, we received approximately $226 of insurance proceeds from the disposal of assets damaged in a fire at a property and approximately $356 of net proceeds from the sale and purchase of interest rate caps.

Net cash provided by financing activities was $62,199 for the year ended December 31, 2019, compared to $41,127 for the year ended December 31, 2018. Cash was primarily provided in the year ended December 31, 2019, by proceeds from new loans on the 250 Livingston Street, Clover House and 1010 Pacific street properties ($226,457) offset by repayment of existing loans on the 250 Livingston Street and Clover House ($139,731) and loan issuance and extinguishment costs ($4,531) ; and in the year ended December 31, 2018, by proceeds from new loans on the Flatbush Gardens, Tribeca House and 250 Livingston Street properties ($681,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties and defeasance of the existing loan on the 250 Livingston Street property (approximately $611,000) and loan issuance and extinguishment costs ($12,325). The Company paid distributions of $17,089 and $17,038 in the years ended December 31, 2019 and 2018, respectively.

Cash Flows for the Years ended December 31, 2018 and 2017 (in thousands)

	Year Ended December 31,
	2018	2017
Operating activities	$22,362	$13,065
Investing activities	(39,295)	(187,656)
Financing activities	41,127	147,609

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017, are as follows:

Net cash provided by operating activities was $22,362 for the year ended December 31, 2018, compared to $13,065 for the year ended December 31, 2017. The net increase during the 2018 period reflected an increase of approximately $6,148 of cash generated by operating assets and liabilities (including reductions in tenant and other receivables), plus an increase of approximately $3,149 of cash flow from operating results.

Net cash used in investing activities was $39,295 for the year ended December 31, 2018, compared to $187,656 for the year ended December 31, 2017. We spent approximately $39,877 and $20,276 on capital projects for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we received approximately $226 of insurance proceeds from the disposal of assets damaged in a fire at a property and approximately $356 of net proceeds from the sale and purchase of interest rate caps. For the year ended December 31, 2017, we funded approximately $87,600 for the acquisition of the Clover House property and approximately $79,800 for the acquisition of the 10 West 65th Street property.

Net cash provided by financing activities was $41,127 for the year ended December 31, 2018, compared to $147,609 for the year ended December 31, 2017. Cash was primarily provided in the year ended December 31, 2018, by proceeds from new loans on the Flatbush Gardens, Tribeca House and 250 Livingston Street properties ($681,000), offset by repayment of existing loans on the Flatbush Gardens and Tribeca House properties and defeasance of the existing loan on the 250 Livingston Street property (approximately $611,000) and loan issuance and extinguishment costs ($12,325); and in the year ended December 31, 2017, by the IPO completed in February and March ($78,685) and proceeds from new loans in connection with the Clover House and 10 West 65th Street acquisitions (approximately $94,400), offset by loan issuance costs ($4,888). The Company paid distributions of $17,038 and $16,565 in the years ended December 31, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

While management and the investment community in general believe that presentation of these measures provides useful information to investors, neither FFO, AFFO, Adjusted EBITDA nor NOI should be considered as an alternative to net income or income from operations as an indication of our performance. We believe that to understand our performance further, FFO, AFFO, Adjusted EBITDA and NOI should be compared with our reported net income or income from operations and considered in addition to cash flows computed in accordance with GAAP, as presented in our consolidated financial statements.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, loss on extinguishment of debt, gain on involuntary conversion and non-recurring litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2019	2018	2017
FFO
Net loss	$(4,123)	$(9,001)	$(6,001)
Real estate depreciation and amortization	19,649	18,005	16,721
FFO	$15,526	$9,004	$10,720

AFFO
FFO	$15,526	$9,004	$10,720
Amortization of real estate tax intangible	482	475	1,568
Amortization of above- and below-market leases	(1,180)	(1,917)	(1,729)
Straight-line rent adjustments	1,211	1,029	311
Amortization of debt origination costs	1,687	1,289	2,899
Interest rate cap mark-to-market adjustments	—	(208)	261
Amortization of LTIP awards	1,510	1,940	3,110
Acquisition and other	—	101	69
Loss on extinguishment of debt	2,432	8,872	—
Gain on involuntary conversion	—	(194)	—
Non-recurring litigation-related expenses	966	—	—
Recurring capital spending	(593)	(573)	(527)
AFFO	$22,041	$19,818	$16,682

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, loss on extinguishment of debt and non-recurring litigation-related expenses, less gain on involuntary conversion.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2019	2018	2017
Adjusted EBITDA
Net loss	$(4,123)	$(9,001)	$(6,001)
Real estate depreciation and amortization	19,649	18,005	16,721
Amortization of real estate tax intangible	482	475	1,568
Amortization of above- and below-market leases	(1,180)	(1,917)	(1,729)
Straight-line rent adjustments	1,211	1,029	311
Amortization of LTIP awards	1,510	1,940	3,110
Interest expense, net	35,187	32,781	35,505
Acquisition and other	—	101	69
Loss on extinguishment of debt	2,432	8,872	—
Gain on involuntary conversion	—	(194)	—
Non-recurring litigation-related expenses	966	—	—
Adjusted EBITDA	$56,134	$52,091	$49,554

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2019	2018	2017
NOI
Income from operations	$33,496	$32,458	$29,504
Real estate depreciation and amortization	19,649	18,005	16,721
General and administrative expenses	9,167	9,873	9,944
Acquisition and other	—	101	69
Amortization of real estate tax intangible	482	475	1,568
Amortization of above- and below-market leases	(1,180)	(1,917)	(1,729)
Straight-line rent adjustments	1,211	1,029	311
NOI	$62,825	$60,024	$56,388

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements included in Item 15 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019) and the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) as of December 31, 2019, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the Clover House loans and 4.0% for the 250 Livingston Street loan. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $19.5 million of uncapped variable rate debt as of December 31, 2019, would impact annual net income by approximately $0.2 million.

On January 7, 2020, the Company purchased an interest rate cap on up to $21.6 million of 1010 Pacific Street debt outstanding that would provide interest rate protection if one-month LIBOR exceeds 3.6%.

The fair value of the Company’s notes payable was approximately $1,058.1 million and $927.6 million as of December 31, 2019 and 2018, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

We have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan and 2015 Director Plan.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	689,423	—	310,577
2015 Director Plan	193,559	—	156,441

Equity compensation plans not approved by security holders	—	—	—
Total	882,982	-	467,018

The remaining information required by Item 12 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

The information required by Item 13 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s Proxy Statement, to be filed no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

2)	Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

3)	Exhibits: See the Exhibit Index

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement

3.2*	Bylaws

3.3*	Articles Supplementary

4.1****	Description of Securities

10.1*	Amended and Restated Limited Liability Company Agreement of Berkshire Equity LLC

10.2*	Amended and Restated Limited Liability Company Agreement of 50/53 JV LLC

10.3*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Equity Holdings LLC

10.4*	Amended and Restated Limited Liability Company Agreement of Gunki Holdings LLC

10.5*	Registration Rights Agreement, made and entered into as of August 3, 2015, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.6*	Registration Rights Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and each of the Holders from time to time party thereto.

10.7†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and David Bistricer

10.8†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Lawrence Kreider

10.9†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Jacob Schwimmer

10.10†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and JJ Bistricer

10.11†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.12†*	Clipper Realty Inc. 2015 Non-Employee Director Plan

10.13†*	Clipper Realty Inc. 2015 Executive Incentive Compensation Plan

10.14†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan Restricted LTIP Unit Agreement

10.15†*	Clipper Realty Inc. 2015 Non-Employee Director Plan Restricted LTIP Unit Agreement

10.16*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Renaissance Equity Holdings LLC

10.17*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Berkshire Equity LLC

10.18*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Gunki Holdings LLC

10.19*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and 50/53 JV LLC

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

10.58***	Loan Agreement, dated May 31, 2019, between 250 Livingston Owner LLC and Citi Real Estate Funding Inc.

21.1****	List of subsidiaries

23.1****	Consent of BDO USA, LLP

24.1	Power of Attorney (included on signature page hereto)

31.1****	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2****	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1****	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema Document

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

***	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

****	Filed herewith

*****	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

March 12, 2020	By:	/s/ David Bistricer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 12, 2020
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael C. Frenz	Chief Financial Officer	March 12, 2020
Michael C. Frenz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 12, 2020
Sam Levinson

/s/ Howard M. Lorber	Director	March 12, 2020
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 12, 2020
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 12, 2020
Roberto A. Verrone

/s/ Richard Burger	Director	March 12, 2020
Richard Burger

/s/ Harmon Spolan	Director	March 12, 2020
Harmon Spolan

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Clipper Realty Inc.
Brooklyn, NY 11219

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 12, 2020

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Investment in real estate
Land and improvements	$540,859	$497,343
Building and improvements	602,547	479,360
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,707	10,978
Real estate under development	31,787	125,467
Total investment in real estate	1,189,951	1,116,199
Accumulated depreciation	(109,418)	(90,462)
Investment in real estate, net	1,080,533	1,025,737
Cash and cash equivalents	42,500	37,028
Restricted cash	14,432	8,836
Tenant and other receivables, net of allowance for doubtful accounts of $3,361 and $2,624, respectively	4,187	3,580
Deferred rent	1,274	2,485
Deferred costs and intangible assets, net	8,782	9,964
Prepaid expenses and other assets	14,499	13,378
TOTAL ASSETS	$1,166,207	$1,101,008
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,528 and $12,049, respectively	$997,903	$913,564
Accounts payable and accrued liabilities	13,029	12,550
Security deposits	7,570	6,637
Below-market leases, net	1,625	2,923
Other liabilities	4,297	3,849
TOTAL LIABILITIES	1,024,424	939,523
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 and 17,812,755 shares issued and outstanding, respectively	178	178
Additional paid-in-capital	93,431	92,945
Accumulated deficit	(36,375)	(27,941)
Total stockholders’ equity	57,234	65,182
Non-controlling interests	84,549	96,303
TOTAL EQUITY	141,783	161,485
TOTAL LIABILITIES AND EQUITY	$1,166,207	$1,101,008

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Residential rental income	$87,386	$81,117	$74,859
Commercial rental income	28,779	28,880	29,093
TOTAL REVENUES	116,165	109,997	103,952

OPERATING EXPENSES
Property operating expenses	28,887	27,267	27,029
Real estate taxes and insurance	24,966	22,293	20,685
General and administrative	9,167	9,873	9,944
Acquisition and other	—	101	69
Depreciation and amortization	19,649	18,005	16,721
TOTAL OPERATING EXPENSES	82,669	77,539	74,448

INCOME FROM OPERATIONS	33,496	32,458	29,504

Interest expense, net	(35,187)	(32,781)	(35,505)
Loss on extinguishment of debt	(2,432)	(8,872)	—
Gain on involuntary conversion	—	194	—

Net loss	(4,123)	(9,001)	(6,001)

Net loss attributable to non-controlling interests	2,458	5,368	3,644
Dividends attributable to preferred shares	—	—	(8)
Net loss attributable to common stockholders	$(1,665)	$(3,633)	$(2,365)
Basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.15)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of preferred shares	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2016	132	11,422,606	$114	$46,671	$(8,584)	$38,201	$88,015	$126,216

Issuance of common stock	—	6,390,149	64	78,912	—	78,976	—	78,976
Redemption of preferred shares	(132)	—	—	(145)	—	(145)	—	(145)
Amortization of LTIP grants	—	—	—	—	—	—	3,110	3,110
Dividends and distributions	—	—	—	—	(6,598)	(6,598)	(9,967)	(16,565)
Net loss	—	—	—	—	(2,357)	(2,357)	(3,644)	(6,001)
Reallocation of noncontrolling interests	—	—	—	(33,165)	—	(33,165)	33,165	—
Balance December 31, 2017	—	17,812,755	178	92,273	(17,539)	74,912	110,679	185,591

Issuance of common stock	—	—	—	(7)	—	(7)	—	(7)
Amortization of LTIP grants	—	—	—	—	—	—	1,940	1,940
Dividends and distributions	—	—	—	—	(6,769)	(6,769)	(10,269)	(17,038)
Net loss	—	—	—	—	(3,633)	(3,633)	(5,368)	(9,001)
Reallocation of noncontrolling interests	—	—	—	679	—	679	(679)	—
Balance December 31, 2018	—	17,812,755	178	92,945	(27,941)	65,182	96,303	161,485

Issuance of common stock	—	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	—	1,510	1,510
Dividends and distributions	—	—	—	—	(6,769)	(6,769)	(10,320)	(17,089)
Net loss	—	—	—	—	(1,665)	(1,665)	(2,458)	(4,123)
Reallocation of noncontrolling interests	—	—	—	486	—	486	(486)	—
Balance December 31, 2019	—	17,814,672	178	$93,431	$(36,375)	$57,234	$84,549	$141,783

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,123)	$(9,001)	$(6,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,956	16,765	15,540
Amortization of deferred financing costs	1,687	1,289	2,899
Amortization of deferred costs and intangible assets	1,175	1,715	2,750
Amortization of above- and below-market leases	(1,180)	(1,917)	(1,729)
Loss on extinguishment of debt	2,432	8,872	—
Gain on involuntary conversion	—	(194)	—
Deferred rent	1,211	1,029	311
Stock-based compensation	1,510	1,940	3,110
Change in fair value of interest rate caps	—	(208)	261
Changes in operating assets and liabilities:
Tenant and other receivables	(607)	2,989	(2,084)
Prepaid expenses, other assets and deferred costs	(1,256)	(2,010)	(1,620)
Accounts payable and accrued liabilities	2,586	(515)	(561)
Security deposits	933	589	(200)
Other liabilities	448	1,019	389
Net cash provided by operating activities	23,772	22,362	13,065

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(43,774)	(39,877)	(20,276)
Insurance proceeds from involuntary conversion	—	226	—
Sale and purchase of interest rate caps, net	—	356	—
Cash paid in connection with acquisition of real estate	(31,129)	—	(167,380)
Net cash used in investing activities	(74,903)	(39,295)	(187,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	—	(7)	78,685
(Redemption) sale of preferred stock	—	—	(145)
Payments of mortgage notes	(142,638)	(615,167)	(3,895)
Proceeds from mortgage notes	226,457	685,664	94,417
Dividends and distributions	(17,089)	(17,038)	(16,565)
Loan issuance and extinguishment costs	(4,531)	(12,325)	(4,888)
Net cash provided by financing activities	62,199	41,127	147,609

Net increase (decrease) in cash and cash equivalents and restricted cash	11,068	24,194	(26,982)
Cash and cash equivalents and restricted cash – beginning of period	45,864	21,670	48,652
Cash and cash equivalents and restricted cash – end of period	$56,932	$45,864	$21,670

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$37,028	$7,940	$37,547
Restricted cash	8,836	13,730	11,105
Total cash and cash equivalents and restricted cash – beginning of period	$45,864	$21,670	$48,652

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$42,500	$37,028	$7,940
Restricted cash	14,432	8,836	13,730
Total cash and cash equivalents and restricted cash – end of period	$56,932	$45,864	$21,670

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $5,687, $5,531 and $2,852 in 2019, 2018 and 2017, respectively	$33,956	$31,055	$33,614
Non-cash interest capitalized to real estate under development	956	1,295	920
Additions to investment in real estate included in accounts payable and accrued liabilities	3,891	5,998	1,528

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

On June 27, 2016, the Operating Partnership acquired the Aspen property located at 1955 First Avenue in Manhattan, New York.

On February 9, 2017, the Company priced an initial public offering of 6,390,149 primary shares of its common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) at a price of $13.50 per share (the “IPO”). The net proceeds of the IPO were approximately $79,000. We contributed the proceeds of the IPO to the Operating Partnership, in exchange for units in the Operating Partnership.

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (subsequently renovated and rebranded “Clover House”), a 158-unit apartment building located in the Brooklyn Heights neighborhood of Brooklyn, New York.

On October 27, 2017, the Company completed the acquisition of an 82-unit residential property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan, New York.

On November 8, 2019, the Company completed the acquisition of 1010 Pacific Street located in the Prospect Heights neighborhood of Brooklyn, New York; the Company plans to redevelop the property as a 175-unit residential building.

As of December 31, 2019, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA; and

•	1010 Pacific Street in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 119,000 square feet of residential rental GLA.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. The Company committed to contribute $0.4 million towards the joint venture. In 2019, the Company incurred $0.3 million of such expenses which are recorded as part of general and administrative in the Consolidated Statements of Operations.

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

At December 31, 2019, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Issuance of Common Stock and Preferred Stock Redemption

As discussed in Note 1, in February 2017, the Company sold an aggregate of 6,390,149 primary shares of common stock (including the exercise of the over-allotment option, which closed on March 10, 2017) to investors in a public offering at $13.50 per share. The proceeds, net of offering costs, were approximately $79,000. The Company contributed the net proceeds of the offering to the Operating Partnership in exchange for units in the Operating Partnership, as described in Note 1.

On June 21, 2017, the Company redeemed its Series A cumulative non-voting preferred stock for $145.

On April 9, 2019, the Company issued 1,917 primary shares of its common stock to one of our directors, in connection with the conversion of vested long-term incentive plan (“LTIP”) units on a one-for-one basis. The Company did not receive any proceeds from the issuance.

3. Significant Accounting Policies

Segments

At December 31, 2019, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

Investment in Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as a betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2019.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are uncollectable based on factors affecting the collectability of those balances. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods.

Deferred Costs

Deferred lease costs consist of fees incurred to initiate and renew operating leases. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are capitalized and are amortized over the term of the financing and are recorded in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2019, 2018 and 2017, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

The following is a summary of awards during the years ended December 31, 2019, 2018 and 2017.

Unvested Restricted Shares and LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2016	480,741	$13.50
Granted	151,853	$11.15
Vested	(11,112)	—
Forfeited	—	—
Unvested at December 31, 2017	621,482	$12.93
Granted	71,112	$9.00
Vested	(509,818)	$13.11
Forfeited	—	—
Unvested at December 31, 2018	182,776	$10.89
Granted	158,534	$13.33
Vested	(124,772)	$11.82
Forfeited	—	—
Unvested at December 31, 2019	216,538	$12.15

As of December 31, 2019 and 2018, the Company had $1.4 million and $0.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2019, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 1.2 years.

In March 2019, the Company granted non-employee directors 45,039 LTIP units with a weighted average grant date fair value of $13.35 per unit. In March 2018, the Company granted a non-employee director 16,667 LTIP units with a weighted average grant date fair value of $9.00 per unit.

Income Taxes

The Company elected to be taxed and to operate in a manner that will allow it to qualify as a REIT under the Code. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. The LLC’s are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal, state or local income or franchise taxes in the accompanying consolidated financial statements.

In accordance with FASB ASC Topic 740, the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on its or the LLC’s financial position or results of operations. The prior three years’ income tax returns are subject to review by the Internal Revenue Service.

The Tax Cuts and Jobs Act was enacted in December 2017, with most provisions having an initial effective date of January 1, 2018. This legislation made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders, such as allowing non-corporate shareholders to deduct a portion of the Company’s qualified REIT dividends. As of December 31, 2019, the legislation did not have a material impact on our REIT, our ability to continue to qualify as a REIT or our results of operations.

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2019	2018	2017

Ordinary income	—	—	50%
Capital gain	—	—	—
Return of capital	100%	100%	50%
Total	100%	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2019, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2019, 2018 and 2017, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2019, 2018 or 2017.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(1,665)	$(3,633)	$(2,365)
Less: income attributable to participating securities	(319)	(269)	(229)
Subtotal	(1,984)	(3,902)	(2,594)
Denominator
Weighted average common shares outstanding	17,814	17,813	17,021

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.22)	$(0.15)

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. Less than 2% of the Company’s revenues in 2018 and 2017 would have fallen under the scope of this standard and comprises, principally, garage and other income from residential tenants; for these revenues, the Company adopted this standard effective January 1, 2019, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard did not have a material impact on the timing or amounts of the Company’s revenues.

For the approximate 2% of rental revenue that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the tables below for the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$85,751	$24,941	$110,692	95.3%
Operating expense recoveries	Leases	521	3,211	3,732	3.2%
Other	Revenue Recognition	1,114	627	1,741	1.5%
Total revenues		$87,386	$28,779	$116,165	100.0%

Year Ended December 31, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$79,366	$25,322	$104,688	95.2%
Operating expense recoveries	Leases	523	2,888	3,411	3.1%
Other	Revenue Recognition	1,228	670	1,898	1.7%
Total revenues		$81,117	$28,880	$109,997	100.0%

Year Ended December 31, 2017
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$73,667	$25,172	$98,839	95.1%
Operating expense recoveries	Leases	243	3,491	3,734	3.6%
Other	Revenue Recognition	949	430	1,379	1.3%
Total revenues		$74,859	$29,093	$103,952	100.0%

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. These pronouncements are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company will adopt this standard effective January 1, 2021 and is currently evaluating the impact of adoption on its consolidated financial statements. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

In August 2018, FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In February 2017, FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company for its annual reporting periods beginning after December 15, 2018, including interim reporting periods beginning after December 15, 2019. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

The retrospective application of this new standard resulted in changes to the previously reported statements of cash flows for the years ended December 31, 2018 and December 31, 2017 respectively as follows:

Year Ended December 31, 2018
	As previously reported	After adoption

Net cash provided by operating activities	$27,256	$22,362
Net cash used in investing activities	(39,295)	(39,295)
Net cash provided by financing activities	41,127	41,127

Year Ended December 31, 2017
	As previously reported	After adoption

Net cash provided by operating activities	$10,440	$13,065
Net cash used in investing activities	(187,656)	(187,656)
Net cash provided by financing activities	147,609	147,609

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

4. Acquisitions

On November 8, 2019, the Company acquired the 1010 Pacific Street property, a parcel of land, for $31,129, including acquisition costs of $129.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2019	December 31, 2018

Deferred costs	$348	$286
Above-market leases	444	480
Lease origination costs	1,385	3,110
In-place leases	859	8,078
Real estate tax abatements	9,142	12,571
Total deferred costs and intangible assets	12,178	24,525
Less accumulated amortization	(3,396)	(14,561)
Total deferred costs and intangible assets, net	$8,782	$9,964

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $693, $1,240 and $1,182 for the years ended December 31, 2019, 2018 and 2017, respectively; $8,994 of fully amortized deferred costs, lease origination costs and in-place leases was written off during the year ended December 31, 2019. Amortization of real estate tax abatements of $482, $475 and $1,568 for the years ended December 31, 2019, 2018 and 2017, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the year ended December 31, 2019. Amortization of above-market leases of $118, $235 and $58 for the years ended December 31, 2019, 2018 and 2017, respectively, is included in commercial rental income in the consolidated statements of operations; $36 of fully amortized above-market leases was written off during the year ended December 31, 2019.

Deferred costs and intangible assets as of December 31, 2019, amortize in future years as follows:

2020	$801
2021	775
2022	743
2023	597
2024	552
Thereafter	5,314
Total	$8,782

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2019	December 31, 2018

Below-market leases	$4,087	$23,178
Less accumulated amortization	(2,462)	(20,255)
Below-market leases, net	$1,625	$2,923

Rental income included amortization of below-market leases of $1,298, $2,152 and $1,787 for the years ended December 31, 2019, 2018 and 2017, respectively; $19,091 of fully amortized below-market leases was written off during the year ended December 31, 2019.

Below-market leases as of December 31, 2019, amortize in future years as follows:

2020	$517
2021	493
2022	423
2023	192
2024	—
Thereafter	—
Total	$1,625

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2019	December 31, 2018

Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	$246,000
250 Livingston Street, Brooklyn, NY (b)	12/9/2020	LIBOR + 2.15%	—	75,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	—
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	75,817	77,333
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	66,862	68,199
Clover House, Brooklyn, NY (f)	5/9/2020	LIBOR + 3.85%	—	64,731
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	—
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,295	34,350
1010 Pacific Street, Brooklyn, NY (h)	12/24/2020	LIBOR + 3.60%	19,457	—
Total debt			$1,009,431	$925,613
Unamortized debt issuance costs			(11,528)	(12,049)
Total debt, net of unamortized debt issuance costs			$997,903	$913,564

(a) The $246,000 mortgage note agreement with New York Community Bank (“NYCB”), entered into on February 21, 2018, matures on March 1, 2028, and bears interest at 3.5% through February 2023 and thereafter at the prime rate plus 2.75%, with an option to fix the rate subject to the payment of a fee that fluctuates depending on the date the election is made. The note requires interest-only payments through August 2020, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

(f) On November 8, 2019, the Company repaid the debt secured by the Clover House property that was scheduled to mature in 2020, from the proceeds of a $82,000 first mortgage loan with MetLife Investment Management. The loan matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. The Company has the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

(g) On October 27, 2017, the Company entered into a $34,350 mortgage note agreement with NYCB, related to the 10 West 65th Street acquisition. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022, and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through October 2019, and monthly principal and interest payments of $152 thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

 (h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $857 was drawn as of December 31, 2019. The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR plus 3.60% (5.4% as of December 31, 2019).

The following table summarizes principal payment requirements under terms of notes payable as of December 31, 2019:

2020	$24,700
2021	8,553
2022	8,866
2023	9,191
2024	9,521
Thereafter	948,600
Total	$1,009,431

The Company recognized a loss on extinguishment of debt of $2,432 during the year ended December 31, 2019, in connection with the refinancing of debt on the 250 Livingston Street property in May 2019 and the refinancing of debt on the Clover House property in November 2019; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on extinguishment of debt of $8,872 during the year ended December 31, 2018, in connection with the refinancing of debt on the Flatbush Gardens and Tribeca House properties in February 2018 and the refinancing of debt on the 250 Livingston Street property in December 2018; the loss consisted of the write-off of unamortized debt costs, prepayment and other fees and defeasance costs.

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2019, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2020	$23,498
2021	29,573
2022	29,286
2023	27,488
2024	26,797
Thereafter	24,697
Total	$161,339

The Company has commercial leases with the City of New York that comprised approximately 19%, 19% and 20% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2019	December 31, 2018

Carrying amount (excluding unamortized debt issuance costs)	$1,009,431	$925,613
Estimated fair value	$1,058,083	$927,561

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

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loan	Maturity Date	Strike Rate	Estimated Fair Value at December 31, 2019	Estimated Fair Value at December 31, 2018
$73,700	Clover House	May 9, 2020	3.0%	$—	$24
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$24

These interest rate caps were not designated as hedges; accordingly, changes in fair value of the Tribeca House and 250 Livingston Street instruments are recognized in earnings, and changes in fair value of the Clover House instrument are recognized in real estate under development. (Increases) decreases in fair value of the Tribeca House and 250 Livingston Street instruments of $0, $(208) and $261 for the years ended December 31, 2019, 2018 and 2017, respectively, are included in interest expense. Decreases in fair value of the Clover House instrument of $24, $10 and $99 for the years ended December 31, 2019, 2018 and 2017, respectively, are recognized in interest expense and capitalized to real estate under development.

On January 7, 2020, the Company purchased an interest rate cap in connection with the 1010 Pacific Street loans obtained on December 24, 2019, with a notional amount of $21,587, a maturity date of December 24, 2020, and a strike rate of 3.6%.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2019, 2018 and 2017, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. Currently, the appeal is scheduled to be argued during the May 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. The Company cannot predict what the timing or ultimate resolution of this matter will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of this matter.

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

Commitments

The Company is obligated to provide parking availability through August 2025 under certain lease agreements with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2019	25%	75%	100%
Year ended December 31, 2018	26%	74%	100%
Year ended December 31, 2017	28%	72%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $148, $349 and $387 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $428, $2,014 and $797 for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

The Company’s income from operations by segment for the years ended December 31, 2019, 2018 and 2017, is as follows:

Year ended December 31, 2019	Commercial	Residential	Total
Rental income	$28,779	$87,386	$116,165
Total revenues	28,779	87,386	116,165
Property operating expenses	4,354	24,533	28,887
Real estate taxes and insurance	5,465	19,501	24,966
General and administrative	1,355	7,812	9,167
Depreciation and amortization	3,905	15,744	19,649
Total operating expenses	15,079	67,590	82,669
Income from operations	$13,700	$19,796	$33,496

Year ended December 31, 2018	Commercial	Residential	Total
Rental income	$28,880	$81,117	$109,997
Total revenues	28,880	81,117	109,997
Property operating expenses	4,312	22,955	27,267
Real estate taxes and insurance	4,687	17,606	22,293
General and administrative	1,078	8,795	9,873
Acquisition and other	—	101	101
Depreciation and amortization	3,642	14,363	18,005
Total operating expenses	13,719	63,820	77,539
Income from operations	$15,161	$17,297	$32,458

Year ended December 31, 2017	Commercial	Residential	Total
Rental income	$29,093	$74,859	$103,952
Total revenues	29,093	74,859	103,952
Property operating expenses	4,328	22,701	27,029
Real estate taxes and insurance	4,438	16,247	20,685
General and administrative	801	9,143	9,944
Acquisition and other	—	69	69
Depreciation and amortization	3,277	13,444	16,721
Total operating expenses	12,844	61,604	74,448
Income from operations	$16,249	$13,255	$29,504

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2019	$285,103	$881,104	$1,166,207
December 31, 2018	245,940	855,068	1,101,008
December 31, 2017	222,288	829,797	1,052,085

The Company’s interest expense by segment for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2019	$7,241	$27,946	$35,187
Year ended December 31, 2018	6,987	25,794	32,781
Year ended December 31, 2017	7,569	27,936	35,505

The Company’s capital expenditures by segment for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2019	$6,038	$36,585	$42,623
Year ended December 31, 2018	2,460	43,182	45,642
Year ended December 31, 2017	4,187	18,538	22,725

13. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 94 International Union of Operating Engineers (“Local 94”) contract is in effect through December 31, 2022. The Local 32BJ Service Employees International Union (“Local 32BJ”) apartment building contract is in effect through April 20, 2022. The Local 32BJ Service Employees International Union commercial building contract expired on December 31, 2019; all terms and conditions remain in effect while the parties negotiate a successor agreement retroactive to the expiration date.

Contributions to the unions are not segregated or otherwise restricted to provide benefits only to the Company’s employees. The risks of participating in a multiemployer pension plan differ from those of a single-employer pension plan in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the unfunded status of the plan, which is referred to as the withdrawal liability. The Company has no intention of withdrawing from the plan.

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2019, 2018 and 2017*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None

Pension contribution made for 2019, 2018 and 2017, respectively	$325,	$337	and	$355
Minimum weekly required pension contribution per employee for 2019, 2018 and 2017, respectively (in dollars)	$114.11,	$109.11	and	$101.91

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2019, 2018 and 2017*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A

Pension contribution made for 2019, 2018 and 2017, respectively	$39,	$38	and	$37
Minimum weekly required pension contribution per employee for 2019, 2018 and 2017, respectively (in dollars)	$187.43,	$182.55	and	$177.90

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2019 and for Local 94 is January 31, 2019. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plan.

14. Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,652	$28,446	$29,440	$30,627
Income from operations	$8,141	$8,823	$8,510	$8,022
Net loss	$(133)	$(1,158)	$(182)	$(2,650)
Net loss attributable to common stockholders	$(54)	$(467)	$(73)	$(1,071)
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.06)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,868	$27,300	$27,948	$27,881
Income from operations	$6,530	$8,316	$9,109	$8,503
Net income (loss)	$(8,994)	$308	$1,251	$(1,566)
Net income (loss) attributable to common stockholders	$(3,630)	$124	$505	$(632)
Basic and diluted net income (loss) per share	$(0.21)	$0.00	$0.02	$(0.04)

The sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2019				Initial Costs				Gross Amounts at Which Carried at December 31, 2019
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/Commercial	$360,000	$273,103	$283,137	$—	$23,634	$273,103	$306,771	—	$579,874	$42,194	Dec-14
Aspen	Manhattan, NY	Residential/Commercial	66,862	49,230	43,080	—	1,633	49,230	44,713	—	93,943	3,850	June-16
Flatbush Gardens	Brooklyn, NY	Residential	246,000	89,965	49,607	—	41,509	90,051	91,030	—	181,081	41,706	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	57,847	43,516	101,947	—	145,463	693	May-17
10 West 65th St.	Manhattan, NY	Residential	34,295	63,677	15,337	—	5,256	63,677	20,593	—	84,270	1,492	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	19,457	—	—	31,129	658	—	—	31,787	31,787	—	Nov-19
250 Livingston St.	Brooklyn, NY	Commercial/Residential	125,000	10,452	20,204	—	12,981	10,452	33,185	—	43,637	12,508	May-02
141 Livingston St.	Brooklyn, NY	Commercial	75,817	10,830	12,079	—	6,987	10,830	19,066	—	29,896	6,975	May-02
			$1,009,431	$540,773	$467,544	$31,129	$150,505	$540,859	$617,305	$31,787	$1,189,951	$109,418

____________

(1)	At December 31, 2019, the aggregate cost for Federal tax purposes of our real estate assets was $826,050.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Investment in real estate:
Balance at beginning of period	$1,116,199	$1,070,606	$881,251
Acquisition of real estate	31,129	—	166,630
Additions during period	42,623	45,642	22,725
Write-off of assets as a result of involuntary conversion	—	(49)	—
Balance at end of period	$1,189,951	$1,116,199	$1,070,606

Accumulated depreciation:
Balance at beginning of period	$90,462	$73,714	$58,174
Depreciation expense	18,956	16,765	15,540
Write-off of assets as a result of involuntary conversion	—	(17)	—
Balance at end of period	$109,418	$90,462	$73,714

F-26