Form 10-Q
period 2020-03-31
Clipper Realty Inc.
filed 2020-05-11
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 17,814,672 shares of the Registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Cautionary Note Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the effect of the ongoing novel strain of coronavirus (“COVID-19”) pandemic, and measures intended to curb its spread, including its effect on our tenants’ ability or willingness to pay rents and on demand for housing in the New York metropolitan area;

●	the severe economic, market and other disruptions worldwide caused, and likely to continue to be caused, by the COVID 19 pandemic;

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	607,353	602,547
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,865	11,707
Real estate under development	32,894	31,787
Total investment in real estate	1,196,022	1,189,951
Accumulated depreciation	(114,903)	(109,418)
Investment in real estate, net	1,081,119	1,080,533
Cash and cash equivalents	36,298	42,500
Restricted cash	17,572	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $3,692 and $3,361, respectively	4,750	4,187
Deferred rent	1,073	1,274
Deferred costs and intangible assets, net	8,560	8,782
Prepaid expenses and other assets	8,581	14,499
TOTAL ASSETS	$1,157,953	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,958 and $11,528, respectively	$997,752	$997,903
Accounts payable and accrued liabilities	9,793	13,029
Security deposits	7,637	7,570
Below-market leases, net	1,496	1,625
Other liabilities	4,416	4,297
TOTAL LIABILITIES	1,021,094	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 shares issued and outstanding	178	178
Additional paid-in-capital	93,461	93,431
Accumulated deficit	(38,393)	(36,375)
Total stockholders’ equity	55,246	57,234
Non-controlling interests	81,613	84,549
TOTAL EQUITY	136,859	141,783
TOTAL LIABILITIES AND EQUITY	$1,157,953	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES
Residential rental income	$23,718	$20,772
Commercial rental income	7,168	6,880
TOTAL REVENUES	30,886	27,652

OPERATING EXPENSES
Property operating expenses	7,159	7,563
Real estate taxes and insurance	6,864	5,731
General and administrative	2,323	1,668
Depreciation and amortization	5,558	4,549
TOTAL OPERATING EXPENSES	21,904	19,511

INCOME FROM OPERATIONS	8,982	8,141

Interest expense, net	(9,788)	(8,274)

Net loss	(806)	(133)

Net loss attributable to non-controlling interests	480	79
Net loss attributable to common stockholders	$(326)	$(54)
Basic and diluted net loss per share	$(0.02)	$(0.01)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(326)	(326)	(480)	(806)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17, 814,672	$178	$93,461	$(38,393)	$55,246	$81,613	$136,859

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(806)	$(133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,485	4,361
Amortization of deferred financing costs	304	504
Amortization of deferred costs and intangible assets	192	307
Amortization of above- and below-market leases	(99)	(424)
Deferred rent	201	634
Stock-based compensation	158	156
Changes in operating assets and liabilities:
Tenant and other receivables	(563)	672
Prepaid expenses, other assets and deferred costs	5,918	5,812
Accounts payable and accrued liabilities	(1,926)	(646)
Security deposits	67	67
Other liabilities	119	640
Net cash provided by operating activities	9,050	11,950

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(7,101)	(10,208)
Purchase of interest rate cap	(14)	—
Net cash used in investing activities	(7,115)	(10,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(897)	(711)
Proceeds from mortgage notes	176	—
Dividends and distributions	(4,276)	(4,261)
Net cash used in financing activities	(4,997)	(4,972)

Net decrease in cash and cash equivalents and restricted cash	(3,062)	(3,230)
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$53,870	$42,634

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$36,298	$29,379
Restricted cash	17,572	13,255
Total cash and cash equivalents and restricted cash – end of period	$53,870	$42,634

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $300 and $1,836 in 2020 and 2019, respectively	$9,532	$8,290
Non-cash interest capitalized to real estate under development	280	348
Additions to investment in real estate included in accounts payable and accrued liabilities	2,581	6,656

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

On May 9, 2017, the Company completed the purchase of 107 Columbia Heights (subsequently renovated and rebranded “Clover House”), a 158-unit apartment community located in Brooklyn Heights, New York.

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

As of March 31, 2020, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. The Company committed to contribute $0.4 million towards the joint venture. During the three months ended March 31, 2020, the Company incurred $0.2 million of such expenses which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations and the Company has fulfilled its commitment in the joint venture.

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

At March 31, 2020, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At March 31, 2020, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2020.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	10–44 years
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment	3–15 years

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2020 and 2019, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

As of March 31, 2020 and December 31, 2019, there were 881,067 LTIP units outstanding, with a weighted average grant date fair value of $12.70 per unit. As of March 31, 2020, and December 31, 2019, there was $1.3 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2020, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.1 years.

In April 2020, the Company granted 450,623 LTIP units with a weighted average grant date fair value of $4.75 per unit.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. While we do not expect these provisions to have a material impact on the Company’s taxable income or tax liabilities, we will continue to analyze the provisions of the CARES Act and related guidance as it is published.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2020, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2020 and 2019, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2020 or 2019.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as noncontrolling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator
Net loss attributable to common stockholders	$(326)	$(54)
Less: income attributable to participating securities	(84)	(69)
Subtotal	$(410)	$(123)
Denominator
Weighted average common shares outstanding	17,815	17,813

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)

Recently Issued Pronouncements

In March 2020, the FASB issued ASU 2020-04, “ Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 prospectively as and when we enter into transactions to which this guidance applies.

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

In August 2018, FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective in fiscal years beginning after December 15, 2019 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial statement reporting.

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.” The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

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

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Deferred costs	$348	$348
Above-market leases	—	444
Lease origination costs	1,385	1,385
In-place leases	859	859
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,734	12,178
Less accumulated amortization	(3,174)	(3,396)
Total deferred costs and intangible assets, net	$8,560	$8,782

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $73 and $188 for the three months ended March 31, 2020 and 2019, respectively; $749 of fully amortized lease origination costs and in-place leases was written off during the three months ended March 31, 2019. Amortization of real estate tax abatements of $119 and $119 for the three months ended March 31, 2020 and 2019, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the three months ended March 31, 2019. Amortization of above-market leases of $30 and $30 for the three months ended March 31, 2020 and 2019, respectively, is included in commercial rental income in the consolidated statements of operations. $444 of fully amortized above-market leases was written off during the three months ended March 31, 2020.

Deferred costs and intangible assets as of March 31, 2020, amortize in future years as follows:

2020 (Remainder)	$579
2021	775
2022	743
2023	597
2024	552
Thereafter	5,314
Total	$8,560

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Below-market leases	$4,087	$4,087
Less accumulated amortization	(2,591)	(2,462)
Below-market leases, net	$1,496	$1,625

Rental income included amortization of below-market leases of $129 and $454 for the three months ended March 31, 2020 and 2019, respectively.

Below-market leases as of March 31, 2020, amortize in future years as follows:

2020 (Remainder)	$388
2021	493
2022	423
2023	192
Total	$1,496

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2020	December 31, 2019

Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	$246,000	$246,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	75,429	75,817
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	66,520	66,862
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	34,128	34,295
1010 Pacific Street, Brooklyn, NY (h)	12/24/2020	LIBOR + 3.60%	19,633	19,457
Total debt			$1,008,710	$1,009,431
Unamortized debt issuance costs			(10,958)	(11,528)
Total debt, net of unamortized debt issuance costs			$997,752	$997,903

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

On May 8, 2020, the Company refinanced the above Flatbush Gardens loan with a $329 million, twelve-year secured first mortgage note with NYCB. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(b) The $125,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on May 31, 2019, matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

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

(f) The $82,000 mortgage note agreement with MetLife Investment Management, entered into on November 8, 2019, matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. The Company has the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

(g) On October 27, 2017, the Company entered into a $34,350 mortgage note agreement with NYCB, related to the 10 West 65th Street acquisition. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through October 2019, and monthly principal and interest payments of $152 thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $1,033 was drawn as of March 31, 2020. The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR plus 3.60% (4.6% as of March 31, 2020).

The following table summarizes principal payment requirements under terms as of March 31, 2020:

2020 (Remainder)	$23,979
2021	8,553
2022	8,866
2023	9,191
2024	9,521
Thereafter	948,600
Total	$1,008,710

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2020, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2020 (Remainder)	$18,242
2021	29,634
2022	29,348
2023	27,552
2024	26,864
Thereafter	24,704
Total	$156,344

The Company has commercial leases with the City of New York that comprised approximately 17% and 19% of total revenues for the three months ended March 31, 2020 and 2019, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,008,710	$1,009,431
Estimated fair value	$1,151,495	$1,058,083

The Company purchased interest rate caps in connection with the loans obtained for the Clover House acquisition, the 250 Livingston Street loan obtained on December 6, 2018, and the 1010 Pacific Street loan obtained on December 24, 2019. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at March 31, 2020	Estimated Fair Value at December 31, 2019
$73,700	Clover House	May 9, 2020	3.0%	$—	$—
$75,000	250 Livingston Street	December 15, 2020	4.0%	—	—
$21,587	1010 Pacific Street	December 24, 2020	3.6%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$—

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument are recognized in earnings. Changes in fair value of the Clover House instrument were recognized in real estate under development during construction and are recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument are recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during each of the three months ended March 31, 2020 and 2019. Fair value of the Clover House instrument did not change during the three months ended March 31, 2020; decrease in fair value of the Clover House instrument of $22 for the three months ended March 31, 2019, is recognized in interest expense and capitalized to real estate under development. Decrease in fair value of the 1010 Pacific Street instrument of $14 for the three months ended March 31, 2020, is recognized in interest expense and capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of March 31, 2020, and December 31, 2019, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On November 18, 2019, the same law firm which filed the Kuzmich case above filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same exact claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe has been extended to June 30, 2020. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

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

Commitments

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Contingencies

Recently, the COVID-19 pandemic has adversely impacted global economic activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruption in, and adversely impacting, many industries and could negatively impact our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. In some cases, we may restructure rent obligations on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown which may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce their spending. The rapid development and fluidity with which the situation is developing precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Three months ended March 31, 2020	23%	77%	100%
Three months ended March 31, 2019	25%	75%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $88 and $87 for the three months ended March 31, 2020 and 2019, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $5 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s income from operations by segment for the three months ended March 31, 2020 and 2019, is as follows:

Three months ended March 31, 2020	Commercial	Residential	Total
Rental income	$7,168	$23,718	$30,886
Total revenues	7,168	23,718	30,886
Property operating expenses	1,137	6,022	7,159
Real estate taxes and insurance	1,491	5,373	6,864
General and administrative	337	1,986	2,323
Depreciation and amortization	1,019	4,539	5,558
Total operating expenses	3,984	17,920	21,904
Income from operations	$3,184	$5,798	$8,982

Three months ended March 31, 2019	Commercial	Residential	Total
Rental income	$6,880	$20,772	$27,652
Total revenues	6,880	20,772	27,652
Property operating expenses	1,141	6,422	7,563
Real estate taxes and insurance	1,236	4,495	5,731
General and administrative	279	1,389	1,668
Depreciation and amortization	946	3,603	4,549
Total operating expenses	3,602	15,909	19,511
Income from operations	$3,278	$4,863	$8,141

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2020	$283,031	$874,922	$1,157,953
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three months ended March 31, 2020 and 2019, is as follows:

	Commercial	Residential	Total
Three months ended March 31,
2020	$1,987	$7,801	$9,788
2019	1,734	6,540	8,274

The Company’s capital expenditures by segment for the three months ended March 31, 2020 and 2019, are as follows:

	Commercial	Residential	Total
Three months ended March 31,
2020	$1,783	$4,288	$6,071
2019	908	10,306	11,214

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

As of March 31, 2020, the Company owns:

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

On May 8, 2020, the Company refinanced the existing Flatbush Gardens loan with a $329 million, twelve-year secured first mortgage note with New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

COVID-19 Pandemic

Recently, the COVID-19 pandemic has adversely impacted global economic activity and contributed to significant declines and volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruption in, and adversely impacting, many industries and could negatively impact our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. In some cases, we may restructure rent obligations on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown which may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce their spending. The rapid development and fluidity with which the situation is developing precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local shelter-in-place orders, and we continue to provide typical services to our residents. Our April 2020 rent collections were equal to 94% of our March 2020 rent collections, prior to the impact of COVID-19. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2019 and year-to-date 2020 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
Revenues
Residential rental income	$23,718	$1,722	$21,996	$20,772	$1,224	5.9%
Commercial rental income	7,168	5	7,163	6,880	283	4.1%
Total revenues	30,886	1,727	29,159	27,652	1,507	5.4%
Operating Expenses
Property operating expenses	7,159	239	6,920	7,563	(643)	(8.5)%
Real estate taxes and insurance	6,864	369	6,495	5,731	764	13.3%
General and administrative	2,323	145	2,178	1,668	510	30.6%
Depreciation and amortization	5,558	582	4,976	4,549	427	9.4%
Total operating expenses	21,904	1,335	20,569	19,511	1,058	5.4%
Income from operations	8,982	392	8,590	8,141	449	5.5%
Interest expense, net	(9,788)	(755)	(9,033)	(8,274)	759	9.2%
Net loss	$(806)	$(363)	$(443)	$(133)	$(310)	233.1%

Revenue. Residential rental income, excluding Clover House, increased from $20,772 for the three months ended March 31, 2019, to $21,996 for the three months ended March 31, 2020, primarily due to increases in rental rates at the Flatbush Gardens and Tribeca House properties. Base rent per square foot increased at the Flatbush Gardens property from $24.04 at March 31, 2019, to $24.95 at March 31, 2020. Base rent per square foot increased at the Tribeca House property from $69.14 at March 31, 2019, to $70.75 at March 31, 2020.

Commercial rental income, excluding Clover House, increased from $6,880 for the three months ended March 31, 2019, to $7,163 for the three months ended March 31, 2020, primarily due to adjustments in straight line rent and amortization of below market leases.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, decreased from $7,563 for the three months ended March 31, 2019, to $6,920 for the three months ended March 31, 2020, primarily due to lower legal expenses and lower utility expenses across the portfolio.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $5,731 for the three months ended March 31, 2019, to $6,495 for the three months ended March 31, 2020, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, increased from $1,668 for the three months ended March 31, 2019, to $2,178 for the three months ended March 31, 2020, primarily due to increases in legal expenses (including non-recurring litigation-related expenses).

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $4,549 for the three months ended March 31, 2019, to $4,976 for the three months ended March 31, 2020, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $8,274 for the three months ended March 31, 2019, to $9,033 for the three months ended March 31, 2020. The increase primarily resulted from the refinancing of the 250 Livingston property in May 2019 and lower interest income related to the construction at Clover House. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $272 and $504 for the three months ended March 31, 2020 and 2019, respectively.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, increased from $133 for the three months ended March 31, 2019, to $443 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $997.8 million of indebtedness (net of unamortized issuance costs) secured by our properties, $36.3 million of cash and cash equivalents, and $17.6 million of restricted cash. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively.

Cash Flows for the Three Months Ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities	$9,050	$11,950
Investing activities	(7,115)	(10,208)
Financing activities	(4,997)	(4,972)

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2020 and 2019, were as follows:

Net cash flow provided by operating activities was $9,050 for the three months ended March 31, 2020, compared to $11,950 for the three months ended March 31, 2019. The net decrease during the 2020 period reflected an increase of $30 of cash flow from operating results, offset by a decrease of $2,930 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $7,115 for the three months ended March 31, 2020, compared to $10,208 for the three months ended March 31, 2019. The cash in the respective periods was spent on capital projects (with $14 spent on the purchase of an interest rate cap in the 2020 period).

Net cash used in financing activities was $4,997 for the three months ended March 31, 2020, compared to $4,972 for the three months ended March 31, 2019. Cash was used in the three months ended March 31, 2020, for scheduled debt amortization ($897) partially offset by additional borrowings related to the development at 1010 Pacific Street ($176); and in the three months ended March 31, 2019, primarily for scheduled debt amortization ($711). The Company paid distributions of $4,276 and $4,261 in the three months ended March 31, 2020 and 2019, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 77% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

While management and the investment community in general believe that presentation of these measures provides useful information to investors, neither FFO, AFFO, Adjusted EBITDA, nor NOI should be considered as an alternative to net income (loss) or income from operations as an indication of our performance. We believe that to understand our performance further, FFO, AFFO, Adjusted EBITDA, and NOI should be compared with our reported net income or income from operations and considered in addition to cash flows computed in accordance with GAAP, as presented in our consolidated financial statements.

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

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation and valuation adjustments from net income. We consider FFO useful in evaluating potential property acquisitions and measuring operating performance. We further consider AFFO useful in determining funds available for payment of distributions. Neither FFO nor AFFO represent net income or cash flows from operations computed in accordance with GAAP. You should not consider FFO and AFFO to be alternatives to net income (loss) as reliable measures of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (computed in accordance with GAAP) as measures of liquidity.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
FFO
Net loss	$(806)	$(133)
Real estate depreciation and amortization	5,558	4,549
FFO	$4,752	$4,416

AFFO
FFO	$4,752	$4,416
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	201	634
Amortization of debt origination costs	304	504
Amortization of LTIP awards	158	156
Non-recurring litigation-related expenses	264	—
Recurring capital spending	(145)	(153)
AFFO	$5,554	$5,252

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA
Net loss	$(806)	$(133)
Real estate depreciation and amortization	5,558	4,549
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	201	634
Amortization of LTIP awards	158	156
Interest expense, net	9,788	8,274
Non-recurring litigation-related expenses	264	—
Adjusted EBITDA	$15,183	$13,175

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
NOI
Income from operations	$8,982	$8,141
Real estate depreciation and amortization	5,558	4,549
General and administrative expenses	2,323	1,668
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	201	634
NOI	$17,084	$14,687

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $19.6 million of 1010 Pacific Street debt outstanding as of March 31, 2020, that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $19.6 million of variable rate debt as of March 31, 2020, would impact annual net income by approximately $0.2 million.

The fair value of the Company’s notes payable was approximately $1,151.5 million and $1,058.1 million as of March 31, 2020, and December 31, 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On November 18, 2019, the same law firm which filed the Kuzmich case above filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same exact claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe has been extended to June 30, 2020. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

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

item 1a. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

The risk factor set forth below supplements, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic, and measures intended to curb its spread, could have a material adverse impact on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic, which was declared a pandemic by the World Health Organization in March 2020, has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread could negatively impact our businesses in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. In some cases, we may restructure rent obligations on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the COVID-19 pandemic. In addition, the deterioration of global economic conditions as a result of the COVID-19 pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents and commercial tenants reduce their spending.

The full extent of the COVID-19 pandemic’s effect on our business, financial condition, liquidity and results of operations will depend on future developments, including the duration, spread and intensity of the outbreak and the measures intended to curb its spread, all of which are uncertain and difficult to predict. As a result of the rapid development and fluidity with which the situation is developing, we are unable to estimate the effect of these factors on our business, but if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition, liquidity and results of operations could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 8, 2020, the Company refinanced the existing Flatbush Gardens loan with a $329 million, twelve-year secured first mortgage note with New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

ITEM 6. EXHIBITS

Exhibit Number	Description
*†10.1	Employment Agreement, dated April 7, 2020, between Clipper Realty Inc. and Michael Frenz

*10.2	Amended and Restated Mortgage Note, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

*10.3	Mortgage, Assignment of Leases and Rents and Security Agreement, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Submitted electronically with the report

† Indicates management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

May 11, 2020	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer