Form 10-Q
period 2020-06-30
Clipper Realty Inc.
filed 2020-08-10
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 17,814,672 shares of the Registrant’s Common Stock outstanding.

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

●	the severe economic, market and other disruptions worldwide caused, and likely to continue to be caused, by the COVID-19 pandemic;

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	613,983	602,547
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	12,001	11,707
Real estate under development	34,331	31,787
Total investment in real estate	1,204,225	1,189,951
Accumulated depreciation	(120,474)	(109,418)
Investment in real estate, net	1,083,751	1,080,533
Cash and cash equivalents	88,253	42,500
Restricted cash	28,047	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $4,309 and $3,361, respectively	7,847	4,187
Deferred rent	881	1,274
Deferred costs and intangible assets, net	8,199	8,782
Prepaid expenses and other assets	13,471	14,499
TOTAL ASSETS	$1,230,449	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,380 and $11,528, respectively	$1,079,677	$997,903
Accounts payable and accrued liabilities	10,699	13,029
Security deposits	7,576	7,570
Below-market leases, net	1,367	1,625
Other liabilities	3,560	4,297
TOTAL LIABILITIES	1,102,879	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 shares issued and outstanding	178	178
Additional paid-in-capital	93,626	93,431
Accumulated deficit	(42,307)	(36,375)
Total stockholders’ equity	51,497	57,234
Non-controlling interests	76,073	84,549
TOTAL EQUITY	127,570	141,783
TOTAL LIABILITIES AND EQUITY	$1,230,449	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Residential rental income	$23,679	$21,146	$47,397	$41,918
Commercial rental income	7,050	7,300	14,218	14,180
TOTAL REVENUES	30,729	28,446	61,615	56,098

OPERATING EXPENSES
Property operating expenses	6,868	6,747	14,027	14,310
Real estate taxes and insurance	6,778	5,707	13,642	11,438
General and administrative	2,594	2,579	4,917	4,247
Depreciation and amortization	5,872	4,590	11,430	9,139
TOTAL OPERATING EXPENSES	22,112	19,623	44,016	39,134

INCOME FROM OPERATIONS	8,617	8,823	17,599	16,964

Interest expense, net	(9,979)	(8,210)	(19,767)	(16,484)
Loss on modification/extinguishment of debt	(4,228)	(1,771)	(4,228)	(1,771)
Gain on involuntary conversion	85	—	85	—

Net loss	(5,505)	(1,158)	(6,311)	(1,291)

Net loss attributable to non-controlling interests	3,283	691	3,763	770
Net loss attributable to common stockholders	$(2,222)	$(467)	$(2,548)	$(521)
Basic and diluted net loss per share	$(0.13)	$(0.03)	$(0.15)	$(0.04)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(326)	(326)	(480)	(806)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,393)	$55,246	$81,613	$136,859
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,222)	(2,222)	(3,283)	(5,505)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,307)	$51,497	$76,073	$127,570

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	$178	$93,235	$(31,847)	$61,566	$90,950	$152,516

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,311)	$(1,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,078	8,755
Amortization of deferred financing costs	608	928
Amortization of deferred costs and intangible assets	592	623
Amortization of above- and below-market leases	(228)	(830)
Loss on modification/extinguishment of debt	4,228	1,771
Gain on involuntary conversion	(85)	—
Deferred rent	393	816
Stock-based compensation	693	860
Bad debt expense	899	—
Changes in operating assets and liabilities:
Tenant and other receivables	(4,559)	222
Prepaid expenses, other assets and deferred costs	989	70
Accounts payable and accrued liabilities	(2,484)	(1,781)
Security deposits	6	398
Other liabilities	(737)	(98)
Net cash provided by operating activities	5,082	10,443

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(13,622)	(21,383)
Insurance proceeds from involuntary conversion	111	—
Purchase of interest rate cap	(14)	—
Net cash used in investing activities	(13,525)	(21,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(247,798)	(76,416)
Proceeds from mortgage notes	329,424	125,000
Dividends and distributions	(8,595)	(8,538)
Loan issuance and extinguishment costs	(5,220)	(2,166)
Net cash provided by financing activities	67,811	37,880

Net increase in cash and cash equivalents and restricted cash	59,368	26,940
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$116,300	$72,804

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$88,253	$56,349
Restricted cash	28,047	16,455
Total cash and cash equivalents and restricted cash – end of period	$116,300	$72,804

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $679 and $3,761 in 2020 and 2019, respectively	$19,482	$17,193
Non-cash interest capitalized to real estate under development	546	678
Additions to investment in real estate included in accounts payable and accrued liabilities	4,045	7,940

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

As of June 30, 2020, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.3 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

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

At June 30, 2020, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.4% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At June 30, 2020, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

Upon acquisition of real estate, the Company assesses the fair values of acquired tangible and intangible assets including land, buildings, tenant improvements, above-market and below-market leases, in-place leases and any other identified intangible assets and assumed liabilities. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating fair value of tangible and intangible assets acquired, the Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates, estimates of replacement costs, net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2020.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

	Years
Building and improvements	10	–	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment	3	–	15

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2020 and 2019, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly and its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs and are recorded as part of commercial rental income in the condensed consolidated statements of operations.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation.” As such, all equity-based awards are reflected as compensation expense in the Company’s consolidated statements of operations over their vesting period based on the fair value at the date of grant.

In April 2020, the Company granted 450,623 LTIP units with a weighted average grant date fair value of $4.75 per unit.

In June 2020, the Company granted 78,681 LTIP units with a weighted average grant date fair value of $8.10 per unit.

At June 30, 2020 and December 31, 2019, there were 1,410,371 and 881,067 LTIP units outstanding, respectively, with a weighted average grant date fair value of $9.90 and $12.70 per unit, respectively. As of June 30, 2020 and December 31, 2019, there was $3.5 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2020, the weighted average period over which the unrecognized compensation expense will be recorded is approximately 1.1 years.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. While we do not expect these provisions to have a material impact on the Company’s taxable income or tax liabilities, we continue to analyze the provisions of the CARES Act and related guidance as it is published.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2020, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2020 and 2019, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2020 or 2019.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(2,222)	$(467)	$(2,548)	$(521)
Less: income attributable to participating securities	(126)	(83)	(210)	(152)
Subtotal	$(2,348)	$(550)	$(2,758)	$(673)
Denominator
Weighted average common shares outstanding	17,815	17,815	17,815	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.03)	$(0.15)	$(0.04)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any such concessions to its tenants as a result of COVID-19 during the three months ended June 30, 2020; therefore, this guidance did not have a material effect on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 prospectively as and when we enter into transactions to which this guidance applies.

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

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. These pronouncements are effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company will adopt this standard effective January 1, 2022 and is currently evaluating the impact of adoption on its consolidated financial statements. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

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

4. Acquisitions

On November 8, 2019, the Company acquired the 1010 Pacific Street property, a parcel of land, for $31,129, including acquisition costs of $129.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Deferred costs	$348	$348
Above-market leases	—	444
Lease origination costs	1,141	1,385
In-place leases	859	859
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,490	12,178
Less accumulated amortization	(3,291)	(3,396)
Total deferred costs and intangible assets, net	$8,199	$8,782

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $279 and $196 for the three months ended June 30, 2020 and 2019, respectively, and $352 and $384 for the six months ended June 30, 2020 and 2019, respectively; $283 of fully amortized lease origination costs was written off during the six months ended June 30, 2020. Amortization of real estate tax abatements of $121 and $120 for the three months ended June 30, 2020 and 2019, respectively, and $240 and $239 for the six months ended June 30, 2020 and 2019, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $0 and $29 for the three months ended June 30, 2020 and 2019, respectively, and $30 and $59 for the six months ended June 30, 2020 and 2019, respectively, is included in commercial rental income in the consolidated statements of operations. $444 of fully amortized above-market leases was written off during the six months ended June 30, 2020.

Deferred costs and intangible assets as of June 30, 2020, amortize in future years as follows:

2020 (Remainder)	$387
2021	760
2022	729
2023	583
2024	537
Thereafter	5,203
Total	$8,199

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Below-market leases	$4,087	$4,087
Less accumulated amortization	(2,720)	(2,462)
Below-market leases, net	$1,367	$1,625

Rental income included amortization of below-market leases of $129 and $435 for the three months ended June 30, 2020 and 2019, respectively, and $258 and $889 for the six months ended June 30, 2020 and 2019, respectively.

Below-market leases as of June 30, 2020, amortize in future years as follows:

2020 (Remainder)	$259
2021	493
2022	423
2023	192
Total	$1,367

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2020	December 31, 2019

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$—
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	—	246,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	75,037	75,817
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	66,180	66,862
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,960	34,295
1010 Pacific Street, Brooklyn, NY (h)	12/24/2020	LIBOR + 3.60%	19,880	19,457
Total debt			$1,091,057	$1,009,431
Unamortized debt issuance costs			(11,380)	(11,528)
Total debt, net of unamortized debt issuance costs			$1,079,677	$997,903

(a) On May 8, 2020, the Company refinanced the $246,000 mortgage note at Flatbush Gardens with a $329 million, twelve-year secured first mortgage note with NYCB. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $1,280 was drawn as of June 30, 2020. The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of June 30, 2020).

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2020:

2020 (Remainder)	$21,769
2021	3,777
2022	3,920
2023	4,068
2024	4,216
Thereafter	1,053,307
Total	$1,091,057

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2020, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2020 (Remainder)	$13,211
2021	29,977
2022	29,746
2023	27,693
2024	26,960
Thereafter	24,846
Total	$152,433

The Company has commercial leases with the City of New York that comprised approximately 17% of total revenues for each of the three and six months ended June 30, 2020, and 19% of total revenues for each of the three and six months ended June 30, 2019.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,091,057	$1,009,431
Estimated fair value	$1,219,543	$1,058,083

The Company purchased interest rate caps in connection with the 250 Livingston Street loan obtained on December 6, 2018, and the 1010 Pacific Street loan obtained on December 24, 2019. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at June 30, 2020	Estimated Fair Value at December 31, 2019
				(unaudited)
$75,000	250 Livingston Street	December 15, 2020	4.0%	$—	$—
$21,587	1010 Pacific Street	December 24, 2020	3.6%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$—

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument are recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and are recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument are recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during each of the three and six months ended June 30, 2020 and 2019. Fair value of the Clover House instrument did not change during each of the three and six months ended June 30, 2020; decrease in fair value of the Clover House instrument of $2 and $24 for the respective three and six months ended June 30, 2019, is capitalized to real estate under development. Decrease in fair value of the 1010 Pacific Street instrument of $0 and $14 for the respective three and six months ended June 30, 2020, is capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of June 30, 2020, and December 31, 2019, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On November 18, 2019, the same law firm which filed the Kuzmich case above filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same exact claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

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

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. Certain of the Company’s commercial tenants have announced temporary closures of their locations and have requested rent deferrals during the COVID-19 pandemic. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions and prolong the current period of global economic slowdown which may ultimately decrease occupancy levels and pricing across the Company’s portfolio as residents reduce their spending. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

The Company’s properties have remained open and operational throughout the pandemic. The Company is taking the necessary steps to keep employees and tenants safe in compliance with state and local orders, and continues to provide typical services to its residents. The Company’s rent collection rate during the second quarter of 2020 was equal to 94% of its first quarter 2020 rent collection rate. At June 30, 2020, the Company’s properties were 96% leased.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2020	23%	77%	100%
Three months ended June 30, 2019	26%	74%	100%
Six months ended June 30, 2020	23%	77%	100%
Six months ended June 30, 2019	25%	75%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $45 and $84 for the three months ended June 30, 2020 and 2019, respectively, and $133 and $171 for the six months ended June 30, 2020 and 2019, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $313 for the three months ended June 30, 2020 and 2019, respectively, and $5 and $313 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited):

Three months ended June 30, 2020	Commercial	Residential	Total
Rental income	$7,050	$23,679	$30,729
Total revenues	7,050	23,679	30,729
Property operating expenses	898	5,970	6,868
Real estate taxes and insurance	1,444	5,334	6,778
General and administrative	402	2,192	2,594
Depreciation and amortization	1,092	4,780	5,872
Total operating expenses	3,836	18,276	22,112
Income from operations	$3,214	$5,403	$8,617

Three months ended June 30, 2019	Commercial	Residential	Total
Rental income	$7,300	$21,146	$28,446
Total revenues	7,300	21,146	28,446
Property operating expenses	1,036	5,711	6,747
Real estate taxes and insurance	1,236	4,471	5,707
General and administrative	409	2,170	2,579
Depreciation and amortization	970	3,620	4,590
Total operating expenses	3,651	15,972	19,623
Income from operations	$3,649	$5,174	$8,823

Six months ended June 30, 2020	Commercial	Residential	Total
Rental income	$14,218	$47,397	$61,615
Total revenues	14,218	47,397	61,615
Property operating expenses	2,035	11,992	14,027
Real estate taxes and insurance	2,936	10,706	13,642
General and administrative	739	4,178	4,917
Depreciation and amortization	2,111	9,319	11,430
Total operating expenses	7,821	36,195	44,016
Income from operations	$6,397	$11,202	$17,599

Six months ended June 30, 2019	Commercial	Residential	Total
Rental income	$14,180	$41,918	$56,098
Total revenues	14,180	41,918	56,098
Property operating expenses	2,177	12,133	14,310
Real estate taxes and insurance	2,472	8,966	11,438
General and administrative	688	3,559	4,247
Depreciation and amortization	1,916	7,223	9,139
Total operating expenses	7,253	31,881	39,134
Income from operations	$6,927	$10,037	$16,964

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2020 (unaudited)	$281,891	$948,558	$1,230,449
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2020	$2,025	$7,954	$9,979
2019	1,721	6,489	8,210

Six months ended June 30,
2020	$4,012	$15,755	$19,767
2019	3,455	13,029	16,484

The Company’s capital expenditures by segment for the three and six months ended June 30, 2020 and 2019, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2020	$2,611	$5,640	$8,251
2019	1,239	11,549	12,788

Six months ended June 30,
2020	$4,394	$9,928	$14,322
2019	2,147	21,856	24,003

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

As of June 30, 2020, the Company owns:

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

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruption in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. Certain of our commercial tenants have announced temporary closures of their locations and have requested rent deferrals during the COVID-19 pandemic. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions and prolong the current period of global economic slowdown which may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce their spending. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to the our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the second quarter of 2020 was equal to 94% of our first quarter 2020 rent collection rate. At June 30, 2020, our properties were 96% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2019 and year-to-date 2020 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison (Clover House was under renovation during the first six months of 2019).

Income Statement for the Three Months Ended June 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
Revenues
Residential rental income	$23,679	$1,848	$21,831	$21,146	$685	3.2%
Commercial rental income	7,050	4	7,046	7,300	(254)	(3.5)%
Total revenues	30,729	1,852	28,877	28,446	431	1.5%
Operating Expenses
Property operating expenses	6,868	231	6,637	6,747	(110)	(1.6)%
Real estate taxes and insurance	6,778	368	6,410	5,707	703	12.3%
General and administrative	2,594	184	2,410	2,579	(169)	(6.6)%
Depreciation and amortization	5,872	583	5,289	4,590	699	15.2%
Total operating expenses	22,112	1,366	20,746	19,623	1,123	5.7%
Income from operations	8,617	486	8,131	8,823	(692)	(7.8)%
Interest expense, net	(9,979)	(755)	(9,224)	(8,210)	1,014	12.4%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	85	NM
Net loss	$(5,505)	$(269)	$(5,236)	$(1,158)	$(4,078)	352.2%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income, excluding Clover House, increased from $21,146 for the three months ended June 30, 2019, to $21,831 for the three months ended June 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens and Tribeca House properties as well as the completion of renovations and leaseup of apartments at the 10 West 65th Street property during 2019. Base rent per square foot increased at the Flatbush Gardens property from $24.30 at June 30, 2019, to $25.05 at June 30, 2020.  Base rent per square foot increased at the Tribeca House property from $68.77 at June 30, 2019, to $70.43 at June 30, 2020.

Commercial rental income, excluding Clover House, decreased from $7,300 for the three months ended June 30, 2019, to $7,046 for the three months ended June 30, 2020, primarily due to the termination of a commercial lease at the Tribeca House property, partially offset by increases in tenant reimbursements across the portfolio.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, decreased from $6,747 for the three months ended June 30, 2019, to $6,637 for the three months ended June 30, 2020, primarily due to lower legal expenses, lower commission expenses and lower expenses related to renovation projects, partially offset by an increase in the provision for bad debt across the portfolio due to the impact of COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $5,707 for the three months ended June 30, 2019, to $6,410 for the three months ended June 30, 2020, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, decreased from $2,579 for the three months ended June 30, 2019, to $2,410 for the three months ended June 30, 2020, primarily due to a decrease in executive bonuses.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $4,590 for the three months ended June 30, 2019, to $5,289 for the three months ended June 30, 2020, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $8,210 for the three months ended June 30, 2019, to $9,224 for the three months ended June 30, 2020. The increase primarily resulted from the refinancing of the 250 Livingston Street property in May 2019, the refinancing of the Flatbush Gardens property in May 2020 and lower interest income related to the construction at Clover House. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $271 and $424 for the three months ended June 30, 2020 and 2019, respectively.

Loss on modification/extinguishment of debt. Loss on modification/extinguishment of debt related to the refinancing of the Flatbush Gardens loan in May 2020 and the refinancing of the 250 Livingston Street loan in May 2019. The amount included charges for early modification and extinguishment of debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, increased from $1,158 for the three months ended June 30, 2019, to $5,236 for the three months ended June 30, 2020.

Income Statement for the Six Months Ended June 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
Revenues
Residential rental income	$47,397	$3,570	$43,827	$41,918	$1,909	4.6%
Commercial rental income	14,218	9	14,209	14,180	29	0.2%
Total revenues	61,615	3,579	58,036	56,098	1,938	3.5%
Operating Expenses
Property operating expenses	14,027	470	13,557	14,310	(753)	(5.3)%
Real estate taxes and insurance	13,642	737	12,905	11,438	1,467	12.8%
General and administrative	4,917	329	4,588	4,247	341	8.0%
Depreciation and amortization	11,430	1,165	10,265	9,139	1,126	12.3%
Total operating expenses	44,016	2,701	41,315	39,134	2,181	5.6%
Income from operations	17,599	878	16,721	16,964	(243)	(1.4)%
Interest expense, net	(19,767)	(1,510)	(18,257)	(16,484)	1,773	10.8%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	2,457	138.7
Gain on involuntary conversion	85	—	85	—	85	NM
Net loss	$(6,311)	$(632)	$(5,679)	$(1,291)	$(4,388)	339.9%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income, excluding Clover House, increased from $41,918 for the six months ended June 30, 2019, to $43,827 for the six months ended June 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens and Tribeca House properties as well as the completion of renovations and leaseup of apartments at the 10 West 65th Street property during 2019. Base rent per square foot increased at the Flatbush Gardens property from $24.30 at June 30, 2019, to $25.05 at June 30, 2020.  Base rent per square foot increased at the Tribeca House property from $68.77 at June 30, 2019, to $70.43 at June 30, 2020.

Commercial rental income, excluding Clover House, was essentially flat for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, decreased from $14,310 for the six months ended June 30, 2019, to $13,557 for the six months ended June 30, 2020, primarily due to lower legal expenses, lower commission expenses, lower expenses related to renovation projects and lower utility expenses across the portfolio, partially offset by an increase in the provision for bad debt across the portfolio due to the impact of COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $11,438 for the six months ended June 30, 2019, to $12,905 for the six months ended June 30, 2020, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, increased from $4,247 for the six months ended June 30, 2019, to $4,588 for the six months ended June 30, 2020, primarily due to increases in legal expenses (including non-recurring litigation-related expenses).

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $9,139 for the six months ended June 30, 2019, to $10,265 for the six months ended June 30, 2020, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $16,484 for the six months ended June 30, 2019, to $18,257 for the six months ended June 30, 2020. The increase primarily resulted from the refinancing of the 250 Livingston Street property in May 2019, the refinancing of the Flatbush Gardens property in May 2020 and lower interest income related to the construction at Clover House. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $543 and $928 for the six months ended June 30, 2020 and 2019, respectively.

Loss on modification/extinguishment of debt. Loss on modification/extinguishment of debt related to the refinancing of the Flatbush Gardens loan in May 2020 and the refinancing of the 250 Livingston Street loan in May 2019. The amount included charges for early modification and extinguishment of debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, increased from $1,291 for the six months ended June 30, 2019, to $5,679 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had $1,079.7 million of indebtedness (net of unamortized issuance costs) secured by our properties, $88.3 million of cash and cash equivalents, and $28.0 million of restricted cash. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements.

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

We believe that our current cash flows from operations and cash on hand, coupled with additional mortgage debt, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries for at least the next twelve months. However, no assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended June 30, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively, and during the six months ended June 30, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $8.6 million and $8.5 million, respectively.

Cash Flows for the Six Months Ended June 30, 2020 and 2019 (in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities	$5,082	$10,443
Investing activities	(13,525)	(21,383)
Financing activities	67,811	37,880

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2020 and 2019, were as follows:

Net cash flow provided by operating activities was $5,082 for the six months ended June 30, 2020, compared to $10,443 for the six months ended June 30, 2019. The net decrease during the 2020 period reflected an increase of $235 of cash flow from operating results, and a decrease of $5,596 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $13,525 for the six months ended June 30, 2020, compared to $21,383 for the six months ended June 30, 2019. We spent $13,622 and $21,383 on capital projects for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, we received $111 of insurance proceeds from the disposal of assets damaged in a fire at a property and spent $14 on the purchase of an interest rate cap.

Net cash provided by financing activities was $67,811 for the six months ended June 30, 2020, compared to $37,880 for the six months ended June 30, 2019. Cash was primarily provided in the six months ended June 30, 2020, by proceeds from the refinancing of the Flatbush Gardens property ($329,000), offset by repayment of the existing loan on the property ($246,000), loan issuance and extinguishment costs ($5,220) and scheduled debt amortization ($1,798); and in the six months ended June 30, 2019, by proceeds from the refinancing of the 250 Livingston Street property ($125,000), offset by repayment of the existing loan on the property ($75,000), loan issuance and extinguishment costs ($2,166) and scheduled debt amortization ($1,416). The Company paid distributions of $8,595 and $8,538 in the six months ended June 30, 2020 and 2019, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods reported in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 77% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, loss on modification/extinguishment of debt, gain on involuntary conversion and non-recurring litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO
Net loss	$(5,505)	$(1,158)	$(6,311)	$(1,291)
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
FFO	$367	$3,432	$5,119	$7,848

AFFO
FFO	$367	$3,432	$5,119	$7,848
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	192	182	393	816
Amortization of debt origination costs	304	424	608	928
Amortization of LTIP awards	536	704	693	860
Loss on modification/extinguishment of debt	4,228	1,771	4,228	1,771
Gain on involuntary conversion	(85)	—	(85)	—
Non-recurring litigation-related expenses	160	—	424	—
Recurring capital spending	(238)	(127)	(383)	(280)
AFFO	$5,456	$6,100	$11,009	$11,352

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, loss on modification/extinguishment of debt and non-recurring litigation-related expenses, less gain on involuntary conversion.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA
Net loss	$(5,505)	$(1,158)	$(6,311)	$(1,291)
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	192	182	393	816
Amortization of LTIP awards	536	704	693	860
Interest expense, net	9,979	8,210	19,767	16,484
Loss on modification/extinguishment of debt	4,228	1,771	4,228	1,771
Gain on involuntary conversion	(85)	—	(85)	—
Non-recurring litigation-related expenses	160	—	424	—
Adjusted EBITDA	$15,369	$14,013	$30,551	$27,188

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NOI
Income from operations	$8,617	$8,823	$17,599	$16,964
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
General and administrative expenses	2,594	2,579	4,917	4,247
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	192	182	393	816
NOI	$17,267	$15,888	$34,351	$30,575

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $19.9 million of 1010 Pacific Street debt outstanding as of June 30, 2020, that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $19.9 million of variable rate debt as of June 30, 2020, would impact annual net income by approximately $0.2 million.

The fair value of the Company’s notes payable was approximately $1,219.5 million and $1,058.1 million as of June 30, 2020, and December 31, 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York, who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee.  The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On November 18, 2019, the same law firm which filed the Kuzmich case above filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same exact claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

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

The COVID-19 pandemic, which was declared a pandemic by the World Health Organization in March 2020, has had an ongoing significant adverse impact on local, national, and global economic activity and has contributed to volatility in global financial markets. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Beginning in early May 2020, the United States began to lift certain lockdown restrictions and allow for the reopening of businesses, however, there can be no assurance that these lockdown restrictions will not be re-imposed or that new restrictions will not be put in place.

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread have negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area; for example, the percentage of our tenants’ rent that we collected in the second quarter of 2020 was lower than the collection rate in the first quarter of 2020, prior to the impact of COVID-19, and certain of our commercial tenants have announced temporary closures of their locations and requested rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with our tenants on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures, including moratoriums on or suspensions of eviction proceedings, imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, if governmental restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents are re-imposed, such restrictions may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

The COVID-19 pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the COVID-19 pandemic. For example, due to the recent increase in the number of COVID-19 cases following the reopening of some portions of the United States, state and local governments may reinstitute lockdowns to control the further spread of the virus. In addition, the continued deterioration of global economic conditions as a result of the COVID-19 pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents and commercial tenants reduce their spending.

The full extent of the COVID-19 pandemic’s effect on our business, financial condition, liquidity and results of operations will depend on future developments, including the duration, spread and intensity of the outbreak and the measures intended to curb its spread, all of which are uncertain and difficult to predict. As a result of the rapid development and fluidity with which the situation continues to develop, we are unable to estimate the effect of these factors on our business, but if such events lead to a continued significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition, liquidity and results of operations could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document.

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

August 10, 2020	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer