Form 10-Q
period 2020-09-30
Clipper Realty Inc.
filed 2020-11-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 17,768,814 shares of the Registrant’s Common Stock outstanding.

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

●

market and economic conditions affecting occupancy levels (including continued declines at one of our properties), rental rates, the overall market value of our properties, our access to capital and the cost of capital and our ability to refinance indebtedness;

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 10, 2020, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	624,379	602,547
Tenant improvements	2,998	3,051
Furniture, fixtures and equipment	12,090	11,707
Real estate under development	35,176	31,787
Total investment in real estate	1,215,502	1,189,951
Accumulated depreciation	(126,270)	(109,418)
Investment in real estate, net	1,089,232	1,080,533
Cash and cash equivalents	82,856	42,500
Restricted cash	22,117	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $4,985 and $3,361, respectively	8,058	4,187
Deferred rent	673	1,274
Deferred costs and intangible assets, net	7,898	8,782
Prepaid expenses and other assets	12,047	14,499
TOTAL ASSETS	$1,222,881	$1,166,207
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,811 and $11,528, respectively	$1,079,585	$997,903
Accounts payable and accrued liabilities	11,757	13,029
Security deposits	7,079	7,570
Below-market leases, net	189	1,625
Other liabilities	4,172	4,297
TOTAL LIABILITIES	1,102,782	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,768,814 and 17,814,672 shares issued and outstanding, respectively	178	178
Additional paid-in-capital	93,612	93,431
Accumulated deficit	(45,384)	(36,375)
Total stockholders’ equity	48,406	57,234
Non-controlling interests	71,693	84,549
TOTAL EQUITY	120,099	141,783
TOTAL LIABILITIES AND EQUITY	$1,222,881	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Residential rental income	$21,948	$22,117	$69,345	$64,035
Commercial rental income	7,663	7,323	21,881	21,503
TOTAL REVENUES	29,611	29,440	91,226	85,538

OPERATING EXPENSES
Property operating expenses	7,867	7,357	21,894	21,667
Real estate taxes and insurance	7,463	6,740	21,105	18,178
General and administrative	2,407	1,904	7,324	6,151
Depreciation and amortization	5,934	4,929	17,364	14,068
TOTAL OPERATING EXPENSES	23,671	20,930	67,687	60,064

Gain on termination of lease	838	—	838	—

INCOME FROM OPERATIONS	6,778	8,510	24,377	25,474

Interest expense, net	(10,207)	(8,692)	(29,974)	(25,176)
Loss on modification/extinguishment of debt	—	—	(4,228)	(1,771)
Gain on involuntary conversion	—	—	85	—

Net loss	(3,429)	(182)	(9,740)	(1,473)

Net loss attributable to non-controlling interests	2,045	109	5,808	879
Net loss attributable to common stockholders	$(1,384)	$(73)	$(3,932)	$(594)
Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.24)	$(0.05)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three, Six and Nine Months Ended September 30, 2020 and 2019

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(326)	(326)	(480)	(806)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,393)	$55,246	$81,613	$136,859
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,222)	(2,222)	(3,283)	(5,505)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,307)	$51,497	$76,073	$127,570
Repurchase of common stock	(45,858)	—	(271)	—	(271)	—	(271)
Amortization of LTIP grants	—	—	—	—	—	556	556
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,634)	(4,327)
Net loss	—	—	—	(1,384)	(1,384)	(2,045)	(3,429)
Reallocation of noncontrolling interests	—	—	257	—	257	(257)	—
Balance September 30, 2020	17,768,814	$178	$93,612	$(45,384)	$48,406	$71,693	$120,099

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	$178	$93,235	$(31,847)	$61,566	$90,950	$152,516
Amortization of LTIP grants	—	—	—	—	—	325	325
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,583)	(4,275)
Net loss	—	—	—	(73)	(73)	(109)	(182)
Reallocation of noncontrolling interests	—	—	97	—	97	(97)	—
Balance September 30, 2019	17,814,672	$178	$93,332	$(33,612)	$59,898	$88,486	$148,384

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,740)	$(1,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,939	13,496
Amortization of deferred financing costs	910	1,263
Amortization of deferred costs and intangible assets	785	933
Amortization of above- and below-market leases	(358)	(1,080)
Loss on modification/extinguishment of debt	4,228	1,771
Gain on involuntary conversion	(85)	—
Gain on termination of lease	(838)	—
Deferred rent	601	1,000
Stock-based compensation	1,249	1,185
Bad debt expense	1,558	—
Changes in operating assets and liabilities:
Tenant and other receivables	(5,429)	(1,399)
Prepaid expenses, other assets and deferred costs	2,341	1,839
Accounts payable and accrued liabilities	(1,299)	(1,369)
Security deposits	(491)	932
Other liabilities	(125)	1,292
Net cash provided by operating activities	10,246	18,390

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(24,885)	(34,962)
Insurance proceeds from involuntary conversion	111	—
Purchase of interest rate cap	(14)	—
Acquisition deposit	—	(1,550)
Net cash used in investing activities	(24,788)	(36,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(240)	—
Payments of mortgage notes	(248,706)	(77,127)
Proceeds from mortgage notes	329,671	125,000
Dividends and distributions	(12,922)	(12,813)
Loan issuance and extinguishment costs	(5,220)	(2,166)
Net cash provided by financing activities	62,583	32,894

Net increase in cash and cash equivalents and restricted cash	48,041	14,772
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$104,973	$60,636

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$82,856	$43,552
Restricted cash	22,117	17,084
Total cash and cash equivalents and restricted cash – end of period	$104,973	$60,636

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,065 and $5,261 in 2020 and 2019, respectively	$29,576	$26,214
Non-cash interest capitalized to real estate under development	813	937
Additions to investment in real estate included in accounts payable and accrued liabilities	3,887	7,069

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

As of September 30, 2020, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and nine months ended September 30, 2020, the Company incurred $0.1 million and $0.4 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

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

At September 30, 2020, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 40.3% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Issuance/Repurchase of Common Stock

On April 9, 2019, the Company issued 1,917 primary shares of its common stock to one of our directors, in connection with the conversion of vested long-term incentive plan (“LTIP”) units on a one-for-one basis. The Company did not receive any proceeds from the issuance.

In August 2020, the Company’s board of directors (the “Board”) adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company may repurchase its common stock at any time, or from time to time. The Company anticipates funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to repurchase any particular number of shares. During the three months ended September 30, 2020, the Company repurchased 45,858 shares of common stock under the repurchase program for a total purchase price of approximately $0.3 million. As of September 30, 2020, the value of shares that may still be purchased under the repurchase program is approximately $9.7 million.

3. Significant Accounting Policies

Segments

At September 30, 2020, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2020.

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

Restricted Cash

Restricted cash generally consists of escrows for future real estate taxes and insurance expenditures, repairs, capital improvements, loan reserves and security deposits.

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances. If a tenant fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2020 and 2019, the Company did not own any financial instruments for which the change in value was not reported in net loss accordingly, its comprehensive loss was its net loss as presented in the consolidated statements of operations.

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

At September 30, 2020 and December 31, 2019, there were 1,410,371 and 881,067 LTIP units outstanding, respectively, with a weighted average grant date fair value of $9.90 and $12.70 per unit, respectively. As of September 30, 2020 and December 31, 2019, there was $3.0 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2020, the weighted average period over which the unrecognized compensation expense will be recorded is approximately one year.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2020, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2020 and 2019, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2020 or 2019.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(1,384)	$(73)	$(3,932)	$(594)
Less: income attributable to participating securities	(134)	(84)	(344)	(236)
Subtotal	$(1,518)	$(157)	$(4,276)	$(830)
Denominator
Weighted average common shares outstanding	17,811	17,815	17,814	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.01)	$(0.24)	$(0.05)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the three and nine months ended September 30, 2020; therefore, this guidance did not have a material effect on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

4. Acquisitions

On November 8, 2019, the Company acquired the 1010 Pacific Street property, a parcel of land, for $31,129, including acquisition costs of $129.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Deferred costs	$348	$348
Above-market leases	—	444
Lease origination costs	1,078	1,385
In-place leases	428	859
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	10,996	12,178
Less accumulated amortization	(3,098)	(3,396)
Total deferred costs and intangible assets, net	$7,898	$8,782

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $73 and $189 for the three months ended September 30, 2020 and 2019, respectively, and $425 and $572 for the nine months ended September 30, 2020 and 2019, respectively; $669 of amortized lease origination costs and in-place leases was written off during the nine months ended September 30, 2020. Additionally, $180 of unamortized lease origination costs and in-place leases was written off due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations. Amortization of real estate tax abatements of $120 and $122 for the three months ended September 30, 2020 and 2019, respectively, and $360 and $361 for the nine months ended September 30, 2020 and 2019, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $0 and $30 for the three months ended September 30, 2020 and 2019, respectively, and $30 and $89 for the nine months ended September 30, 2020 and 2019, respectively, is included in commercial rental income in the consolidated statements of operations; $444 of fully amortized above-market leases was written off during the nine months ended September 30, 2020.

Deferred costs and intangible assets as of September 30, 2020, amortize in future years as follows:

2020 (Remainder)	$178
2021	697
2022	668
2023	559
2024	544
Thereafter	5,252
Total	$7,898

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Below-market leases	$785	$4,087
Less accumulated amortization	(596)	(2,462)
Below-market leases, net	$189	$1,625

Rental income included amortization of below-market leases of $130 and $280 for the three months ended September 30, 2020 and 2019, respectively, and $388 and $1,169 for the nine months ended September 30, 2020 and 2019, respectively; $2,254 of fully amortized below-market leases was written off during the nine months ended September 30, 2020. Additionally, $1,048 of unamortized below-market leases was written off due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations.

Below-market leases as of September 30, 2020, amortize in future years as follows:

2020 (Remainder)	$31
2021	105
2022	35
2023	18
Total	$189

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2020	December 31, 2019

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$—
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	—	246,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	74,641	75,817
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	65,837	66,862
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,790	34,295
1010 Pacific Street, Brooklyn, NY (h)	12/24/2020	LIBOR + 3.60%	20,128	19,457
Total debt			$1,090,396	$1,009,431
Unamortized debt issuance costs			(10,811)	(11,528)
Total debt, net of unamortized debt issuance costs			$1,079,585	$997,903

(a) On May 8, 2020, the Company refinanced the $246,000 mortgage note with a $329,000, twelve-year secured first mortgage note with New York Community Bank (“NYCB”). The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $1,528 was drawn as of September 30, 2020. The notes mature on December 24, 2020, are subject to a one-year extension option, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of September 30, 2020). The Company has guaranteed this mortgage note and has complied with the financial covenants therein.

The Company has provided a guaranty for the mortgage notes at several of its properties. The Company also must comply with certain covenants on the mortgage notes at several of its properties.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2020:

2020 (Remainder)	$21,108
2021	3,777
2022	3,920
2023	4,068
2024	4,216
Thereafter	1,053,307
Total	$1,090,396

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2020, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2020 (Remainder)	$6,913
2021	29,658
2022	29,787
2023	27,725
2024	27,314
Thereafter	31,101
Total	$152,498

The Company has commercial leases with the City of New York that comprised approximately 21% of total revenues for the three months ended September 30, 2020, approximately 18% of total revenues for the three months ended September 30, 2019, and approximately 19% of total revenues for each of the nine months ended September 30, 2020 and 2019.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,090,396	$1,009,431
Estimated fair value	$1,224,758	$1,058,083

The Company purchased interest rate caps in connection with the 250 Livingston Street loan obtained on December 6, 2018, and the 1010 Pacific Street loan obtained on December 24, 2019. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

The estimated fair values of the interest rate caps are as follows:

Notional Amount	Related Property Loans	Maturity Date	Strike Rate	Estimated Fair Value at September 30, 2020	Estimated Fair Value at December 31, 2019
				(unaudited)
$75,000	250 Livingston Street	December 15, 2020	4.0%	$—	$—
$21,587	1010 Pacific Street	December 24, 2020	3.6%	—	—
Total fair value of derivative instruments included in prepaid expenses and other assets				$—	$—

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument are recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and are recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument are recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during each of the three and nine months ended September 30, 2020 and 2019. Fair value of the Clover House instrument did not change during each of the three and nine months ended September 30, 2020; decrease in fair value of the Clover House instrument of $0 and $24 for the respective three and nine months ended September 30, 2019, is capitalized to real estate under development. Decrease in fair value of the 1010 Pacific Street instrument of $0 and $14 for the respective three and nine months ended September 30, 2020, is capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of September 30, 2020, and December 31, 2019, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division applied the Court of Appeals’ recent Regina ruling to this case and held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case will eventually be remanded back to the lower court, which will determine the exact amount of the Company’s liability for rent overcharges and attorneys’ fees; no future court dates have been scheduled as of yet. On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property, which is expected to be settled in November 2020. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Commitments

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of the Company’s commercial tenants have requested rent deferrals during the pandemic. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels and rental rates across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

The Company’s properties have remained open and operational throughout the pandemic. The Company is taking the necessary steps to keep employees and tenants safe in compliance with state and local orders, and continues to provide typical services to its residents. The Company’s rent collection rate during the third quarter of 2020 was over 97%. At September 30, 2020, the Company’s properties were 93% leased.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2020	26%	74%	100%
Three months ended September 30, 2019	25%	75%	100%
Nine months ended September 30, 2020	24%	76%	100%
Nine months ended September 30, 2019	25%	75%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $66 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $199 and $45 for the nine months ended September 30, 2020 and 2019, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $7 for the three months ended September 30, 2020 and 2019, respectively, and $5 and $319 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited):

Three months ended September 30, 2020	Commercial	Residential	Total
Rental income	$7,663	$21,948	$29,611
Total revenues	7,663	21,948	29,611
Property operating expenses	1,025	6,842	7,867
Real estate taxes and insurance	1,917	5,546	7,463
General and administrative	344	2,063	2,407
Depreciation and amortization	1,117	4,817	5,934
Total operating expenses	4,403	19,268	23,671
Gain on termination of lease	838	—	838
Income from operations	$4,098	$2,680	$6,778

Three months ended September 30, 2019	Commercial	Residential	Total
Rental income	$7,323	$22,117	$29,440
Total revenues	7,323	22,117	29,440
Property operating expenses	1,119	6,238	7,357
Real estate taxes and insurance	1,532	5,208	6,740
General and administrative	259	1,645	1,904
Depreciation and amortization	959	3,970	4,929
Total operating expenses	3,869	17,061	20,930
Income from operations	$3,454	$5,056	$8,510

Nine months ended September 30, 2020	Commercial	Residential	Total
Rental income	$21,881	$69,345	$91,226
Total revenues	21,881	69,345	91,226
Property operating expenses	3,060	18,834	21,894
Real estate taxes and insurance	4,853	16,252	21,105
General and administrative	1,083	6,241	7,324
Depreciation and amortization	3,228	14,136	17,364
Total operating expenses	12,224	55,463	67,687
Gain on termination of lease	838	—	838
Income from operations	$10,495	$13,882	$24,377

Nine months ended September 30, 2019	Commercial	Residential	Total
Rental income	$21,503	$64,035	$85,538
Total revenues	21,503	64,035	85,538
Property operating expenses	3,296	18,371	21,667
Real estate taxes and insurance	4,004	14,174	18,178
General and administrative	947	5,204	6,151
Depreciation and amortization	2,876	11,192	14,068
Total operating expenses	11,123	48,941	60,064
Income from operations	$10,380	$15,094	$25,474

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2020 (unaudited)	$281,004	$941,877	$1,222,881
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2020	$2,072	$8,135	$10,207
2019	1,764	6,928	8,692

Nine months ended September 30,
2020	$6,084	$23,890	$29,974
2019	5,219	19,957	25,176

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2020 and 2019, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2020	$2,669	$8,703	$11,372
2019	2,145	10,822	12,967

Nine months ended September 30,
2020	$7,063	$18,631	$25,694
2019	4,292	32,678	36,970

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

As of September 30, 2020, the Company owns:

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

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 59.7% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 40.3% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 10 West 65th Street property and the 1010 Pacific Street property.

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of our commercial tenants have requested rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels and rental rates across our portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the third quarter of 2020 was over 97%. At September 30, 2020, our properties were 93% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Stock Repurchase Program

In August 2020, the Company’s Board adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company may repurchase its common stock at any time, or from time to time. The Company anticipates funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to repurchase any particular number of shares. During the three months ended September 30, 2020, the Company repurchased 45,858 shares of common stock under the repurchase program for a total purchase price of approximately $0.3 million. As of September 30, 2020, the value of shares that may still be purchased under the repurchase program is approximately $9.7 million.

Results of Operations

Our focus throughout 2019 and year-to-date 2020 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison (Clover House was under renovation during the first three quarters of 2019).

Income Statement for the Three Months Ended September 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Less: Clover House	2019 excluding Clover House	Increase (decrease)%
Revenues
Residential rental income	$21,948	$1,691	$20,257	$22,117	$378	$21,739	$(1,482)	(6.8)%
Commercial rental income	7,663	4	7,659	7,323	—	7,323	336	4.6%
Total revenues	29,611	1,695	27,916	29,440	378	29,062	(1,146)	(3.9)%
Operating Expenses
Property operating expenses	7,867	327	7,540	7,357	323	7,034	506	7.2%
Real estate taxes and insurance	7,463	383	7,080	6,740	73	6,667	413	6.2%
General and administrative	2,407	106	2,301	1,904	98	1,806	495	27.4%
Depreciation and amortization	5,934	584	5,350	4,929	145	4,784	566	11.8%
Total operating expenses	23,671	1,400	22,271	20,930	639	20,291	1,980	9.8%
Gain on termination of lease	838	—	838	—	—	—	838	NM
Income from operations	6,778	295	6,483	8,510	(261)	8,771	(2,288)	(26.1)%
Interest expense, net	(10,207)	(755)	(9,452)	(8,692)	(62)	(8,630)	822	9.5%
Net (loss) income	$(3,429)	$(460)	$(2,969)	$(182)	$(323)	$141	$(3,110)	(2,205.7)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.    Residential rental income, excluding Clover House, decreased from $21,739 for the three months ended September 30, 2019, to $20,257 for the three months ended September 30, 2020, primarily due to a decrease in leased occupancy and residential rental rate at the Tribeca House property as a result of the COVID-19 pandemic. Leased occupancy decreased at the Tribeca House property from 98.2% at September 30, 2019, to 80.1% at September 30, 2020. Base rent per square foot decreased at the Tribeca House property from $70.85 at September 30, 2019, to $65.74 at September 30, 2020.

Commercial rental income, excluding Clover House, increased from $7,323 for the three months ended September 30, 2019, to $7,659 for the three months ended September 30, 2020, primarily due to the commencement of a new lease at the 250 Livingston Street property, partially offset by changes in straight line rent at the Tribeca House and Aspen properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, increased from $7,034 for the three months ended September 30, 2019, to $7,540 for the three months ended September 30, 2020, primarily due to an increase in the provision for bad debt across the portfolio due to the impact of COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $6,667 for the three months ended September 30, 2019, to $7,080 for the three months ended September 30, 2020, due to increased real estate taxes and property insurance across the portfolio.

General and administrative.   General and administrative expenses, excluding Clover House, increased from $1,806 for the three months ended September 30, 2019, to $2,301 for the three months ended September 30, 2020, primarily due to an increase in non-cash LTIP amortization expense and non-recurring litigation-related expenses.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $4,784 for the three months ended September 30, 2019, to $5,350 for the three months ended September 30, 2020, due to additions to real estate across the portfolio.

Gain on termination of lease.  Gain on termination of lease represents the write-off of unamortized assets and liabilities in relation to the termination of a lease at the Tribeca House property.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $8,630 for the three months ended September 30, 2019, to $9,452 for the three months ended September 30, 2020. The increase primarily resulted from the refinancing of the 250 Livingston Street property in May 2019, the refinancing of the Flatbush Gardens property in May 2020 and lower interest income related to the construction at Clover House. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $270 and $272 for the three months ended September 30, 2020 and 2019, respectively.

Net (loss) income.  As a result of the foregoing, net (loss) income, excluding Clover House, decreased from net income of $141 for the three months ended September 30, 2019, to net loss of $2,969 for the three months ended September 30, 2020.

Income Statement for the Nine Months Ended September 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Less: Clover House	2019 excluding Clover House	Increase (decrease)%
Revenues
Residential rental income	$69,345	$5,261	$64,084	$64,035	$378	$63,657	$427	0.7%
Commercial rental income	21,881	13	21,868	21,503	—	21,503	365	1.7%
Total revenues	91,226	5,274	85,952	85,538	378	85,160	792	0.9%
Operating Expenses
Property operating expenses	21,894	797	21,097	21,667	323	21,344	(247)	(1.2)%
Real estate taxes and insurance	21,105	1,120	19,985	18,178	73	18,105	1,880	10.4%
General and administrative	7,324	435	6,889	6,151	98	6,053	836	13.8%
Depreciation and amortization	17,364	1,749	15,615	14,068	145	13,923	1,692	12.2%
Total operating expenses	67,687	4,101	63,586	60,064	639	59,425	4,161	7.0%
Gain on termination of lease	838	—	838	—	—	—	838	NM
Income from operations	24,377	1,173	23,204	25,474	(261)	25,735	(2,531)	(9.8)%
Interest expense, net	(29,974)	(2,265)	(27,709)	(25,176)	(62)	(25,114)	2,595	10.3%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	—	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	—	—	85	NM
Net loss	$(9,740)	$(1,092)	$(8,648)	$(1,473)	$(323)	$(1,150)	$(7,498)	652.0%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income, excluding Clover House, increased from $63,657 for the nine months ended September 30, 2019, to $64,084 for the nine months ended September 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens property as well as the completion of renovations and leaseup of apartments at the 10 West 65th Street property during 2019, partially offset by a decrease in leased occupancy and residential rental rate at the Tribeca House property as a result of the COVID-19 pandemic. Base rent per square foot increased at the Flatbush Gardens property from $24.49 at September 30, 2019, to $25.10 at September 30, 2020. Leased occupancy decreased at the Tribeca House property from 98.2% at September 30, 2019, to 80.1% at September 30, 2020. Base rent per square foot decreased at the Tribeca House property from $70.85 at September 30, 2019, to $65.74 at September 30, 2020.

Commercial rental income, excluding Clover House, increased from $21,503 for the nine months ended September 30, 2019, to $21,868 for the nine months ended September 30, 2020, primarily due to the commencement of a new lease at the 250 Livingston Street property, partially offset by changes in straight line rent at the Tribeca House and Aspen properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, decreased from $21,344 for the nine months ended September 30, 2019, to $21,097 for the nine months ended September 30, 2020, primarily due to lower recurring legal expenses, commission expenses, expenses related to renovation projects and utility expenses across the portfolio, partially offset by an increase in the provision for bad debt across the portfolio due to the impact of COVID-19.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $18,105 for the nine months ended September 30, 2019, to $19,985 for the nine months ended September 30, 2020, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses, excluding Clover House, increased from $6,053 for the nine months ended September 30, 2019, to $6,889 for the nine months ended September 30, 2020, primarily due to an increase in non-recurring litigation-related expenses.

Depreciation and amortization. Depreciation and amortization expense, excluding Clover House, increased from $13,923 for the nine months ended September 30, 2019, to $15,615 for the nine months ended September 30, 2020, due to additions to real estate across the portfolio.

Gain on termination of lease.  Gain on termination of lease represents the write-off of unamortized assets and liabilities in relation to the termination of a lease at the Tribeca House property.

Interest expense, net. Interest expense, net, excluding Clover House, increased from $25,114 for the nine months ended September 30, 2019, to $27,709 for the nine months ended September 30, 2020. The increase primarily resulted from the refinancing of the 250 Livingston Street property in May 2019, the refinancing of the Flatbush Gardens property in May 2020 and lower interest income related to the construction at Clover House. Interest expense, excluding Clover House, included amortization of loan costs and changes in fair value of interest rate caps of $813 and $1,200 for the nine months ended September 30, 2020 and 2019, respectively.

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

Net loss.   As a result of the foregoing, net loss, excluding Clover House, increased from $1,150 for the nine months ended September 30, 2019, to $8,648 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had $1,079.6 million of indebtedness (net of unamortized issuance costs) secured by our properties, $82.9 million of cash and cash equivalents, and $22.1 million of restricted cash. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended September 30, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively, and during the nine months ended September 30, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $12.9 million and $12.8 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities	$10,246	$18,390
Investing activities	(24,788)	(36,512)
Financing activities	62,583	32,894

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and 2019, were as follows:

Net cash flow provided by operating activities was $10,246 for the nine months ended September 30, 2020, compared to $18,390 for the nine months ended September 30, 2019. The net decrease during the 2020 period reflected a decrease of $1,846 of cash flow from operating results, and a decrease of $6,298 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $24,788 for the nine months ended September 30, 2020, compared to $36,512 for the nine months ended September 30, 2019. We spent $24,885 and $34,962 on capital projects for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, we received $111 of insurance proceeds from the disposal of assets damaged in a fire at a property and spent $14 on the purchase of an interest rate cap. For the nine months ended September 30, 2019, we funded a $1,550 acquisition deposit for the 1010 Pacific Street property.

Net cash provided by financing activities was $62,583 for the nine months ended September 30, 2020, compared to $32,894 for the nine months ended September 30, 2019. Cash was primarily provided in the nine months ended September 30, 2020, by proceeds from the refinancing of the Flatbush Gardens property ($329,000), offset by repayment of the existing loan on the property ($246,000), loan issuance and extinguishment costs ($5,220), scheduled debt amortization ($2,706) and repurchases of common stock ($240); and in the nine months ended September 30, 2019, by proceeds from the refinancing of the 250 Livingston Street property ($125,000), offset by repayment of the existing loan on the property ($75,000), loan issuance and extinguishment costs ($2,166) and scheduled debt amortization ($2,127). The Company paid distributions of $12,922 and $12,813 in the nine months ended September 30, 2020 and 2019, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”), all of which meet the definition of “non-GAAP financial measures” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, loss on modification/extinguishment of debt, gain on involuntary conversion, gain on termination of lease and non-recurring litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO
Net loss	$(3,429)	$(182)	$(9,740)	$(1,473)
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
FFO	$2,505	$4,747	$7,624	$12,595

AFFO
FFO	$2,505	$4,747	$7,624	$12,595
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	208	184	601	1,000
Amortization of debt origination costs	302	334	910	1,263
Amortization of LTIP awards	556	325	1,249	1,185
Loss on modification/extinguishment of debt	—	—	4,228	1,771
Gain on involuntary conversion	—	—	(85)	—
Gain on termination of lease	(838)	—	(838)	—
Non-recurring litigation-related expenses	186	87	610	87
Recurring capital spending	(59)	(126)	(442)	(405)
AFFO	$2,850	$5,423	$13,859	$16,777

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, loss on modification/extinguishment of debt and non-recurring litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA
Net loss	$(3,429)	$(182)	$(9,740)	$(1,473)
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	208	184	601	1,000
Amortization of LTIP awards	556	325	1,249	1,185
Interest expense, net	10,207	8,692	29,974	25,176
Loss on modification/extinguishment of debt	—	—	4,228	1,771
Gain on involuntary conversion	—	—	(85)	—
Gain on termination of lease	(838)	—	(838)	—
Non-recurring litigation-related expenses	186	87	610	87
Adjusted EBITDA	$12,814	$13,907	$43,365	$41,095

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition and other costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases, less gain on termination of lease. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NOI
Income from operations	$6,778	$8,510	$24,377	$25,474
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
General and administrative expenses	2,407	1,904	7,324	6,151
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	208	184	601	1,000
Gain on termination of lease	(838)	—	(838)	—
NOI	$14,479	$15,399	$48,830	$45,974

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $20.1 million of 1010 Pacific Street debt outstanding as of September 30, 2020, that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $20.1 million of variable rate debt as of September 30, 2020, would impact annual net income by approximately $0.2 million.

The fair value of the Company’s notes payable was approximately $1,224.8 million and $1,058.1 million as of September 30, 2020, and December 31, 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIngs

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division applied the Court of Appeals’ recent Regina ruling to this case and held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case will eventually be remanded back to the lower court, which will determine the exact amount of the Company’s liability for rent overcharges and attorneys’ fees; no future court dates have been scheduled as of yet. On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property, which is expected to be settled in November 2020. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

The COVID-19 pandemic, which was declared a pandemic by the World Health Organization in March 2020, has had an ongoing significant adverse impact on local, national, and global economic activity and has contributed to volatility in global financial markets. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Beginning in early May 2020, the United States began to lift certain lockdown restrictions and allow for the reopening of businesses; however, state and local governments, including the State and City of New York, have since imposed localized restrictions and there can be no assurance that broader lockdown restrictions will not be re-imposed or that additional new restrictions will not be put in place.

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread have negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area; for example, the Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the pandemic, and certain of our commercial tenants have requested rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with our tenants on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures, including moratoriums on or suspensions of eviction proceedings, imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, if governmental restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents are re-imposed, such restrictions may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

The COVID-19 pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the COVID-19 pandemic. For example, due to a recent increase in the number of COVID-19 cases in certain areas of New York State and New York City, the State and City of New York instituted local restrictions in targeted neighborhoods in New York City. Additionally, the United States, state and local governments may reinstitute lockdowns to control the further spread of the virus. In addition, the continued deterioration of global economic conditions as a result of the COVID-19 pandemic may ultimately result in a further decrease in occupancy levels and rental rates across our portfolio as residents and commercial tenants reduce their spending and replacement tenants become harder to find.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In August 2020, the Board adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company may repurchase its common stock at any time, or from time to time. The Company anticipates funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to repurchase any particular number of shares. During the three months ended September 30, 2020, we repurchased 45,858 shares of common stock for a total purchase price of $0.3 million.

The following table is a summary of our repurchase activity during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Per Share	Maximum Dollar Value of Shares that May Still Be Purchased Under the Program (in thousands)
Common stock
July 1, 2020 – July 31, 2020	NA	NA	NA
August 1, 2020 – August 31, 2020	—	$—	$10,000
September 1, 2020 – September 30, 2020	45,858	5.90	9,729
Total common stock	45,858	$5.90

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
**101.SCH	Inline XBRL Taxonomy Extension Schema Document.
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Clipper realty inc.

November 9, 2020	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer