Form 10-K
period 2020-12-31
Clipper Realty Inc.
filed 2021-03-16
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2020, closing price of our Class A common stock on the New York Stock Exchange – $117,258,160

As of March 16, 2021, there were 16,063,228 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Proxy Statement relating to its 2021 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

PART I

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●	The ongoing COVID-19 pandemic, and measures intended to curb its spread, could have a material adverse impact on our business, financial condition, liquidity and results of operations;

●

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses, and the overall market value of our assets, impair our ability to sell, recapitalize or refinance our assets and have an adverse effect on our results of operations, financial condition, cash flow and our ability to make distributions to our stockholders;

●

Multifamily residential properties are subject to rent stabilization regulations, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by tenants that their rents exceed such specified maximum amounts;

●

All of our properties are located in New York City, and adverse economic or regulatory developments in New York City or parts thereof, including the boroughs of Brooklyn and Manhattan, could negatively affect our results of operations, financial condition, cash flow, and ability to make distributions to our stockholders;

●

We depend on a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty;

●	Our portfolio’s revenue is currently generated from seven properties;

●

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow;

●

The actual rents we receive for the properties in our portfolio may be less than market rents, and we may experience a decline in realized rental rates, which could adversely affect our financial condition, results of operations and cash flow. Short-term leases with respect to our residential tenants expose us to the effects of declining market rents;

●

We may engage in development, redevelopment or repositioning activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations;

●

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, generate positive cash flows or to make real estate properties suitable for sale, which could adversely affect us, including our financial condition, results of operations and cash flow;

●	The impact of the restatement of our financial statements and management’s recently identified material weakness in our internal control over financial reporting;

●	Real estate investments are relatively illiquid and may limit our flexibility;

●

Competition could limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities, which may adversely affect us, including our profitability, and impede our growth;

●	Competition may impede our ability to attract or retain tenants or re-lease space, which could adversely affect our results of operations and cash flow;

●	We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets;

●

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things;

●

Our continuing investors hold shares of our special voting stock that entitle them to vote together with holders of our common stock on an as-exchanged basis, based on their ownership of Class B LLC units in our predecessor entities, and are generally able to significantly influence the composition of our board of directors, our management and the conduct of our business;

●

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP Units and of LLC units in our predecessor entities, which may impede business decisions that could benefit our stockholders;

●	Our charter contains a provision that expressly permits our officers to compete with us;

●	We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

●	We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our common stock at expected levels;

●	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt;

●	Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock;

●	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments; and

●	REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

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

As of December 31, 2020, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,493 rentable units and approximately 1,746,000 square feet of residential rental GLA;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

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

See “Descriptions of Our Properties” in Item 2 for a detailed discussion of the Company’s properties.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2020, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 37.9% of the aggregate distributions from the LLC subsidiaries.

The Company’s revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 74% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2020, agencies of the City of New York leased approximately 17% of the total rentable square feet in our portfolio, representing approximately 23% of our total portfolio’s annualized rent.

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

In addition, we face competition from numerous developers, real estate companies and other owners and operators of real estate for buildings for acquisition and pursuing buyers for dispositions. We expect competition from other real estate investors, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others, that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Human Capital Resources

As of December 31, 2020, we had 156 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2022. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2022. The Local 32BJ Service Employees International Union commercial building contract is in effect through December 31, 2023. The Building Maintenance Employees Union, Local 486 contract is in effect through February 28, 2023.

Company Information

Our principal executive offices are located at 4611 12th Avenue, Brooklyn, New York 11219. Our current facilities are adequate for our present and future operations. Our telephone number is (718) 438-2804. Our website address is www.clipperrealty.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our electronic filings with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread have negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area; for example, the Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the pandemic, and certain of our commercial tenants have requested and received partial rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with our tenants on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures, including moratoriums on or suspensions of eviction proceedings, imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, if governmental restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents are re-imposed, such restrictions may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

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

Numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings. The rent stabilization regulations applicable to our multifamily residential properties set maximum rates for annual rent increases, entitle our tenants to receive required services from us and entitle our tenants to have their leases renewed. On June 14, 2019, the Housing Stability and Tenant Protection Act of 2019 was signed into law in New York State. The legislation affects rent-stabilized apartments in New York City. Provisions of the law make it extremely difficult for apartments to exit rent regulation, repeal vacancy decontrol and high-income deregulation, repeal vacancy and longevity bonuses, establish a preferential rent as the base rent at lease renewal, and reduce / limit rent increases associated with major capital improvements and individual apartment improvements. The new law took effect immediately, is permanent and reduces the Company’s ability to raise rents on its rent-stabilized units. The legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of our portfolio may be impaired and our stock price may decline.

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

All of our properties are located in New York City, with all of our current portfolio being in the boroughs of Manhattan and Brooklyn. As a result, our business is dependent on the condition of the economy in New York City and the views of potential tenants regarding living and working in New York City, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in New York City, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, terror attacks, increases in real estate and other taxes, increases in costs of complying with governmental regulations and/or increased regulation such as the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019. Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to meet our debt obligations and to make distributions to our stockholders.

We depend on a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2020, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 17% of the total rentable square feet in our portfolio and approximately 23% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In certain cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

As of December 31, 2020, our portfolio consisted of eight properties – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property, the Clover House property and the 1010 Pacific Street property, which accounted for 28.5%, 35.3%, 11.9%, 10.6%, 5.8%, 2.5%, 5.4% and 0.0%, respectively, of our portfolio’s total revenue for the year ended December 31, 2020. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2020, we had approximately 173,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 61% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2021 (including month-to-month leases). As of December 31, 2020, we had no vacant commercial space, and approximately 17,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or exercise early termination options or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

The actual rents we receive for the properties in our portfolio may be less than market rents, and we may experience a decline in realized rental rates, which could adversely affect our financial condition, results of operations and cash flow. Short-term leases with respect to our residential tenants expose us to the effects of declining market rents.

As a result of potential factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize market rents across the properties in our portfolio. In addition, depending on market rental rates at any given time as compared to expiring or terminating leases in our portfolio, from time to time rental rates for expiring or terminating leases may be higher than starting rental rates for new leases. A majority of our apartment leases are for a term of one year. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues for residential space in our properties are affected by declines in market rents more quickly than if those leases were for longer terms. If we are unable to obtain sufficient rental rates across our portfolio, then our ability to generate cash flow growth will be negatively affected.

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

If we engage in these activities, we will be subject to certain risks, which could adversely affect us, including our financial condition, cash flow and results of operations. These risks include, without limitation:

●	the availability and pricing of financing on favorable terms or at all;

●	the availability and timely receipt of zoning and other regulatory approvals;

●	the potential for the fluctuation of occupancy rates and rents at development and redeveloped properties, which may result in our investment not being profitable;

●	startup, development, repositioning and redevelopment costs may be higher than anticipated;

●	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages); and

●	changes in the pricing and availability of buyers and sellers of such properties.

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

In the event that there are adverse economic conditions in the real estate market and demand for commercial, retail and/or residential space decreases with respect to our current vacant space and as leases at our properties expire or terminate, we may be required to increase tenant improvement allowances or concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling (with respect to our commercial and retail space) and other improvements or provide additional services to our tenants, all of which could negatively affect our cash flow. If the necessary capital is unavailable, we may be unable to make these potentially significant capital expenditures. This could result in non-renewals by tenants upon expiration or early termination of their leases and our vacant space remaining untenanted, which could adversely affect our financial condition, results of operations, cash flow and the market value of our common stock.

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

●	delay lease commencements;

●	decline to extend or renew leases upon expiration or exercise rights of early termination;

●	fail to make rental payments when due; or

●	declare bankruptcy.

Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. In these events, we cannot assure you that such tenants will renew those leases or not exercise early termination options or that we will be able to re-lease spaces on economically advantageous terms or at all. For example, the City of New York has advised us that it may vacate the 250 Livingston Street property in 2025. The loss of rental revenues from our tenants and our inability to replace such tenants may adversely affect us, including our profitability, our ability to meet our debt and other financial obligations and our ability to make distributions to our stockholders.

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

We compete with numerous commercial developers, real estate companies and other owners and operators of real estate for properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties. Our markets are each generally characterized by high barriers-to-entry to construction and limited land on which to build new commercial, retail and residential space, which contribute to the competition we face to acquire existing properties and to develop new properties in these markets. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2020, we had no corporate debt and $1,089.7 million in property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

We may from time to time be subject to litigation that could have an adverse effect on our financial condition, results of operations, cash flow and the market value of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. Adverse developments in existing litigation claims or legal proceedings involving us or new claims could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors.

We recently identified a material weakness in our internal control over financial reporting related to the method for accounting for straight-line revenue in connection with multi-year leases with termination options. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may adversely affect the market price of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described under “Item 9A – Controls and Procedures,” we identified a control deficiency constituting a material weakness in our internal control over financial reporting related to an error identified in connection with the accounting for straight-line rent associated with the reassessment of a lease term. As a result of the material weakness identified in Item 9A, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the accounting for straight-line rent associated with the reassessment of the lease term. There can be no assurances that the remediation plan will be effective in addressing this control deficiency or preventing other control deficiencies in the future. Subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting and we could be required again to restate our financial results. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

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

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their Class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. As a result, our continuing investors are generally entitled to exercise 69.9% of the voting power in our Company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our Company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our Company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

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

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 69.9% of the voting power in our Company, including in connection with a merger or other acquisition of our Company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our Company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

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

As of December 31, 2020, we had $1,089.7 million of total indebtedness, all of which was property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018. The Tax Act made major changes to the Code, including changes that impact REITs and their shareholders, among others. In particular, the Act reduced the maximum corporate tax rate from 35% to 21%. By reducing the corporate tax rate, it is possible that the Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. However, the Act also made certain changes to the Code which are generally advantageous to REITs and their shareholders. For instance, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of “qualified REIT dividends”, which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. Another change made by the Tax Act that could affect us and our stockholders limits the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property). As of December 31, 2020, the Tax Act did not have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or our results of operations. Technical corrections or other amendments to the Tax Act or administrative guidance interpreting the Tax Act may be forthcoming at any time. Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor;

●	a transfer of a controlling interest in any of our properties that may obligate us to pay transfer tax based on the fair market value of the real property transferred;

●	the impact of the restatement of our financial statements and management’s recently identified material weakness in our internal control over financial reporting;

●	the need to establish litigation reserves, costs to defend litigation and unfavorable litigation settlements or judgments; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2020, our portfolio consisted of eight properties totaling approximately 3.3 million rentable square feet (plus an approximate 119,000 rentable square feet under development) and was approximately 95% leased (excluding square footage under development). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property and the 1010 Pacific Street property (currently under development).

The table below presents an overview of the Company’s portfolio as of December 31, 2020:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased		Annualized December 2020 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,528		390		89.3%		$21.4	$63.91
53 Park Place	Manhattan	1921	86,288		116		91.4%		$5.0	$65.46
Flatbush Gardens complex	Brooklyn	1950	1,746,477		2,493		94.7%		$41.9	$25.14
250 Livingston Street	Brooklyn	1920	26,819		36		94.4%		$1.2	$47.72
Aspen	Manhattan	2004	165,542		232		94.4%		$5.4	$34.64
10 West 65th Street	Manhattan	1939	75,678		82		98.8%		$3.3	$44.80
Clover House	Brooklyn	1959	102,131		158		98.7%		$4.8	$49.36
			2,599,463		3,507		94.0	%(2)	$83.0	$34.16	(2)

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1		100.0%		$10.3	$50.00
250 Livingston Street	Brooklyn	1920	342,496		1		100.0%		$14.9	$43.62
			548,580		2		100.0	%(2)	$25.2	$46.02	(2)

Retail
50 Murray Street (retail)	Manhattan		44,583		8		85.5%		$1.8	$46.16
50 Murray Street (parking)	Manhattan		24,200		1		100.0%		$1.2	$50.67
53 Park Place (retail)	Manhattan		8,600		1		—		—	—
141 Livingston Street (parking/other)	Brooklyn		14,853		1		100.0%		$0.4	$26.22
250 Livingston Street (retail)	Brooklyn		990		1		100.0%		$0.1	$120.95
250 Livingston Street (parking)	Brooklyn		—		—		—		$0.2	—
Aspen (retail)	Manhattan		21,060		4		92.4%		$0.8	$39.44
Aspen (parking)	Manhattan		—		—		—		—	—
			114,286		16		85.4	%(2)	$4.5	$46.22	(2)

Total			3,262,329		3,525		94.7	%(2)	$112.7	$35.11	(2)

Real Estate Under Development
1010 Pacific Street	Brooklyn		118,994	(3)	175	(3)

(1)	Represents annualized revenue based on December 2020 data.
(2)	Represents weighted average.
(3)	Land purchase made on November 8, 2019; square footage and number of units based on management’s development estimates.

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2021.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2021	—	—	—	—
2022	1	—	$51,500	0.2%
2023	3	35,039	1,915,205	6.5%
2024	—	—	—	—
2025	3	550,275	25,304,190	86.3%
2026	—	—	—	—
2027	3	42,068	1,615,814	5.5%
2028	1	—	55,200	0.2%
2029	—	—	—	—
2030	1	990	89,431	0.3%
Thereafter	2	11,198	303,283	1.0%
Total	14	639,570	$29,334,623	100.0%

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

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally-managed garage. Tenants include Equinox (a premium fitness club), Starbucks and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2020, is approximately five years (this does not include a twenty-year lease with 7-Eleven for which rent payments will begin in 2022).

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

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2020. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,493 studio, one-bedroom, two-bedroom, and three-bedroom apartments, and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the aggregate gross leasable area is 1,746,477 square feet.

Address	Block	Lot	Site Area (Sq. Ft.)	Net Leasable Area (Sq. Ft.)	No. of Units
3101 Foster Avenue	4964	47	60,000	120,276	168
1405 Brooklyn Avenue	5000	200	47,500	90,762	144
1402 Brooklyn Avenue	4981	50	161,655	293,898	420
1368 New York Avenue	4964	40	195,865	354,756	504
3505 Foster Avenue	4967	40	182,300	355,476	504
3202-24 Foster Avenue	4995	30	112,875	239,316	336
1401 New York Avenue	4981	1	138,745	291,993	417
Total			898,940	1,746,477	2,493

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

Property highlights include:

Building Type	•	Residential
Number of Units	•	2,493
Amenities	•	Park-like space between buildings
	•	Parking lots
Nearby Rapid Transit Access	•	MTA Subway 2, 5 trains

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $329.0 million as of December 31, 2020. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

141 Livingston Street

The 141 Livingston Street property is a 15-story office building with 206,084 commercial square feet, located on a 0.26-acre site in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a 10-year lease in December 2015; under the agreement, the annual rent increased by 25%, or $2.1 million, beginning at the end of December 2020. The property is located approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-stop access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance of Barclays Center and Atlantic Avenue. In addition, the property includes an adjacent lot at 22 Smith Street, currently used as a parking lot measuring approximately 5,000 square feet.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Amenities	•	Elevators
	•	Parking
Nearby Rapid Transit Access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

The 141 Livingston Street property is encumbered by a mortgage note to New York Community Bank with a balance of $74.2 million as of December 31, 2020. The note matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of approximately $374,000 thereafter based on a 30-year amortization schedule. We may prepay the debt in whole or in part, subject to a prepayment premium. On February 18, 2021, we refinanced this loan; see Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the refinancing.

250 Livingston Street

The 250 Livingston Street property is a 12-story mixed-use building, with office and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. The building currently contains 342,496 square feet of office space which is 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under a ten-year lease that expires in August 2030; however, the City holds one-time termination options at the end of the fifth year and the seventh year. The City of New York has advised us that it may vacate the 250 Livingston Street property in 2025. Additionally, the property includes 36 multifamily residential apartment units (26,819 square feet), which were developed by Clipper Equity from 2003 through 2013.

Property highlights include:

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Commercial Tenant	•	City of New York
Amenities	•	Elevators
Nearby Rapid Transit Access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2020. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

Aspen

In June 2016, the Company purchased the Aspen property located at 1955 1st Avenue in Manhattan for $103 million. The property fronts the west side of First Avenue on the full block between 100th and 101st Streets, and comprises 186,602 square feet, 232 residential rental units, four retail units and a parking garage. The residential units are subject to regulations established by the HDC under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. The residential units feature stainless steel appliances including a range, oven, refrigerator, microwave, and dishwasher. Property amenities include a courtyard, game room, fitness center, clubhouse, laundry facilities and onsite below-grade garage parking.

Property highlights include:

Location	•	1955 1st Avenue
Building Type	•	Residential
	•	Retail
Number of Units	•	232
Amenities	•	Courtyard, game room, fitness center
Nearby Rapid Transit Access	•	MTA Subway Q, 4, 5, 6 trains

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $65.5 million as of December 31, 2020. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

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

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2020. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $33.6 million as of December 31, 2020. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through November 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

In November 2019, the Company purchased the 1010 Pacific Street property in the Prospect Heights neighborhood of Brooklyn for $31 million. The Company intends to redevelop the property as a fully amenitized residential building with approximately 119,000 square feet of leasable area; the building is expected to have 175 total units, 70% of which will be leased at market rates and 30% of which will be designated as affordable housing. The construction process is estimated to take approximately two years.

The 1010 Pacific Street property is encumbered by a mortgage note to CIT Bank, N.A., entered into in connection with the acquisition of the property, with a balance of $18.6 million as of December 31, 2020. The property is also encumbered by a pre-development bridge loan with the same lender that will provide up to $3.0 million for 100% of eligible pre-development and carrying costs, of which approximately $1.8 million was drawn as of December 31, 2020. The notes mature on June 24, 2021, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of December 31, 2020). The Company has guaranteed this mortgage note and has complied with the financial covenants therein. The Company currently intends to refinance the notes with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

ITEM 3. LEGAL PROCEEDINGS

See Note 10, “Commitments and Contingencies” of our consolidated financial statements included in Item 15 for a discussion of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the ticker symbol “CLPR”. The stock began trading on February 10, 2017.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from February 10, 2017 (the date our common stock began trading on the NYSE) through December 31, 2020, as well as the corresponding returns on an overall stock market index (S&P SmallCap 600) and a peer group index (MSCI US REIT Index). Historical total stockholder return is not necessarily indicative of future results.

Holders

As of February 19, 2021, there were 2,257 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Program (in thousands)
Common stock
October 1, 2020 – October 31, 2020	—	$—	—	$9,729
November 1, 2020 – November 30, 2020	1,705,586	5.70	1,705,586	—
December 1, 2020 – December 31, 2020	—	—	—	—
Total common stock	1,705,586	$5.70	1,705,586

(1)	Share repurchases were made pursuant to a stock repurchase program announced on August 10, 2020, under which the Company could repurchase up to $10 million of its common stock; the program did not have an expiration date. In November 2020, the Company repurchased approximately 1.67 million shares of common stock from Indaba Capital Management, L.P., pursuant to a privately negotiated transaction; the remaining share repurchases during November 2020 were made pursuant to open market purchases under Rule 10b-18. The Company completed the stock repurchase program in November 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following tables show selected consolidated financial data for the Company for the periods indicated. You should read the selected financial data in conjunction with the more detailed information contained in the audited financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	Year ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Operations
Revenues
Residential rental income	$90,543	$87,386	$81,117	$74,859	$68,414
Commercial rental income	32,307	28,779	28,880	29,093	24,591
Total revenues	122,850	116,165	109,997	103,952	93,005
Operating Expenses
Property operating expenses	29,902	28,887	27,267	27,029	25,442
Real estate taxes and insurance	28,286	24,966	22,293	20,685	17,740
General and administrative	9,728	9,167	9,873	9,944	8,405
Acquisition and organization costs	—	—	101	69	326
Depreciation and amortization	23,630	19,649	18,005	16,721	15,295
Total operating expenses	91,546	82,669	77,539	74,448	67,208
Gain on termination of lease	838	—	—	—	—
Income from operations	32,142	33,496	32,458	29,504	25,797
Interest expense, net	(40,228)	(35,187)	(32,781)	(35,505)	(38,136)
Loss on modification/extinguishment of debt	(4,228)	(2,432)	(8,872)	—	—
Gain on involuntary conversion	85	—	194	—	—
Net loss	$(12,229)	$(4,123)	$(9,001)	$(6,001)	$(12,339)
Net loss attributable to non-controlling interests	7,323	2,458	5,368	3,644	8,604
Dividends attributable to preferred shares	—	—	—	(8)	(19)
Net loss attributable to common stockholders	$(4,906)	$(1,665)	$(3,633)	$(2,365)	$(3,754)
Basic and diluted net loss per share	$(0.31)	$(0.11)	$(0.22)	$(0.15)	$(0.34)
Cash dividends per share	$0.38	$0.38	$0.38	$0.37	$0.26
Weighted average common shares / OP units:
Common shares outstanding	17,629	17,814	17,813	17,021	11,423
OP units outstanding	26,317	26,317	26,317	26,317	26,317
Diluted shares outstanding	43,946	44,131	44,130	43,338	37,740
Cash Flow Data
Operating activities	$15,990	$23,772	$22,362	$13,065	$10,118
Investing activities	(31,714)	(74,903)	(39,295)	(187,656)	(121,285)
Financing activities	47,824	62,199	41,127	147,609	24,150
Non-GAAP Financial Measures(1)
FFO	$11,401	$15,526	$9,004	$10,720	$2,956
AFFO	16,844	22,041	19,818	16,682	9,998
Adjusted EBITDA	56,374	56,134	52,091	49,554	43,743
Net Operating Income (NOI)	63,573	62,825	60,024	56,388	49,625

(1)

In this Annual Report on Form 10-K, we disclose and discuss FFO, AFFO, Adjusted EBITDA and NOI, all of which meet the definition of “non-GAAP financial measures” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. For further discussion about our use of FFO, AFFO, Adjusted EBITDA and NOI as non-GAAP financial measures, and a reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

	(in thousands)
	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data
Investment in real estate, net	$1,090,498	$1,080,533	$1,025,737	$996,892	$823,077
Cash and cash equivalents	72,058	42,500	37,028	7,940	37,547
Restricted cash	16,974	14,432	8,836	13,730	11,105
Total assets	1,207,866	1,166,207	1,101,008	1,052,085	905,208
Notes payable, net of unamortized debt costs	1,079,458	997,903	913,564	843,946	754,459
Total liabilities	1,103,752	1,024,424	939,523	866,494	778,992
Stockholders’ equity	39,462	57,234	65,182	74,912	38,201
Total equity	104,114	141,783	161,485	185,591	126,216
Property-Related Data (unaudited)
Residential property rentable square feet
Flatbush Gardens	1,746	1,749	1,749	1,735	1,735
% leased	94.7%	97.6%	98.4%	97.1%	96.9%
Tribeca House	483	483	483	482	481
% leased	89.7%	98.2%	95.5%	91.1%	90.2%
250 Livingston Street	27	27	27	27	27
% leased	94.4%	100.0%	94.4%	94.4%	87.6%
Aspen	166	166	166	166	166
% leased	94.4%	98.7%	99.6%	96.1%	98.7%
10 West 65th Street	76	76	76	75	—
% leased	98.8%	98.8%	86.6%	87.8%	—
Clover House	102	102	—	—	—
% leased	98.7%	94.3%	—	—	—
Commercial and retail property rentable square feet 141 Livingston Street (remeasured)	216	216	216	216	216
% leased	100%	100%	100%	100%	100%
250 Livingston Street (remeasured)	342	342	353	353	353
% leased	100%	100%	100%	100%	100%
Tribeca House	77	77	77	77	77
% leased	81%	100%	100%	100%	100%
Aspen	21	21	21	21	21
% leased	92%	82%	100%	100%	100%

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

The Company was incorporated on July 7, 2015. On August 3, 2015, we closed a private offering of shares ‐of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2020, the Company owns:

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

On February 18, 2021, the Company refinanced the existing 141 Livingston Street loan with a $100 million, ten-year secured first mortgage note with Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 37.9% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 10 West 65th Street property and the 1010 Pacific Street property.

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic; several of our other properties experienced smaller declines in leased occupancy as well. Certain of our commercial tenants have requested rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels and rental rates across our portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the fourth quarter of 2020 was 95.2%; for full-year 2020, our rent collection rate was 96.0%. At December 31, 2020, our properties were 95% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Stock Repurchase Program

In August 2020, the Company’s board of directors (the “Board”) adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company was permitted to repurchase its common stock at any time, or from time to time. The Company anticipated funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permitted shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases was to be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program was permitted to be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors could also affect the timing and amount of share repurchases. The repurchase program did not obligate the Company to repurchase any particular number of shares. On November 24, 2020, the Company completed the stock repurchase program. During the year ended December 31, 2020, the Company repurchased 1,751,444 shares of common stock under the repurchase program for a total purchase price of approximately $10.0 million.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants.

Trends

During 2020, several of the Company’s residential properties experienced declines in demand and rental rates as a result of the COVID-19 pandemic, as certain renters opted to live outside urban centers and remote working increased. At the Tribeca House property, average residential rent per square foot at December 31, 2020, was $64.20, down from $70.52 at December 31, 2019, and $69.58 at December 31, 2018. At the Aspen property, average residential rent per square foot at December 31, 2020, was $34.64, down from $36.60 at December 31, 2019, and $36.26 at December 31, 2018. At the Clover House property, average residential rent per square foot at December 31, 2020, was $49.36, down from $69.09 at December 31, 2019. Although urban office markets have also generally been negatively impacted as a result of the COVID-19 pandemic, with an increase in remote working leading to less demand for office space, the Company’s office properties have not been adversely affected from a rent perspective given its long-term leases with the City of New York. At the 141 Livingston Street property, the City’s annual rent on its lease, which expires at the end of 2025, increased by 25% beginning at the end of December 2020. At the nearby 250 Livingston Street property, the City’s lease, which commenced in August 2020, resulted in an initial 57% increase in blended rent per square foot and a 16% increase in rentable square feet through a remeasurement. Separately, as a result of the COVID-19 pandemic, certain of our smaller commercial tenants have requested and received partial rent deferrals, and certain of our other smaller commercial tenants declined to renew or terminated their leases.

Throughout 2020, 2019 and 2018, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2020, was approximately 3.8% per annum. Interest rates continue to be at relatively low levels versus historical norms.

Factors that May Influence Future Results of Operations

We derive approximately 74% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe that we have expertise in operating, renovating and repositioning our properties. As we grow, we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses over time.

A majority of the leases at our apartment communities are for approximately one-year terms, which, in a rising market, generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason and, in a falling market, may require us to receive decreased rents upon renewal of existing leases or commencement of new leases. Our ability to seek increased rents at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property upon lease renewal; effective October 1, 2020, such increases are 0% for a one-year lease and, for a two-year lease, 0% for the first year of the lease and 1% for the second year of the lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property on new leases. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property and a portion of our 10 West 65th Street property.

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

Results of Operations

Our focus throughout the years ended December 31, 2020, 2019 and 2018, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison (Clover House was under renovation during the first three quarters of 2019).

Income Statement for the Years Ended December 31, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Less: Clover House	2019 excluding Clover House	Increase (decrease)%
Revenues
Residential rental income	$90,543	$6,581	$83,962	$87,386	$1,759	$85,627	$(1,665)	(1.9)%
Commercial rental income	32,307	17	32,290	28,779	2	28,777	3,513	12.2%
Total revenues	122,850	6,598	116,252	116,165	1,761	114,404	1,848	1.6%
Operating Expenses
Property operating expenses	29,902	1,319	28,583	28,887	673	28,214	369	1.3%
Real estate taxes and insurance	28,286	1,515	26,771	24,966	442	24,524	2,247	9.2%
General and administrative	9,728	561	9,167	9,167	221	8,946	221	2.5%
Depreciation and amortization	23,630	2,334	21,296	19,649	775	18,874	2,422	12.8%
Total operating expenses	91,546	5,729	85,817	82,669	2,111	80,558	5,259	6.5%
Gain on termination of lease	838	—	838	—	—	—	838	NM
Income from operations	32,142	869	31,273	33,496	(350)	33,846	(2,573)	(7.6)%
Interest expense, net	(40,228)	(3,019)	(37,209)	(35,187)	(1,056)	(34,131)	3,078	9.0%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(2,432)	(661)	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	—	—	85	NM
Net loss	$(12,229)	$(2,150)	$(10,079)	$(4,123)	$(2,067)	$(2,056)	$(8,023)	390.2%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income, excluding Clover House, decreased from $85,627 for the year ended December 31, 2019, to $83,962 for the year ended December 31, 2020, primarily due to decreases in rental rates and leased occupancy at Tribeca House as a result of the COVID-19 pandemic, partially offset by increases in rental rates at Flatbush Gardens and the completion of renovations and the lease of apartments at the 10 West 65th Street property during 2019. Base rent per square foot decreased at the Tribeca House property from $70.52 (98.2% leased occupancy) at December 31, 2019, to $64.20 (89.7% leased occupancy) at December 31, 2020. Base rent per square foot increased at the Flatbush Gardens property from $24.61 at December 31, 2019, to $25.14 at December 31, 2020.

Commercial rental income, excluding Clover House, increased from $28,777 for the year ended December 31, 2019, to $32,290 for the year ended December 31, 2020, primarily due to the commencement of a new lease at the 250 Livingston Street property and an increase in straight-line rent at the 141 Livingston Street property, partially offset by the termination of certain leases at the Tribeca House property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses, excluding Clover House, were essentially flat for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Real estate taxes and insurance. Real estate taxes and insurance expenses, excluding Clover House, increased from $24,524 for the year ended December 31, 2019, to $26,771 for the year ended December 31, 2020, primarily due to increased real estate taxes and insurance expense across the portfolio.

General and administrative.   General and administrative expenses, excluding Clover House, increased from $8,946 for the year ended December 31, 2019, to $9,167 for the year ended December 31, 2020, primarily due to increases in payroll and non-cash LTIP amortization expense, partially offset by a decrease in legal expenses.

Depreciation and amortization.   Depreciation and amortization expense, excluding Clover House, increased from $18,874 for the year ended December 31, 2019, to $21,296 for the year ended December 31, 2020, due to additions to real estate across the portfolio, partially offset by reduced intangibles amortization at the 250 Livingston Street property.

Gain on termination of lease.   Gain on termination of lease represents the write-off of unamortized assets and liabilities in relation to the termination of a lease at the Tribeca House property.

Interest expense, net.   Interest expense, net, excluding Clover House, increased from $34,131 for the year ended December 31, 2019, to $37,209 for the year ended December 31, 2020. The increase primarily resulted from the refinancing of the 250 Livingston Street property in May 2019, the refinancing of the Flatbush Gardens property in May 2020 and a decrease in interest expense capitalization in connection with property development. Interest expense, excluding Clover House, included amortization of loan costs of $1,083 and $1,472 for the years ended December 31, 2020 and 2019, respectively.

Loss on modification/extinguishment of debt.   Loss on modification/extinguishment of debt for the year ended December 31, 2020, related to the refinancing of the Flatbush Gardens loan in May 2020; the amount included charges for early modification of debt and the write-off of unamortized debt costs. Loss on modification/extinguishment of debt, excluding Clover House, for the year ended December 31, 2019, related to the refinancing of the 250 Livingston Street loan in May 2019; the amount included the write-off of unamortized debt costs.

Gain on involuntary conversion.   Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by two units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss, excluding Clover House, increased from $2,056 for the year ended December 31, 2019, to $10,079 for the year ended December 31, 2020.

For comparison of the year ended December 31, 2019, to the year ended December 31, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $1,079.5 million of indebtedness (net of unamortized issuance costs) secured by our properties, $72.1 million of cash and cash equivalents, and $17.0 million of restricted cash. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2020
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	6/1/2028	3.875%	74,241
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	65,485
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	3.375%	33,619
1010 Pacific Street, Brooklyn, NY	6/24/2021	LIBOR + 3.60%	20,375
			$1,089,720

Flatbush Gardens

There is $329.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2020, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2020, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

141 Livingston Street

There is $74.2 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2020, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2028, and bears interest at 3.875%. The note required interest-only payments through June 2017, and monthly principal and interest payments of approximately $374,000 thereafter based on a 30-year amortization schedule. We may prepay the debt in whole or in part, subject to a prepayment premium.

On February 18, 2021, the Company refinanced the above 141 Livingston Street loan with a $100.0 million, ten-year secured first mortgage note with Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

Tribeca House

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2020, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $65.5 million in mortgage debt secured by Aspen, as of December 31, 2020, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82.0 million in mortgage debt secured by Clover House as of December 31, 2020, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

There is $33.6 million in mortgage debt secured by 10 West 65th Street as of December 31, 2020, in the form of a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through November 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

There is $18.6 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2020, in the form of a mortgage note to CIT Bank, N.A., entered into in connection with the acquisition of the property. There is also a pre-development bridge loan secured by the property with the same lender that will provide up to $3.0 million for 100% of eligible pre-development and carrying costs, of which approximately $1.8 million was drawn as of December 31, 2020.  The notes mature on June 24, 2021, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of December 31, 2020). The Company has guaranteed this mortgage note and has complied with the financial covenants therein. The Company currently intends to refinance the notes with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that they are not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company is not in default on any of its loan agreements.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2020:

	(in thousands)
	Principal	Interest	Total
2021	$24,150	$40,864	$65,014
2022	3,918	40,245	44,163
2023	4,066	40,097	44,163
2024	4,214	39,962	44,176
2025	4,380	39,783	44,163
Thereafter	1,048,992	188,772	1,237,764
Total	$1,089,720	$389,723	$1,479,443

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the years ended December 31, 2020, 2019 and 2018, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.2 million, $17.1 million and $17.0 million, respectively.

Cash Flows for the Years ended December 31, 2020 and 2019 (in thousands)

	Year Ended December 31,
	2020	2019
Operating activities	$15,990	$23,772
Investing activities	(31,714)	(74,903)
Financing activities	47,824	62,199

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019, are as follows:

Net cash provided by operating activities was $15,990 for the year ended December 31, 2020, compared to $23,772 for the year ended December 31, 2019. The decrease during the 2020 period reflected a decrease of approximately $5,291 of cash generated by operating assets and liabilities (including increases in tenant and other receivables), plus a decrease of approximately $2,491 of cash flow from operating results.

Net cash used in investing activities was $31,714 for the year ended December 31, 2020, compared to $74,903 for the year ended December 31, 2019. We spent approximately $31,811 and $43,774 on capital projects for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we received approximately $111 of insurance proceeds from the disposal of assets damaged in a fire at a property and funded $14 for the purchase of an interest rate cap. For the year ended December 31, 2019, we funded approximately $31,129 for the acquisition of the 1010 Pacific Street property.

Net cash provided by financing activities was $47,824 for the year ended December 31, 2020, compared to $62,199 for the year ended December 31, 2019. Cash was primarily provided in the year ended December 31, 2020, by proceeds from a new loan on the Flatbush Gardens property ($329,000), partially offset by repayment of the existing loan on the Flatbush Gardens property ($246,000), loan issuance and extinguishment costs ($5,219) and funds used to repurchase common stock ($10,002); and in the year ended December 31, 2019, by proceeds from new loans on the 250 Livingston Street, Clover House and 1010 Pacific street properties ($226,457) offset by repayment of existing loans on the 250 Livingston Street and Clover House properties ($139,731) and loan issuance and extinguishment costs ($4,531). The Company paid distributions of $17,243 and $17,089 in the years ended December 31, 2020 and 2019, respectively.

For comparison of the year ended December 31, 2019, to the year ended December 31, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation and valuation adjustments from net income. We consider FFO useful in evaluating potential property acquisitions and measuring operating performance. We further consider AFFO useful in determining funds available for payment of distributions. Neither FFO nor AFFO represent net income (loss) or cash flows from operations computed in accordance with GAAP. You should not consider FFO and AFFO to be alternatives to net income (loss) as reliable measures of our operating performance; nor should you consider FFO and AFFO to be alternatives to cash flows from operating, investing or financing activities (computed in accordance with GAAP) as measures of liquidity.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2020	2019	2018
FFO
Net loss	$(12,229)	$(4,123)	$(9,001)
Real estate depreciation and amortization	23,630	19,649	18,005
FFO	$11,401	$15,526	$9,004

AFFO
FFO	$11,401	$15,526	$9,004
Amortization of real estate tax intangible	481	482	475
Amortization of above- and below-market leases	(390)	(1,180)	(1,917)
Straight-line rent adjustments	(1,180)	1,211	1,029
Amortization of debt origination costs	1,212	1,687	1,289
Interest rate cap mark-to-market adjustments	—	—	(208)
Amortization of LTIP awards	1,805	1,510	1,940
Acquisition and other	—	—	101
Loss on modification/extinguishment of debt	4,228	2,432	8,872
Gain on involuntary conversion	(85)	—	(194)
Gain on termination of lease	(838)	—	—
Non-recurring litigation-related expenses	724	966	—
Recurring capital spending	(514)	(593)	(573)
AFFO	$16,844	$22,041	$19,818

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2020	2019	2018
Adjusted EBITDA
Net loss	$(12,229)	$(4,123)	$(9,001)
Real estate depreciation and amortization	23,630	19,649	18,005
Amortization of real estate tax intangible	481	482	475
Amortization of above- and below-market leases	(390)	(1,180)	(1,917)
Straight-line rent adjustments	(1,180)	1,211	1,029
Amortization of LTIP awards	1,805	1,510	1,940
Interest expense, net	40,228	35,187	32,781
Acquisition and other	—	—	101
Loss on modification/extinguishment of debt	4,228	2,432	8,872
Gain on involuntary conversion	(85)	—	(194)
Gain on termination of lease	(838)	—	—
Non-recurring litigation-related expenses	724	966	—
Adjusted EBITDA	$56,374	$56,134	$52,091

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2020	2019	2018
NOI
Income from operations	$32,142	$33,496	$32,458
Real estate depreciation and amortization	23,630	19,649	18,005
General and administrative expenses	9,728	9,167	9,873
Acquisition and other	—	—	101
Amortization of real estate tax intangible	481	482	475
Amortization of above- and below-market leases	(390)	(1,180)	(1,917)
Straight-line rent adjustments	(1,180)	1,211	1,029
Gain on termination of lease	(838)	—	—
NOI	$63,573	$62,825	$60,024

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements included in Item 15 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $410.0 million of Tribeca House debt outstanding (prior to the Tribeca House debt refinancing on February 21, 2018), the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $20.4 million of 1010 Pacific Street debt outstanding as of December 31, 2020, that would provide interest rate protection if one-month LIBOR exceeds 2.0% for the Tribeca House loans, 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans. On April 27, 2018, we terminated the Tribeca House interest rate cap.

A one percent change in interest rates on our $20.4 million of variable rate debt as of December 31, 2020, would impact annual net income by approximately $0.2 million.

The fair value of the Company’s notes payable was approximately $1,204.2 million and $1,058.1 million as of December 31, 2020 and 2019, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in Internal Control

Other than the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last quarter covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, as a result of the material weakness in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, our management identified a material weakness in our internal control over financial reporting related to an error identified in connection with the accounting for straight-line rent associated with the reassessment of a lease term. Management identified the following deficiency in our processes and procedures that constitute a material weakness in our internal control over financial reporting: the misapplication of guidance in connection with accounting for a modification of an existing commercial lease. Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of the Company.

Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for straight-line rent associated with the reassessment of the lease term. We believe these measures will remediate the material weakness noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weakness has been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weakness has not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

In June 2020, the stockholders of the Company approved (i) an amendment to the 2015 Omnibus Incentive Compensation Plan (the “2015 Omnibus Plan”), which increased the number of shares of common stock reserved for issuance under the 2015 Omnibus Plan from 1,000,000 to 2,000,000; and (ii) an amendment to the 2015 Non-Employee Director Plan (the “2015 Director Plan”), which increased the number of shares of common stock reserved for issuance under the 2015 Director Plan from 350,000 to 700,000.

We have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan, as amended, and 2015 Director Plan, as amended.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	1,054,539	—	945,461
2015 Director Plan	357,747	—	342,253

Equity compensation plans not approved by security holders	—	—	—
Total	1,412,286	—	1,287,714

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

2)	Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K

3)	Exhibits: See the Exhibit Index

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement

3.2*	Bylaws

3.3*	Articles Supplementary

4.1**	Description of Securities

10.1*	Amended and Restated Limited Liability Company Agreement of Berkshire Equity LLC

10.2*	Amended and Restated Limited Liability Company Agreement of 50/53 JV LLC

10.3*	Second Amended and Restated Limited Liability Company Agreement of Renaissance Equity Holdings LLC

10.4*	Amended and Restated Limited Liability Company Agreement of Gunki Holdings LLC

10.5*	Registration Rights Agreement, made and entered into as of August 3, 2015, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.6*	Registration Rights Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and each of the Holders from time to time party thereto.

10.7†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and David Bistricer

10.8†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Lawrence Kreider

10.9†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and Jacob Schwimmer

10.10†*	Employment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc. and JJ Bistricer

10.11†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.12†*	Clipper Realty Inc. 2015 Non-Employee Director Plan

10.13†*	Clipper Realty Inc. 2015 Executive Incentive Compensation Plan

10.14†*	Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan Restricted LTIP Unit Agreement

10.15†*	Clipper Realty Inc. 2015 Non-Employee Director Plan Restricted LTIP Unit Agreement

10.16*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Renaissance Equity Holdings LLC

10.17*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Berkshire Equity LLC

10.18*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Gunki Holdings LLC

10.19*	Investment Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and 50/53 JV LLC

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

10.43*	Amendment No. 1 to Registration Rights Agreement, made and entered into as of July 7, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.44*	Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 27, 2016, by and between Aspen 2016 LLC and Capital One Multifamily Finance, LLC

10.45*	Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement, made as of May 11, 2016, between 141 Livingston Owner LLC and New York Community Bank

10.46*	Guaranty of Recourse Obligations, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.47*	Guaranty, dated as of May 11, 2016, made by Clipper Realty Inc. to and in favor of New York Community Bank

10.48*	First Mezzanine Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Mezz LLC, 50 Murray Mezz Funding LLC

10.49*	Loan Agreement, made and entered into as of November 9, 2016, by and among 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch, as Lender and as Agent thereto

10.50*	Amendment No. 2 to Registration Rights Agreement, made and entered into as of November 3, 2016, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.51*	Lease Renewal and Amendment Agreement, made and entered into as of December 15, 2016, by and between 250 Livingston Owner, LLC and the City of New York

10.52*	Limited Partnership Agreement of Clipper Realty L.P., dated as of August 3, 2015

10.53*	Amendment No. 3 to Registration Rights Agreement, made and entered into February 2, 2017, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.54***	Loan Agreement, dated February 21, 2018, between 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch

10.55***	First Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz One LLC and Deutsche Bank AG, New York Branch

10.56***	Second Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz Two LLC and Deutsche Bank AG, New York Branch

10.57***

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

10.58****	Loan Agreement, dated May 31, 2019, between 250 Livingston Owner LLC and Citi Real Estate Funding Inc.

10.59†*****	Employment Agreement, dated April 7, 2020, between Clipper Realty Inc. and Michael Frenz

10.60*****

Amended and Restated Mortgage Note, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

10.61*****

Mortgage, Assignment of Leases and Rents and Security Agreement, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

10.62†******	First Amendment to the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.63†*******	First Amendment to the Clipper Realty Inc. 2015 Non-Employee Director Plan

21.1********	List of subsidiaries

23.1********	Consent of BDO USA, LLP

24.1	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

March 16, 2021	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 16, 2021
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael C. Frenz	Chief Financial Officer	March 16, 2021
Michael C. Frenz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 16, 2021
Sam Levinson

/s/ Howard M. Lorber	Director	March 16, 2021
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 16, 2021
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 16, 2021
Roberto A. Verrone

/s/ Richard Burger	Director	March 16, 2021
Richard Burger

/s/ Harmon Spolan	Director	March 16, 2021
Harmon Spolan

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 16, 2021

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	630,662	602,547
Tenant improvements	3,121	3,051
Furniture, fixtures and equipment	12,217	11,707
Real estate under development	36,118	31,787
Total investment in real estate	1,222,977	1,189,951
Accumulated depreciation	(132,479)	(109,418)
Investment in real estate, net	1,090,498	1,080,533
Cash and cash equivalents	72,058	42,500
Restricted cash	16,974	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $5,993 and $3,361, respectively	7,002	4,187
Deferred rent	2,454	1,274
Deferred costs and intangible assets, net	7,720	8,782
Prepaid expenses and other assets	11,160	14,499
TOTAL ASSETS	$1,207,866	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,262 and $11,528, respectively	$1,079,458	$997,903
Accounts payable and accrued liabilities	11,725	13,029
Security deposits	6,983	7,570
Below-market leases, net	157	1,625
Other liabilities	5,429	4,297
TOTAL LIABILITIES	1,103,752	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 17,814,672 shares issued and outstanding, respectively	160	178
Additional paid-in-capital	87,347	93,431
Accumulated deficit	(48,045)	(36,375)
Total stockholders’ equity	39,462	57,234
Non-controlling interests	64,652	84,549
TOTAL EQUITY	104,114	141,783
TOTAL LIABILITIES AND EQUITY	$1,207,866	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Residential rental income	$90,543	$87,386	$81,117
Commercial rental income	32,307	28,779	28,880
TOTAL REVENUES	122,850	116,165	109,997

OPERATING EXPENSES
Property operating expenses	29,902	28,887	27,267
Real estate taxes and insurance	28,286	24,966	22,293
General and administrative	9,728	9,167	9,873
Acquisition and other	—	—	101
Depreciation and amortization	23,630	19,649	18,005
TOTAL OPERATING EXPENSES	91,546	82,669	77,539

Gain on termination of lease	838	—	—

INCOME FROM OPERATIONS	32,142	33,496	32,458

Interest expense, net	(40,228)	(35,187)	(32,781)
Loss on modification/extinguishment of debt	(4,228)	(2,432)	(8,872)
Gain on involuntary conversion	85	—	194

Net loss	(12,229)	(4,123)	(9,001)

Net loss attributable to non-controlling interests	7,323	2,458	5,368
Net loss attributable to common stockholders	$(4,906)	$(1,665)	$(3,633)
Basic and diluted net loss per share	$(0.31)	$(0.11)	$(0.22)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2017	17,812,755	$178	$92,273	$(17,539)	$74,912	$110,679	$185,591

Issuance of common stock	—	—	(7)	—	(7)	—	(7)
Amortization of LTIP grants	—	—	—	—	—	1,940	1,940
Dividends and distributions	—	—	—	(6,769)	(6,769)	(10,269)	(17,038)
Net loss	—	—	—	(3,633)	(3,633)	(5,368)	(9,001)
Reallocation of non-controlling interests	—	—	679	—	679	(679)	—
Balance December 31, 2018	17,812,755	178	92,945	(27,941)	65,182	96,303	161,485

Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	1,510	1,510
Dividends and distributions	—	—	—	(6,769)	(6,769)	(10,320)	(17,089)
Net loss	—	—	—	(1,665)	(1,665)	(2,458)	(4,123)
Reallocation of non-controlling interests	—	—	486	—	486	(486)	—
Balance December 31, 2019	17,814,672	178	93,431	(36,375)	57,234	84,549	141,783

Repurchase of common stock	(1,751,444)	(18)	(9,984)	—	(10,002)	—	(10,002)
Amortization of LTIP grants	—	—	—	—	—	1,805	1,805
Dividends and distributions	—	—	—	(6,764)	(6,764)	(10,479)	(17,243)
Net loss	—	—	—	(4,906)	(4,906)	(7,323)	(12,229)
Reallocation of non-controlling interests	—	—	3,900	—	3,900	(3,900)	—
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,229)	$(4,123)	$(9,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,148	18,956	16,765
Amortization of deferred financing costs	1,212	1,687	1,289
Amortization of deferred costs and intangible assets	963	1,175	1,715
Amortization of above- and below-market leases	(390)	(1,180)	(1,917)
Loss on modification/extinguishment of debt	4,228	2,432	8,872
Gain on involuntary conversion	(85)	—	(194)
Gain on termination of lease	(838)	—	—
Deferred rent	(1,180)	1,211	1,029
Stock-based compensation	1,805	1,510	1,940
Change in fair value of interest rate caps	—	—	(208)
Bad debt expense	2,543	—	—
Changes in operating assets and liabilities:
Tenant and other receivables	(5,358)	(607)	2,989
Prepaid expenses, other assets and deferred costs	3,228	(1,256)	(2,010)
Accounts payable and accrued liabilities	(1,602)	2,586	(515)
Security deposits	(587)	933	589
Other liabilities	1,132	448	1,019
Net cash provided by operating activities	15,990	23,772	22,362

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(31,811)	(43,774)	(39,877)
Insurance proceeds from involuntary conversion	111	—	226
Sale and purchase of interest rate caps, net	(14)	—	356
Cash paid in connection with acquisition of real estate	—	(31,129)	—
Net cash used in investing activities	(31,714)	(74,903)	(39,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and costs from sale of common stock	—	—	(7)
Repurchase of common stock	(10,002)	—	—
Payments of mortgage notes	(249,630)	(142,638)	(615,167)
Proceeds from mortgage notes	329,919	226,457	685,664
Dividends and distributions	(17,243)	(17,089)	(17,038)
Loan issuance and extinguishment costs	(5,220)	(4,531)	(12,325)
Net cash provided by financing activities	47,824	62,199	41,127

Net increase in cash and cash equivalents and restricted cash	32,100	11,068	24,194
Cash and cash equivalents and restricted cash – beginning of period	56,932	45,864	21,670
Cash and cash equivalents and restricted cash – end of period	$89,032	$56,932	$45,864

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028	$7,940
Restricted cash	14,432	8,836	13,730
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864	$21,670

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$72,058	$42,500	$37,028
Restricted cash	16,974	14,432	8,836
Total cash and cash equivalents and restricted cash – end of period	$89,032	$56,932	$45,864

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,456, $5,687 and $5,531 in 2020, 2019 and 2018, respectively	$39,592	$33,956	$31,055
Non-cash interest capitalized to real estate under development	1,060	956	1,295
Additions to investment in real estate included in accounts payable and accrued liabilities	4,189	3,891	5,998

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

As of December 31, 2020, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,493 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

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

Square footage, leased occupancy percentage and rentable unit disclosures in the consolidated financial statements are unaudited.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the years ended December 31, 2020 and 2019, the Company incurred $0.5 million and $0.3 million, respectively, of such expenses, which are recorded as part of general and administrative in the Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

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

At December 31, 2020, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Issuance/Repurchase of Common Stock

On April 9, 2019, the Company issued 1,917 primary shares of its common stock to one of its directors, in connection with the conversion of vested long-term incentive plan (“LTIP”) units on a one-for-one basis. The Company did not receive any proceeds from the issuance.

In August 2020, the Company’s board of directors (the “Board”) adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company was permitted to repurchase its common stock at any time, or from time to time. The Company anticipated funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permitted shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases was to be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program was permitted to be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors could also affect the timing and amount of share repurchases. The repurchase program did not obligate the Company to repurchase any particular number of shares. On November 24, 2020, the Company completed the stock repurchase program. During the year ended December 31, 2020, the Company repurchased 1,751,444 shares of common stock under the repurchase program for a total purchase price of approximately $10.0 million.

3. Significant Accounting Policies

Segments

At December 31, 2020, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2020.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2020, 2019 and 2018, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation.” As such, all equity-based awards are reflected as compensation expense in the Company’s consolidated statements of operations over their vesting period based on the fair value at the date of grant. In the event of a forfeiture, the previously recognized expense would be reversed.

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2020, 2019 and 2018.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2017	621,482	$12.93
Granted	71,112	$9.00
Vested	(509,818)	$13.11
Forfeited	—	—
Unvested at December 31, 2018	182,776	$10.89
Granted	158,534	$13.33
Vested	(124,772)	$11.82
Forfeited	—	—
Unvested at December 31, 2019	216,538	$12.15
Granted	529,304	$5.25
Vested	(79,766)	$7.50
Forfeited	—	—
Unvested at December 31, 2020	666,076	$7.22

As of December 31, 2020 and 2019, there was $2.4 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2020, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.

In April 2020, the Company granted employees and non-employee directors 308,935 and 141,688 LTIP units, respectively, with a weighted-average grant date fair value of $4.75 per unit. In June 2020, the Company granted employees and a non-employee director 56,181 and 22,500 LTIP units, respectively, with a weighted-average grant date fair value of $8.10 per unit. In March 2019, the Company granted non-employee directors 45,039 LTIP units with a weighted-average grant date fair value of $13.35 per unit.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. While we do not expect these provisions to have a material impact on the Company’s taxable income or tax liabilities, we continue to analyze the provisions of the CARES Act and related guidance as it is published.

In accordance with FASB ASC Topic 740, the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on its financial position or results of operations. The prior three years’ income tax returns are subject to review by the Internal Revenue Service.

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2020	2019	2018

Ordinary income	—	—	—
Capital gain	—	—	—
Return of capital	100%	100%	100%
Total	100%	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2020, the Company has no derivatives for which it applies hedge accounting.

L

oss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2020, 2019 and 2018, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2020, 2019 or 2018.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(4,906)	$(1,665)	$(3,633)
Less: income attributable to participating securities	(478)	(319)	(269)
Subtotal	(5,384)	(1,984)	(3,902)
Denominator
Weighted-average common shares outstanding	17,629	17,814	17,813

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.11)	$(0.22)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the year ended December 31, 2020; therefore, this guidance did not have a material effect on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842), Codification Improvements.” There are three codification updates to Topic 842 covered by this ASU: Issue 1 provides guidance on how to compute fair value of leased items for lessors who are non-dealers or manufacturers; Issue 2 relates to cash flow presentation for lessors of sales-type and direct financing leases; and Issue 3 clarifies that certain transition disclosures will only be required in annual disclosures. The Company does not expect the adoption of ASU 2019-01 to have a material impact on its consolidated financial statements.

In December 2018, FASB issued ASU 2018-20, “Leases (Topic 842), Narrow-Scope Improvements for Lessors.” This ASU modifies ASU 2016-02 to permit lessors, as an accounting policy election, not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures (includes sales, use, value-added, and some excise taxes and excludes real estate taxes). The Company has elected not to evaluate whether the aforementioned costs are lessor or lessee costs. This ASU also provides that certain lessor costs require lessors to exclude from variable payments, and therefore revenue, specifically lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The Company does not expect the adoption of ASU 2018-20 to have a material impact on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five-step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. Less than 2% of the Company’s revenues in 2018 would have fallen under the scope of this standard and comprises, principally, garage and other income from residential tenants; for these revenues, the Company adopted this standard effective January 1, 2019, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard did not have a material impact on the timing or amounts of the Company’s revenues.

The Company’s disaggregated revenue streams, including the approximate 2% of rental revenue that is subject to this revenue recognition standard, are disclosed in the tables below for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31, 2020
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$88,763	$28,087	$116,850	95.1%
Operating expense recoveries	Leases	519	3,638	4,157	3.4%
Other	Revenue Recognition	1,261	582	1,843	1.5%
Total revenues		$90,543	$32,307	$122,850	100.0%

Year Ended December 31, 2019
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$85,751	$24,941	$110,692	95.3%
Operating expense recoveries	Leases	521	3,211	3,732	3.2%
Other	Revenue Recognition	1,114	627	1,741	1.5%
Total revenues		$87,386	$28,779	$116,165	100.0%

Year Ended December 31, 2018
		Amount of Rental Income
Revenue Stream	Applicable Standard	Residential	Commercial	Total	% of Rental Income

Leasing	Leases	$79,366	$25,322	$104,688	95.2%
Operating expense recoveries	Leases	523	2,888	3,411	3.1%
Other	Revenue Recognition	1,228	670	1,898	1.7%
Total revenues		$81,117	$28,880	$109,997	100.0%

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. These pronouncements are effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company will adopt this standard effective January 1, 2022 and is currently evaluating the impact of adoption on its consolidated financial statements. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. For lease payments deemed uncollectible, the Company will record bad debt expense as a reduction of revenue. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

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

4. Acquisitions

On November 8, 2019, the Company acquired the 1010 Pacific Street property, a parcel of land, for $31,129, including acquisition costs of $129; this property is reflected in real estate under development within the investment in real estate in the accompanying consolidated balance sheet.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2020	December 31, 2019

Deferred costs	$348	$348
Above-market leases	—	444
Lease origination costs	1,078	1,385
In-place leases	428	859
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	10,996	12,178
Less accumulated amortization	(3,276)	(3,396)
Total deferred costs and intangible assets, net	$7,720	$8,782

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $482, $693 and $1,240 for the years ended December 31, 2020, 2019 and 2018, respectively; $849 and $8,994 of amortized deferred costs, lease origination costs and in-place leases were written off during the years ended December 31, 2020 and 2019, respectively. Additionally, $180 of unamortized lease origination costs and in-place leases was written off during the year ended December 31, 2020, due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations. Amortization of real estate tax abatements of $481, $482 and $475 for the years ended December 31, 2020, 2019 and 2018, respectively, is included in real estate taxes and insurance in the consolidated statements of operations; $3,428 of fully amortized real estate tax abatements was written off during the year ended December 31, 2019. Amortization of above-market leases of $30, $118 and $235 for the years ended December 31, 2020, 2019 and 2018, respectively, is included in commercial rental income in the consolidated statements of operations; $444 and $36 of fully amortized above-market leases was written off during the years ended December 31, 2020 and 2019, respectively.

Deferred costs and intangible assets as of December 31, 2020, amortize in future years as follows:

2021	$697
2022	668
2023	559
2024	544
2025	540
Thereafter	4,712
Total	$7,720

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2020	December 31, 2019

Below-market leases	$785	$4,087
Less accumulated amortization	(628)	(2,462)
Below-market leases, net	$157	$1,625

Rental income included amortization of below-market leases of $420, $1,298 and $2,152 for the years ended December 31, 2020, 2019 and 2018, respectively; $2,254 and $19,091 of fully amortized below-market leases was written off during the years ended December 31, 2020 and 2019, respectively. Additionally, $1,048 of unamortized below-market leases was written off during the year ended December 31, 2020, due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations.

Below-market leases as of December 31, 2020, amortize in future years as follows:

2021	$104
2022	35
2023	18
Total	$157

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2020	December 31, 2019

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$—
Flatbush Gardens, Brooklyn, NY (a)	3/1/2028	3.50%	—	246,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	74,241	75,817
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	65,485	66,862
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,619	34,295
1010 Pacific Street, Brooklyn, NY (h)	6/24/2021	LIBOR + 3.60%	20,375	19,457
Total debt			$1,089,720	$1,009,431
Unamortized debt issuance costs			(10,262)	(11,528)
Total debt, net of unamortized debt issuance costs			$1,079,458	$997,903

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

On February 18, 2021, the Company refinanced the above 141 Livingston Street loan with a $100,000, ten-year secured first mortgage note with Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

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

(g) On October 27, 2017, the Company entered into a $34,350 mortgage note agreement with NYCB, related to the 10 West 65th Street acquisition. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through November 2019, and monthly principal and interest payments of $152 thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $1,775 was drawn as of December 31, 2020. The notes mature on June 24, 2021, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of December 31, 2020). The Company has guaranteed this mortgage note and has complied with the financial covenants therein. The Company currently intends to refinance the notes with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that they are not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company is not in default on any of its loan agreements

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2020:

2021	$24,150
2022	3,918
2023	4,066
2024	4,214
2025	4,380
Thereafter	1,048,992
Total	$1,089,720

The Company recognized a loss on modification of debt of $4,228 during the year ended December 31, 2020, in connection with the refinancing of debt on the Flatbush Gardens property in May 2020; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on extinguishment of debt of $2,432 during the year ended December 31, 2019, in connection with the refinancing of debt on the 250 Livingston Street property in May 2019 and the refinancing of debt on the Clover House property in November 2019; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on extinguishment of debt of $8,872 during the year ended December 31, 2018, in connection with the refinancing of debt on the Flatbush Gardens and Tribeca House properties in February 2018 and the refinancing of debt on the 250 Livingston Street property in December 2018; the loss consisted of the write-off of unamortized debt costs, prepayment and other fees and defeasance costs.

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2020, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2021	$29,646
2022	30,183
2023	28,945
2024	28,564
2025	22,956
Thereafter	11,638
Total	$151,932

The Company has commercial leases with the City of New York that comprised approximately 21%, 19% and 19% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Fair Value of Financial Instruments

GAAP requires the measurement of certain financial instruments at fair value on a recurring basis. In addition, GAAP requires the measure of other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying ‐‐‐value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2020	December 31, 2019

Carrying amount (excluding unamortized debt issuance costs)	$1,089,720	$1,009,431
Estimated fair value	$1,204,201	$1,058,083

The Company purchased interest rate caps in connection with the Tribeca House loans obtained on November 9, 2016, the loans obtained for the Clover House acquisition, the 250 Livingston Street loan obtained on December 6, 2018, and the 1010 Pacific Street loans obtained on December 24, 2019. On April 27, 2018, the Company terminated the Tribeca House instrument for net proceeds of $385. During December 2020, the interest rate caps at the 250 Livingston Street property and the 1010 Pacific Street property matured with no residual value. The fair value of the interest rate caps, which are classified as Level 2, is estimated using market inputs and credit valuation inputs.

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street and Tribeca House instruments were recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and are recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument were recognized in real estate under development. Increases in the fair value of the Tribeca House instrument in the amount of $237 prior to the termination of the instrument in 2018 were included in interest expense. Decreases in the fair value of the 250 Livingston Street instrument in the amount of $0, $0, and $29 for the years ended December 31, 2020, 2019 and 2018 respectively are included in interest expense. The fair value of the Clover House instrument did not change during each of the year ended December 31, 2020; decreases in the fair value of the Clover House instrument of $24 and $10 for the years ended December 31, 2019 and 2018, respectively, are recognized in interest expense and capitalized to real estate under development. Decrease in fair value of the 1010 Pacific Street instrument of $14 for the year ended December 31, 2020, is capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2020, 2019 and 2018, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case will eventually be remanded back to the lower court, which will determine the exact amount of the Company’s liability for rent overcharges and attorneys’ fees; no future court dates have been scheduled as of yet. On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The Company cannot predict what the timing or ultimate resolution of these matters will be, and accordingly, at this time, the Company has not recorded any liability for the potential settlement of these matters.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business, including a claim under the Americans with Disabilities Act of 1990 at the 141 Livingston Street property, which was settled in November 2020. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Commitments

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic; several of our other properties experienced smaller declines in leased occupancy as well. Certain of the Company’s commercial tenants have requested rent deferrals during the pandemic (the total deferred amount at December 31, 2020, was $0.9 million); such deferrals are recorded in line with the leasing standard under ASC 840. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels and rental rates across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2020	26%	74%	100%
Year ended December 31, 2019	25%	75%	100%
Year ended December 31, 2018	26%	74%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $266, $148 and $349 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $75, $79 and $26 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $5, $428 and $2,014 for the years ended December 31, 2020, 2019 and 2018, respectively.

In November 2020, the Company repurchased approximately 1.67 million shares of common stock from Indaba Capital Management, L.P., which owned greater than 5% of the Company’s outstanding shares prior to the transaction, for a total purchase price of approximately $9,507.

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

The Company’s income from operations by segment for the years ended December 31, 2020, 2019 and 2018, is as follows:

Year ended December 31, 2020	Commercial	Residential	Total
Rental income	$32,307	$90,543	$122,850
Total revenues	32,307	90,543	122,850
Property operating expenses	4,209	25,693	29,902
Real estate taxes and insurance	6,704	21,582	28,286
General and administrative	1,365	8,363	9,728
Depreciation and amortization	4,463	19,167	23,630
Total operating expenses	16,741	74,805	91,546
Gain on termination of lease	838	—	838
Income from operations	$16,404	$15,738	$32,142

Year ended December 31, 2019	Commercial	Residential	Total
Rental income	$28,779	$87,386	$116,165
Total revenues	28,779	87,386	116,165
Property operating expenses	4,354	24,533	28,887
Real estate taxes and insurance	5,465	19,501	24,966
General and administrative	1,355	7,812	9,167
Depreciation and amortization	3,905	15,744	19,649
Total operating expenses	15,079	67,590	82,669
Income from operations	$13,700	$19,796	$33,496

Year ended December 31, 2018	Commercial	Residential	Total
Rental income	$28,880	$81,117	$109,997
Total revenues	28,880	81,117	109,997
Property operating expenses	4,312	22,955	27,267
Real estate taxes and insurance	4,687	17,606	22,293
General and administrative	1,078	8,795	9,873
Acquisition and other	—	101	101
Depreciation and amortization	3,642	14,363	18,005
Total operating expenses	13,719	63,820	77,539
Income from operations	$15,161	$17,297	$32,458

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2020	$282,789	$925,077	$1,207,866
December 31, 2019	285,103	881,104	1,166,207
December 31, 2018	245,940	855,068	1,101,008

The Company’s interest expense by segment for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2020	$8,167	$32,061	$40,228
Year ended December 31, 2019	7,241	27,946	35,187
Year ended December 31, 2018	6,987	25,794	32,781

The Company’s capital expenditures by segment for the years ended December 31, 2020, 2019 and 2018, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2020	$8,915	$24,254	$33,169
Year ended December 31, 2019	6,038	36,585	42,623
Year ended December 31, 2018	2,460	43,182	45,642

13. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 94 International Union of Operating Engineers (“Local 94”) contract is in effect through December 31, 2022. The Local 32BJ Service Employees International Union (“Local 32BJ”) apartment building contract is in effect through April 20, 2022. The Local 32BJ Service Employees International Union commercial building contract is in effect through December 31, 2023.

Contributions to the unions are not segregated or otherwise restricted to provide benefits only to the Company’s employees. The risks of participating in a multiemployer pension plan differ from those of a single-employer pension plan in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the unfunded status of the plan, which is referred to as the withdrawal liability. The Company has no intention of withdrawing from the plans.

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2020, 2019 and 2018*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None

Pension contribution made for 2020, 2019 and 2018, respectively	$362,	$325	and	$337
Minimum weekly required pension contribution per employee for 2020, 2019 and 2018, respectively (in dollars)	$118.09,	$114.11	and	$109.11

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2020, 2019 and 2018*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A

Pension contribution made for 2020, 2019 and 2018, respectively	$39,	$39	and	$38
Minimum weekly required pension contribution per employee for 2020, 2019 and 2018, respectively (in dollars)	$187.88,	$187.43	and	$182.55

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2020 and for Local 94 is for the year ended January 31, 2020. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

14. Restatement of Previously Issued Interim Consolidated Financial Statements (Unaudited)

As previously disclosed, the Company concluded that the previously issued unaudited consolidated financial statements covering each of the Company’s first three quarters of 2020 (collectively, the “Restated Periods”), require restatement and should no longer be relied upon.

These unaudited consolidated financial statements contained a non-cash error by failing to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. The Company previously disclosed on October 17, 2019, that the lessee confirmed that it will continue its commercial lease at the 141 Livingston Street property through expiration at the end of 2025. In addition, the unaudited consolidated financial statements for the second quarter of 2020 contained an immaterial uncorrected misstatement related to a non-cash accrual for a contingent liability related to an outstanding legal case of approximately $0.1 million; the amount was previously recorded in the third quarter of 2020.

Adjustment of the Company’s consolidated statements of operations for the Restated Periods to correct the items above (the “Adjustments”) resulted in the following amounts (in thousands, except per share data):

Revenues
	Q1 2020	Q2 2020	Six Months Ended 6/30/2020	Q3 2020	Nine Months Ended 9/30/2020
As Reported	$30,886	$30,729	$61,615	$29,611	$91,226
Adjustment	$429	$429	$858	$429	$1,287
Restated	$31,315	$31,158	$62,473	$30,040	$92,513

Income from Operations
	Q1 2020	Q2 2020	Six Months Ended 6/30/2020	Q3 2020	Nine Months Ended 9/30/2020
As Reported	$8,982	$8,617	$17,599	$6,778	$24,377
Adjustment	$429	$319	$748	$539	$1,287
Restated	$9,411	$8,936	$18,347	$7,317	$25,664

Net Income / (Loss)
	Q1 2020	Q2 2020	Six Months Ended 6/30/2020	Q3 2020	Nine Months Ended 9/30/2020
As Reported	$(806)	$(5,505)	$(6,311)	$(3,429)	$(9,740)
Adjustment	$429	$319	$748	$539	$1,287
Restated	$(377)	$(5,186)	$(5,563)	$(2,890)	$(8,453)

Diluted Earnings (Loss) Per Share *
	Q1 2020	Q2 2020	Six Months Ended 6/30/2020	Q3 2020	Nine Months Ended 9/30/2020
As Reported	$(0.02)	$(0.13)	$(0.15)	$(0.09)	$(0.24)
Adjustment	$0.01	$0.01	$0.02	$0.01	$0.03
Restated	$(0.01)	$(0.12)	$(0.13)	$(0.08)	$(0.21)

* Quarterly As Reported plus Adjustment amounts are rounded separately to the nearest cent, and as a result the sum of these amounts may not equal the Restated amount.

15. Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019; adjustment and restated figures for the first three quarters of 2020 are presented in accordance with the restatement noted in Note 14 (in thousands, except per share data):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,886	$30,729	$29,611	$30,337
Adjustment	$429	$429	$429	NA
Restated	$31,315	$31,158	$30,040	NA

Income from operations	$8,982	$8,617	$6,778	$6,478
Adjustment	$429	$319	$539	NA
Restated	$9,411	$8,936	$7,317	NA

Net loss	$(806)	$(5,505)	$(3,429)	$(3,776)
Adjustment	$429	$319	$539	NA
Restated	$(377)	$(5,186)	$(2,890)	NA

Net loss attributable to common stockholders	$(326)	$(2,222)	$(1,384)	$(1,493)
Adjustment	$174	$128	$217	NA
Restated	$(152)	$(2,094)	$(1,167)	NA

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.10)
Adjustment	$0.01	$0.01	$0.01	NA
Restated	$(0.01)	$(0.12)	$(0.08)	NA

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,652	$28,446	$29,440	$30,627
Income from operations	$8,141	$8,823	$8,510	$8,022
Net loss	$(133)	$(1,158)	$(182)	$(2,650)
Net loss attributable to common stockholders	$(54)	$(467)	$(73)	$(1,071)
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.06)

The sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share because each period’s computation is based on the weighted average number of shares outstanding during that period.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2020				Initial Costs				Gross Amounts at Which Carried at December 31, 2020
Property	Location	Description	Encum-brances	Land	Building and Improv-ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv-ements	Real Estate Under Develop.	Total	Accumu-lated Deprecia-tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/Commercial	$360,000	$273,103	$283,137	$—	$28,346	$273,103	$311,483	—	$584,586	$51,730	Dec-14
Aspen	Manhattan, NY	Residential/Commercial	65,485	49,230	43,080	—	2,558	49,230	45,638	—	94,868	5,109	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	54,439	90,051	103,960	—	194,011	47,429	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,294	43,516	102,394	—	145,910	3,027	May-17
10 West 65th St.	Manhattan, NY	Residential	33,619	63,677	15,337	—	6,164	63,677	21,501	—	85,178	2,634	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	20,375	—	—	31,129	4,989	—	—	36,118	36,118	—	Nov-19
250 Livingston St.	Brooklyn, NY	Commercial/Residential	125,000	10,452	20,204	—	20,486	10,452	40,690	—	51,142	14,416	May-02
141 Livingston St.	Brooklyn, NY	Commercial	74,241	10,830	12,079	—	8,255	10,830	20,334	—	31,164	8,134	May-02
			$1,089,720	$540,773	$467,544	$31,129	$183,531	$540,859	$646,000	$36,118	$1,222,977	$132,479

(1)	At December 31, 2020, the aggregate cost for Federal tax purposes of our real estate assets was $834,756.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Investment in real estate:
Balance at beginning of period	$1,189,951	$1,116,199	$1,070,606
Acquisition of real estate	—	31,129	—
Additions during period	33,169	42,623	45,642
Write-off of assets	(143)	—	(49)
Balance at end of period	$1,222,977	$1,189,951	$1,116,199

Accumulated depreciation:
Balance at beginning of period	$109,418	$90,462	$73,714
Depreciation expense	23,148	18,956	16,765
Write-off of assets	(87)	—	(17)
Balance at end of period	$132,479	$109,418	$90,462