Form 10-Q/A
period 2020-03-31
Clipper Realty Inc.
filed 2021-04-28
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of April 22, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

On March 11, 2021, the Audit Committee of the Board of Directors of Clipper Realty Inc. (the “Company”), after discussion with management and its independent registered public accountants, concluded that the previously issued unaudited consolidated financial statements covering the Company’s fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Restated Periods”), as included in its quarterly reports on Form 10-Q for the Restated Periods, required restatement and should no longer be relied upon as a result of the Company’s failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three months ended March 31, 2020, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 11, 2020 (the “Original Form 10-Q”), restates the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2020, and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact of the correction of the error described below on the Company’s unaudited financial statements for the fiscal quarter ended March 31, 2020, is to increase revenue by approximately $0.4 million.

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2020 (in thousands).

	As Reported	Adjustment	Restated
Balance Sheet (as of March 31, 2020):
Deferred rent	$1,073	$429	$1,502
Total Assets	$1,157,953	$429	$1,158,382
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288
Total Liabilities and Equity	$1,157,953	$429	$1,158,382

Statements of Operations (for the three months ended March 31, 2020):
Commercial rental income	$7,168	$429	$7,597
Total Revenues	$30,886	$429	$31,315
Income From Operations	$8,982	$429	$9,411
Net loss	$(806)	$429	$(377)
Basic and diluted net loss per share	$(0.02)	$0.01	$(0.01)

Statements of Changes in Equity (as of and for the three months ended March 31, 2020):
Net loss	$(806)	$429	$(377)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288

Statements of Cash Flows (for the three months ended March 31, 2020):
Net loss	$(806)	$429	$(377)
Deferred rent	$201	$(429)	$(228)

See the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2021, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021, for additional details.

The items amended in the Original Form 10-Q are listed under “Items Amended by this Filing” below. Other than the items listed under “Items Amended by this Filing”, disclosures in the Original Form 10-Q remain unchanged. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q. The Company has not modified or updated disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

Background of Restatement

The non-cash error resulted from the failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. The error resulted in an understatement of funds from operations (“FFO”) (as such non-GAAP financial measure is defined in the Original Form 10-Q) for the fiscal quarter ended March 31, 2020, of approximately $0.4 million. The Company’s previously reported adjusted funds from operations (“AFFO”), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”) (as such non-GAAP financial measures are defined in the Original Form 10-Q) for the fiscal quarter ended March 31, 2020, are not impacted by the error; the Company’s liquidity, cash flows and cash position are also not impacted by the error.

A summary of the restatement and its effects on the Company’s unaudited financial statements for the three months ended March 31, 2020, included within this Form 10-Q/A, is presented in Note 2 in the accompanying unaudited Notes to condensed consolidated financial statements.

For a description of the recently identified material weakness in our internal control over financial reporting related to the error and restatement, see Part I, Item 4 of this Form 10-Q/A.

Items Amended by this Filing

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

●	Part I, Item 1 – Condensed Financial Statements;
●	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Part I, Item 4 – Controls and Procedures;
●	Part II, Item 1A – Risk Factors; and
●	Part II, Item 6 – Exhibits.

The Company has also updated the “Cautionary Note Concerning Forward-Looking Statements” in Part I of this Form 10-Q/A, the signature page and the financial statements formatted in Inline Extensible Business Reporting Language (“Inline XBRL”) in Exhibits 101 and 104. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2020, and an amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2020, to reflect the effects of the restatement therein.

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Amendment No. 1 to the Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Amendment No. 1 to the Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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
	(unaudited)
	(restated)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	607,353	602,547
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	11,865	11,707
Real estate under development	32,894	31,787
Total investment in real estate	1,196,022	1,189,951
Accumulated depreciation	(114,903)	(109,418)
Investment in real estate, net	1,081,119	1,080,533
Cash and cash equivalents	36,298	42,500
Restricted cash	17,572	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $3,692 and $3,361, respectively	4,750	4,187
Deferred rent	1,502	1,274
Deferred costs and intangible assets, net	8,560	8,782
Prepaid expenses and other assets	8,581	14,499
TOTAL ASSETS	$1,158,382	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,958 and $11,528, respectively	$997,752	$997,903
Accounts payable and accrued liabilities	9,793	13,029
Security deposits	7,637	7,570
Below-market leases, net	1,496	1,625
Other liabilities	4,416	4,297
TOTAL LIABILITIES	1,021,094	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 shares issued and outstanding	178	178
Additional paid-in-capital	93,461	93,431
Accumulated deficit	(38,219)	(36,375)
Total stockholders’ equity	55,420	57,234
Non-controlling interests	81,868	84,549
TOTAL EQUITY	137,288	141,783
TOTAL LIABILITIES AND EQUITY	$1,158,382	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(restated)
REVENUES
Residential rental income	$23,718	$20,772
Commercial rental income	7,597	6,880
TOTAL REVENUES	31,315	27,652

OPERATING EXPENSES
Property operating expenses	7,159	7,563
Real estate taxes and insurance	6,864	5,731
General and administrative	2,323	1,668
Depreciation and amortization	5,558	4,549
TOTAL OPERATING EXPENSES	21,904	19,511

INCOME FROM OPERATIONS	9,411	8,141

Interest expense, net	(9,788)	(8,274)

Net loss	(377)	(133)

Net loss attributable to non-controlling interests	225	79
Net loss attributable to common stockholders	$(152)	$(54)
Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
(restated)
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377)	$(133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,485	4,361
Amortization of deferred financing costs	304	504
Amortization of deferred costs and intangible assets	192	307
Amortization of above- and below-market leases	(99)	(424)
Deferred rent	(228)	634
Stock-based compensation	158	156
Changes in operating assets and liabilities:
Tenant and other receivables	(563)	672
Prepaid expenses, other assets and deferred costs	5,918	5,812
Accounts payable and accrued liabilities	(1,926)	(646)
Security deposits	67	67
Other liabilities	119	640
Net cash provided by operating activities	9,050	11,950

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(7,101)	(10,208)
Purchase of interest rate cap	(14)	—
Net cash used in investing activities	(7,115)	(10,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(897)	(711)
Proceeds from mortgage notes	176	—
Dividends and distributions	(4,276)	(4,261)
Net cash used in financing activities	(4,997)	(4,972)

Net decrease in cash and cash equivalents and restricted cash	(3,062)	(3,230)
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$53,870	$42,634

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$36,298	$29,379
Restricted cash	17,572	13,255
Total cash and cash equivalents and restricted cash – end of period	$53,870	$42,634

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $300 and $1,836 in 2020 and 2019, respectively	$9,532	$8,290
Non-cash interest capitalized to real estate under development	280	348
Additions to investment in real estate included in accounts payable and accrued liabilities	2,581	6,656

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

2. Restatement of Previously Issued Unaudited Consolidated Financial Statements

On March 11, 2021, the Audit Committee of the Board of Directors of the Company, after discussion with management and its independent registered public accountants, concluded that the previously issued unaudited consolidated financial statements covering the Company’s fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, required restatement and should no longer be relied upon.

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

The impact of the correction of the error on the Company’s unaudited financial statements for the fiscal quarter ended March 31, 2020, is to increase revenue by approximately $0.4 million.

The following table presents the effect of the correction of the error on selected line items of our previously reported consolidated balance sheet as of March 31, 2020 (in thousands).

	As of March 31, 2020
	As Reported	Adjustment	Restated
Balance Sheet:
Deferred rent	$1,073	$429	$1,502
Total Assets	$1,157,953	$429	$1,158,382
Accumulated deficit	$(38,393)	$174	$(38,219)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288
Total Liabilities and Equity	$1,157,953	$429	$1,158,382

The following table presents the effect of the correction of the error on selected line items of our previously reported consolidated statements of operations for the three months ended March 31, 2020 (in thousands).

	Three Months Ended March 31, 2020
	As Reported	Adjustment	Restated
Statements of Operations:
Commercial rental income	$7,168	$429	$7,597
Total Revenues	$30,886	$429	$31,315
Income From Operations	$8,982	$429	$9,411
Net loss	$(806)	$429	$(377)
Net loss attributable to non-controlling interests	$480	$(255)	$225
Net loss attributable to common stockholders	$(326)	$174	$(152)
Basic and diluted net loss per share	$(0.02)	$0.01	$(0.01)

The following table presents the effect of the correction of the error on selected line items of our previously reported consolidated statements of changes in equity as of and for the three months ended March 31, 2020 (in thousands).

	As of and for the Three Months Ended March 31, 2020
	As Reported	Adjustment	Restated
Statements of Changes in Equity:
Net loss	$(806)	$429	$(377)
Accumulated deficit	$(38,393)	$174	$(38,219)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288

The following table presents the effect of the correction of the error on selected line items of our previously reported consolidated statements of cash flows for the three months ended March 31, 2020 (in thousands).

	Three Months Ended March 31, 2020
	As Reported	Adjustment	Restated
Statements of Cash Flows:
Net loss	$(806)	$429	$(377)
Deferred rent	$201	$(429)	$(228)

3. Issuance of Common Stock

On April 9, 2019, the Company issued 1,917 primary shares of its common stock to one of our directors, in connection with the conversion of vested long-term incentive plan (“LTIP”) units on a one-for-one basis. The Company did not receive any proceeds from the issuance.

4. Significant Accounting Policies

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

Fair Value Measurements

Refer to Note 10, “Fair Value of Financial Instruments”.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
	(restated)
Numerator
Net loss attributable to common stockholders	$(152)	$(54)
Less: income attributable to participating securities	(84)	(69)
Subtotal	$(236)	$(123)
Denominator
Weighted average common shares outstanding	17,815	17,813

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

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

5. Acquisitions

On November 8, 2019, the Company acquired the 1010 Pacific Street property, a parcel of land, for $31,129, including acquisition costs of $129.

6. Deferred Costs and Intangible Assets

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

7. Below-Market Leases, Net

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

8. Notes Payable

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

9. Rental Income under Operating Leases

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

The Company has commercial leases with the City of New York that comprised approximately 18% and 19% of total revenues for the three months ended March 31, 2020 and 2019, respectively.

10. Fair Value of Financial Instruments

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

11. Commitments and Contingencies

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2020 (as restated)	24%	76%	100%
Three months ended March 31, 2019	25%	75%	100%

12. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $88 and $87 for the three months ended March 31, 2020 and 2019, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $5 and $0 for the three months ended March 31, 2020 and 2019, respectively.

13. Segment Reporting

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

The Company’s income from operations by segment for the three months ended March 31, 2020 and 2019, is as follows (unaudited):

Three months ended March 31, 2020	Commercial	Residential	Total
	(restated)		(restated)
Rental income	$7,597	$23,718	$31,315
Total revenues	7,597	23,718	31,315
Property operating expenses	1,137	6,022	7,159
Real estate taxes and insurance	1,491	5,373	6,864
General and administrative	337	1,986	2,323
Depreciation and amortization	1,019	4,539	5,558
Total operating expenses	3,984	17,920	21,904
Income from operations	$3,613	$5,798	$9,411

Three months ended March 31, 2019	Commercial	Residential	Total
Rental income	$6,880	$20,772	$27,652
Total revenues	6,880	20,772	27,652
Property operating expenses	1,141	6,422	7,563
Real estate taxes and insurance	1,236	4,495	5,731
General and administrative	279	1,389	1,668
Depreciation and amortization	946	3,603	4,549
Total operating expenses	3,602	15,909	19,511
Income from operations	$3,278	$4,863	$8,141

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2020 (as restated) (unaudited)	$283,460	$874,922	$1,158,382
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three months ended March 31, 2020 and 2019, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2020	$1,987	$7,801	$9,788
2019	1,734	6,540	8,274

The Company’s capital expenditures by segment for the three months ended March 31, 2020 and 2019, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2020	$1,783	$4,288	$6,071
2019	908	10,306	11,214

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the caption, “Cautionary Note Concerning Forward-Looking Statements,” and in our financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A.

All of the financial information presented in this Item 2 has been revised to reflect the restatement of our unaudited consolidated financial statements, as more fully described in Note 2 to our unaudited consolidated financial statements, included in Part I, Item 1 of this Form 10-Q/A.

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

Income Statement for the Three Months Ended March 31, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
	(restated)		(restated)
Revenues
Residential rental income	$23,718	$1,722	$21,996	$20,772	$1,224	5.9%
Commercial rental income	7,597	5	7,592	6,880	712	10.3%
Total revenues	31,315	1,727	29,588	27,652	1,936	7.0%
Operating Expenses
Property operating expenses	7,159	239	6,920	7,563	(643)	(8.5)%
Real estate taxes and insurance	6,864	369	6,495	5,731	764	13.3%
General and administrative	2,323	145	2,178	1,668	510	30.6%
Depreciation and amortization	5,558	582	4,976	4,549	427	9.4%
Total operating expenses	21,904	1,335	20,569	19,511	1,058	5.4%
Income from operations	9,411	392	9,019	8,141	878	10.8%
Interest expense, net	(9,788)	(755)	(9,033)	(8,274)	759	9.2%
Net loss	$(377)	$(363)	$(14)	$(133)	$119	(89.5)%

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

Commercial rental income, excluding Clover House, increased from $6,880 for the three months ended March 31, 2019, to $7,592 for the three months ended March 31, 2020, primarily due to adjustments in straight line rent and amortization of below market leases.

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

Net loss. As a result of the foregoing, net loss, excluding Clover House, decreased from $133 for the three months ended March 31, 2019, to $14 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $997.8 million of indebtedness (net of unamortized issuance costs) secured by our properties, $36.3 million of cash and cash equivalents, and $17.6 million of restricted cash. See Note 8 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 76% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

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

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q/A, we disclose and discuss funds from operations (“FFO”), adjusted funds from operations (“AFFO”), adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”), all of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
	(restated)
FFO
Net loss	$(377)	$(133)
Real estate depreciation and amortization	5,558	4,549
FFO	$5,181	$4,416

AFFO
FFO	$5,181	$4,416
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	(228)	634
Amortization of debt origination costs	304	504
Amortization of LTIP awards	158	156
Non-recurring litigation-related expenses	264	—
Recurring capital spending	(145)	(153)
AFFO	$5,554	$5,252

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
	(restated)
Adjusted EBITDA
Net loss	$(377)	$(133)
Real estate depreciation and amortization	5,558	4,549
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	(228)	634
Amortization of LTIP awards	158	156
Interest expense, net	9,788	8,274
Non-recurring litigation-related expenses	264	—
Adjusted EBITDA	$15,183	$13,175

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
	(restated)
NOI
Income from operations	$9,411	$8,141
Real estate depreciation and amortization	5,558	4,549
General and administrative expenses	2,323	1,668
Amortization of real estate tax intangible	119	119
Amortization of above- and below-market leases	(99)	(424)
Straight-line rent adjustments	(228)	634
NOI	$17,084	$14,687

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

Recent Accounting Pronouncements

See Note 4, “Significant Accounting Policies” of our consolidated financial statements for a discussion of recent accounting pronouncements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in Internal Control

Other than the material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, our management identified a material weakness in our internal control over financial reporting related to an error identified in connection with the understatement of revenue for straight-line rent associated with the reassessment of a lease term. Management identified the following deficiency in our processes and procedures that constitute a material weakness in our internal control over financial reporting: the misapplication of guidance in connection with accounting for a modification of an existing commercial lease. Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of the Company.

Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for straight-line rent associated with the reassessment of the lease term. We believe these measures will remediate the material weakness noted. While we have completed some of these measures as of the date of this report, we have not completed all measures. The material weakness has not been fully remediated as of the date of the filing of this Form 10-Q/A. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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

The risk factors set forth below supplement, and should be read together with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We recently identified a material weakness in our internal control over financial reporting related to the method for accounting for straight-line revenue in connection with a multi-year lease with a termination option. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may adversely affect the market price of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we identified a control deficiency constituting a material weakness in our internal control over financial reporting related to an error identified in connection with the accounting for straight-line rent associated with the reassessment of a lease term. As a result of the material weakness identified in Note 2, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the accounting for straight-line rent associated with the reassessment of the lease term. There can be no assurances that the remediation plan will be effective in addressing this control deficiency or preventing other control deficiencies in the future. Subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting and we could be required again to restate our financial results. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to potentially costly litigation and governmental inquiries/investigations.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
†10.1	Employment Agreement, dated April 7, 2020, between Clipper Realty Inc. and Michael Frenz

10.2

Amended and Restated Mortgage Note, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

10.3

Mortgage, Assignment of Leases and Rents and Security Agreement, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

† Indicates management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

April 28, 2021	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer