Form 10-Q/A
period 2020-06-30
Clipper Realty Inc.
filed 2021-04-28
CIK 1649096

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

As of April 22, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

On March 11, 2021, the Audit Committee of the Board of Directors of Clipper Realty Inc. (the “Company”), after discussion with management and its independent registered public accountants, concluded that the previously issued unaudited consolidated financial statements covering the Company’s fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Restated Periods”), as included in its quarterly reports on Form 10-Q for the Restated Periods, required restatement and should no longer be relied upon as a result of the Company’s failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three and six months ended June 30, 2020, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2020 (the “Original Form 10-Q”), restates the Company’s unaudited consolidated financial statements for the quarterly period ended June 30, 2020, and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact of the correction of the error described below on the Company’s unaudited financial statements for the three and six months ended June 30, 2020, is to increase revenue by approximately $0.4 million and $0.9 million, respectively. In addition, the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2020, contained an immaterial uncorrected misstatement related to a non-cash accrual for a contingent liability related to an outstanding legal case of approximately $0.1 million; the amount was previously recorded in the fiscal quarter ended September 30, 2020.

The following tables present the effect of the correction of the errors above on selected line items of our previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 (in thousands).

	As Reported	Adjustment	Restated
Balance Sheet (as of June 30, 2020):
Deferred rent	$881	$858	$1,739
Total Assets	$1,230,449	$858	$1,231,307
Accounts payable and accrued liabilities	$10,699	$110	$10,809
Total Liabilities	$1,102,879	$110	$1,102,989
Total stockholders’ equity	$51,497	$302	$51,799
Non-controlling interests	$76,073	$446	$76,519
Total Equity	$127,570	$748	$128,318
Total Liabilities and Equity	$1,230,449	$858	$1,231,307

Statements of Operations (for the three months ended June 30, 2020):
Commercial rental income	$7,050	$429	$7,479
Total Revenues	$30,729	$429	$31,158
General and administrative	$2,594	$110	$2,704
Total Operating Expenses	$22,112	$110	$22,222
Income From Operations	$8,617	$319	$8,936
Net loss	$(5,505)	$319	$(5,186)
Basic and diluted net loss per share	$(0.13)	$0.01	$(0.12)

Statements of Operations (for the six months ended June 30, 2020):
Commercial rental income	$14,218	$858	$15,076
Total Revenues	$61,615	$858	$62,473
General and administrative	$4,917	$110	$5,027
Total Operating Expenses	$44,016	$110	$44,126
Income From Operations	$17,599	$748	$18,347
Net loss	$(6,311)	$748	$(5,563)
Basic and diluted net loss per share	$(0.15)	$0.02	$(0.13)

Statements of Changes in Equity (as of and for the three months ended March 31, 2020):
Net loss	$(806)	$429	$(377)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288

Statements of Changes in Equity (as of and for the three months ended June 30, 2020):
Net loss	$(5,505)	$319	$(5,186)
Total stockholders’ equity	$51,497	$302	$51,799
Non-controlling interests	$76,073	$446	$76,519
Total Equity	$127,570	$748	$128,318

Statements of Cash Flows (for the six months ended June 30, 2020):
Net loss	$(6,311)	$748	$(5,563)
Deferred rent	$393	$(858)	$(465)
Accounts payable and accrued liabilities	$(2,484)	$110	$(2,374)

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

Background of Restatement

The non-cash error resulted from the failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. The error, in addition to the immaterial uncorrected misstatement noted above, resulted in an understatement of funds from operations (“FFO”) (as such non-GAAP financial measure is defined in the Original Form 10-Q) for the three and six months ended June 30, 2020, of approximately $0.3 million and $0.7 million, respectively. The Company’s previously reported adjusted funds from operations (“AFFO”), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”) (as such non-GAAP financial measures are defined in the Original Form 10-Q) for the three and six months ended June 30, 2020, are not impacted by the errors; the Company’s liquidity, cash flows and cash position are also not impacted by the errors.

A summary of the restatement and its effects on the Company’s unaudited financial statements for the three and six months ended June 30, 2020, included within this Form 10-Q/A, is presented in Note 2 in the accompanying unaudited Notes to condensed consolidated financial statements.

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

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2020, and an amended Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2020, to reflect the effects of the restatement therein.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020, filed with the SEC on April 28, 2021, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
	(restated)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	613,983	602,547
Tenant improvements	3,051	3,051
Furniture, fixtures and equipment	12,001	11,707
Real estate under development	34,331	31,787
Total investment in real estate	1,204,225	1,189,951
Accumulated depreciation	(120,474)	(109,418)
Investment in real estate, net	1,083,751	1,080,533
Cash and cash equivalents	88,253	42,500
Restricted cash	28,047	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $4,309 and $3,361, respectively	7,847	4,187
Deferred rent	1,739	1,274
Deferred costs and intangible assets, net	8,199	8,782
Prepaid expenses and other assets	13,471	14,499
TOTAL ASSETS	$1,231,307	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,380 and $11,528, respectively	$1,079,677	$997,903
Accounts payable and accrued liabilities	10,809	13,029
Security deposits	7,576	7,570
Below-market leases, net	1,367	1,625
Other liabilities	3,560	4,297
TOTAL LIABILITIES	1,102,989	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,814,672 shares issued and outstanding	178	178
Additional paid-in-capital	93,626	93,431
Accumulated deficit	(42,005)	(36,375)
Total stockholders’ equity	51,799	57,234
Non-controlling interests	76,519	84,549
TOTAL EQUITY	128,318	141,783
TOTAL LIABILITIES AND EQUITY	$1,231,307	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(restated)		(restated)
REVENUES
Residential rental income	$23,679	$21,146	$47,397	$41,918
Commercial rental income	7,479	7,300	15,076	14,180
TOTAL REVENUES	31,158	28,446	62,473	56,098

OPERATING EXPENSES
Property operating expenses	6,868	6,747	14,027	14,310
Real estate taxes and insurance	6,778	5,707	13,642	11,438
General and administrative	2,704	2,579	5,027	4,247
Depreciation and amortization	5,872	4,590	11,430	9,139
TOTAL OPERATING EXPENSES	22,222	19,623	44,126	39,134

INCOME FROM OPERATIONS	8,936	8,823	18,347	16,964

Interest expense, net	(9,979)	(8,210)	(19,767)	(16,484)
Loss on modification/extinguishment of debt	(4,228)	(1,771)	(4,228)	(1,771)
Gain on involuntary conversion	85	—	85	—

Net loss	(5,186)	(1,158)	(5,563)	(1,291)

Net loss attributable to non-controlling interests	3,092	691	3,317	770
Net loss attributable to common stockholders	$(2,094)	$(467)	$(2,246)	$(521)
Basic and diluted net loss per share	$(0.12)	$(0.03)	$(0.13)	$(0.04)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
(restated)
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,094)	(2,094)	(3,092)	(5,186)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,005)	$51,799	$76,519	$128,318

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	$178	$93,235	$(31,847)	$61,566	$90,950	$152,516

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,563)	$(1,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,078	8,755
Amortization of deferred financing costs	608	928
Amortization of deferred costs and intangible assets	592	623
Amortization of above- and below-market leases	(228)	(830)
Loss on modification/extinguishment of debt	4,228	1,771
Gain on involuntary conversion	(85)	—
Deferred rent	(465)	816
Stock-based compensation	693	860
Bad debt expense	899	—
Changes in operating assets and liabilities:
Tenant and other receivables	(4,559)	222
Prepaid expenses, other assets and deferred costs	989	70
Accounts payable and accrued liabilities	(2,374)	(1,781)
Security deposits	6	398
Other liabilities	(737)	(98)
Net cash provided by operating activities	5,082	10,443

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(13,622)	(21,383)
Insurance proceeds from involuntary conversion	111	—
Purchase of interest rate cap	(14)	—
Net cash used in investing activities	(13,525)	(21,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(247,798)	(76,416)
Proceeds from mortgage notes	329,424	125,000
Dividends and distributions	(8,595)	(8,538)
Loan issuance and extinguishment costs	(5,220)	(2,166)
Net cash provided by financing activities	67,811	37,880

Net increase in cash and cash equivalents and restricted cash	59,368	26,940
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$116,300	$72,804

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$88,253	$56,349
Restricted cash	28,047	16,455
Total cash and cash equivalents and restricted cash – end of period	$116,300	$72,804

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $679 and $3,761 in 2020 and 2019, respectively	$19,482	$17,193
Non-cash interest capitalized to real estate under development	546	678
Additions to investment in real estate included in accounts payable and accrued liabilities	4,045	7,940

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

The impact of the correction of the error on the Company’s unaudited financial statements for the three and six months ended June 30, 2020, is to increase revenue by approximately $0.4 million and $0.9 million, respectively.

In addition, the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2020, contained an immaterial uncorrected misstatement related to a non-cash accrual for a contingent liability related to an outstanding legal case of approximately $0.1 million; the amount was previously recorded in the fiscal quarter ended September 30, 2020.

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated balance sheet as of June 30, 2020 (in thousands).

	As of June 30, 2020
	As Reported	Adjustment	Restated
Balance Sheet:
Deferred rent	$881	$858	$1,739
Total Assets	$1,230,449	$858	$1,231,307
Accounts payable and accrued liabilities	$10,699	$110	$10,809
Total Liabilities	$1,102,879	$110	$1,102,989
Accumulated deficit	$(42,307)	$302	$(42,005)
Total stockholders’ equity	$51,497	$302	$51,799
Non-controlling interests	$76,073	$446	$76,519
Total Equity	$127,570	$748	$128,318
Total Liabilities and Equity	$1,230,449	$858	$1,231,307

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of operations for the three months ended June 30, 2020 (in thousands).

	Three Months Ended June 30, 2020
	As Reported	Adjustment	Restated
Statements of Operations:
Commercial rental income	$7,050	$429	$7,479
Total Revenues	$30,729	$429	$31,158
General and administrative	$2,594	$110	$2,704
Total Operating Expenses	$22,112	$110	$22,222
Income From Operations	$8,617	$319	$8,936
Net loss	$(5,505)	$319	$(5,186)
Net loss attributable to non-controlling interests	$3,283	$(191)	$3,092
Net loss attributable to common stockholders	$(2,222)	$128	$(2,094)
Basic and diluted net loss per share	$(0.13)	$0.01	$(0.12)

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of operations for the six months ended June 30, 2020 (in thousands).

	Six Months Ended June 30, 2020
	As Reported	Adjustment	Restated
Statements of Operations:
Commercial rental income	$14,218	$858	$15,076
Total Revenues	$61,615	$858	$62,473
General and administrative	$4,917	$110	$5,027
Total Operating Expenses	$44,016	$110	$44,126
Income From Operations	$17,599	$748	$18,347
Net loss	$(6,311)	$748	$(5,563)
Net loss attributable to non-controlling interests	$3,763	$(446)	$3,317
Net loss attributable to common stockholders	$(2,548)	$302	$(2,246)
Basic and diluted net loss per share	$(0.15)	$0.02	$(0.13)

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of changes in equity as of and for the three months ended March 31, 2020 (in thousands).

	As of and for the Three Months Ended March 31, 2020
	As Reported	Adjustment	Restated
Statements of Changes in Equity:
Net loss	$(806)	$429	$(377)
Accumulated deficit	$(38,393)	$174	$(38,219)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of changes in equity as of and for the three months ended June 30, 2020 (in thousands).

	As of and for the Three Months Ended June 30, 2020
	As Reported	Adjustment	Restated
Statements of Changes in Equity:
Net loss	$(5,505)	$319	$(5,186)
Accumulated deficit	$(42,307)	$302	$(42,005)
Total stockholders’ equity	$51,497	$302	$51,799
Non-controlling interests	$76,073	$446	$76,519
Total Equity	$127,570	$748	$128,318

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of cash flows for the six months ended June 30, 2020 (in thousands).

	Six Months Ended June 30, 2020
	As Reported	Adjustment	Restated
Statements of Cash Flows:
Net loss	$(6,311)	$748	$(5,563)
Deferred rent	$393	$(858)	$(465)
Accounts payable and accrued liabilities	$(2,484)	$110	$(2,374)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
	(restated)		(restated)
Numerator
Net loss attributable to common stockholders	$(2,094)	$(467)	$(2,246)	$(521)
Less: income attributable to participating securities	(126)	(83)	(210)	(152)
Subtotal	$(2,220)	$(550)	$(2,456)	$(673)
Denominator
Weighted average common shares outstanding	17,815	17,815	17,815	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.03)	$(0.13)	$(0.04)

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

The Company has commercial leases with the City of New York that comprised approximately 19% of total revenues for each of the three and six months ended June 30, 2020, and 19% of total revenues for each of the three and six months ended June 30, 2019.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2020 (as restated)	24%	76%	100%
Three months ended June 30, 2019	26%	74%	100%
Six months ended June 30, 2020 (as restated)	24%	76%	100%
Six months ended June 30, 2019	25%	75%	100%

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

The Company’s income from operations by segment for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited):

Three months ended June 30, 2020	Commercial	Residential	Total
	(restated)		(restated)
Rental income	$7,479	$23,679	$31,158
Total revenues	7,479	23,679	31,158
Property operating expenses	898	5,970	6,868
Real estate taxes and insurance	1,444	5,334	6,778
General and administrative	512	2,192	2,704
Depreciation and amortization	1,092	4,780	5,872
Total operating expenses	3,946	18,276	22,222
Income from operations	$3,533	$5,403	$8,936

Three months ended June 30, 2019	Commercial	Residential	Total
Rental income	$7,300	$21,146	$28,446
Total revenues	7,300	21,146	28,446
Property operating expenses	1,036	5,711	6,747
Real estate taxes and insurance	1,236	4,471	5,707
General and administrative	409	2,170	2,579
Depreciation and amortization	970	3,620	4,590
Total operating expenses	3,651	15,972	19,623
Income from operations	$3,649	$5,174	$8,823

Six months ended June 30, 2020	Commercial	Residential	Total
	(restated)		(restated)
Rental income	$15,076	$47,397	$62,473
Total revenues	15,076	47,397	62,473
Property operating expenses	2,035	11,992	14,027
Real estate taxes and insurance	2,936	10,706	13,642
General and administrative	849	4,178	5,027
Depreciation and amortization	2,111	9,319	11,430
Total operating expenses	7,931	36,195	44,126
Income from operations	$7,145	$11,202	$18,347

Six months ended June 30, 2019	Commercial	Residential	Total
Rental income	$14,180	$41,918	$56,098
Total revenues	14,180	41,918	56,098
Property operating expenses	2,177	12,133	14,310
Real estate taxes and insurance	2,472	8,966	11,438
General and administrative	688	3,559	4,247
Depreciation and amortization	1,916	7,223	9,139
Total operating expenses	7,253	31,881	39,134
Income from operations	$6,927	$10,037	$16,964

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2020 (as restated) (unaudited)	$282,749	$948,558	$1,231,307
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2020	$2,025	$7,954	$9,979
2019	1,721	6,489	8,210

Six months ended June 30,
2020	$4,012	$15,755	$19,767
2019	3,455	13,029	16,484

The Company’s capital expenditures by segment for the three and six months ended June 30, 2020 and 2019, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2020	$2,611	$5,640	$8,251
2019	1,239	11,549	12,788

Six months ended June 30,
2020	$4,394	$9,928	$14,322
2019	2,147	21,856	24,003

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

Income Statement for the Three Months Ended June 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
	(restated)		(restated)
Revenues
Residential rental income	$23,679	$1,848	$21,831	$21,146	$685	3.2%
Commercial rental income	7,479	4	7,475	7,300	175	2.4%
Total revenues	31,158	1,852	29,306	28,446	860	3.0%
Operating Expenses
Property operating expenses	6,868	231	6,637	6,747	(110)	(1.6)%
Real estate taxes and insurance	6,778	368	6,410	5,707	703	12.3%
General and administrative	2,704	184	2,520	2,579	(59)	(2.3)%
Depreciation and amortization	5,872	583	5,289	4,590	699	15.2%
Total operating expenses	22,222	1,366	20,856	19,623	1,233	6.3%
Income from operations	8,936	486	8,450	8,823	(373)	(4.2)%
Interest expense, net	(9,979)	(755)	(9,224)	(8,210)	1,014	12.4%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	85	NM
Net loss	$(5,186)	$(269)	$(4,917)	$(1,158)	$(3,759)	324.6%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income, excluding Clover House, increased from $21,146 for the three months ended June 30, 2019, to $21,831 for the three months ended June 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens and Tribeca House properties as well as the completion of renovations and lease-up of apartments at the 10 West 65th Street property during 2019. Base rent per square foot increased at the Flatbush Gardens property from $24.30 at June 30, 2019, to $25.05 at June 30, 2020. Base rent per square foot increased at the Tribeca House property from $68.77 at June 30, 2019, to $70.43 at June 30, 2020.

Commercial rental income, excluding Clover House, increased from $7,300 for the three months ended June 30, 2019, to $7,475 for the three months ended June 30, 2020, primarily due to adjustments in straight line rent and increases in tenant reimbursements across the portfolio, partially offset by the termination of a commercial lease at the Tribeca House property.

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

General and administrative. General and administrative expenses, excluding Clover House, decreased from $2,579 for the three months ended June 30, 2019, to $2,520 for the three months ended June 30, 2020, primarily due to a decrease in executive bonuses.

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

Net loss. As a result of the foregoing, net loss, excluding Clover House, increased from $1,158 for the three months ended June 30, 2019, to $4,917 for the three months ended June 30, 2020.

Income Statement for the Six Months Ended June 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Increase (decrease)%
	(restated)		(restated)
Revenues
Residential rental income	$47,397	$3,570	$43,827	$41,918	$1,909	4.6%
Commercial rental income	15,076	9	15,067	14,180	887	6.3%
Total revenues	62,473	3,579	58,894	56,098	2,796	5.0%
Operating Expenses
Property operating expenses	14,027	470	13,557	14,310	(753)	(5.3)%
Real estate taxes and insurance	13,642	737	12,905	11,438	1,467	12.8%
General and administrative	5,027	329	4,698	4,247	451	10.6%
Depreciation and amortization	11,430	1,165	10,265	9,139	1,126	12.3%
Total operating expenses	44,126	2,701	41,425	39,134	2,291	5.9%
Income from operations	18,347	878	17,469	16,964	505	3.0%
Interest expense, net	(19,767)	(1,510)	(18,257)	(16,484)	1,773	10.8%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	85	NM
Net loss	$(5,563)	$(632)	$(4,931)	$(1,291)	$(3,640)	282.0%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income, excluding Clover House, increased from $41,918 for the six months ended June 30, 2019, to $43,827 for the six months ended June 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens and Tribeca House properties as well as the completion of renovations and lease-up of apartments at the 10 West 65th Street property during 2019. Base rent per square foot increased at the Flatbush Gardens property from $24.30 at June 30, 2019, to $25.05 at June 30, 2020. Base rent per square foot increased at the Tribeca House property from $68.77 at June 30, 2019, to $70.43 at June 30, 2020.

Commercial rental income, excluding Clover House, increased from $14,180 for the six months ended June 30, 2019, to $15,067 for the six months ended June 30, 2020, primarily due to adjustments in straight line rent.

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

General and administrative. General and administrative expenses, excluding Clover House, increased from $4,247 for the six months ended June 30, 2019, to $4,698 for the six months ended June 30, 2020, primarily due to increases in legal expenses (including non-recurring litigation-related expenses).

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

Net loss. As a result of the foregoing, net loss, excluding Clover House, increased from $1,291 for the six months ended June 30, 2019, to $4,931 for the six months ended June 30, 2020.

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

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2020 and 2019, were as follows:

Net cash flow provided by operating activities was $5,082 for the six months ended June 30, 2020, compared to $10,443 for the six months ended June 30, 2019. The net decrease during the 2020 period reflected an increase of $125 of cash flow from operating results, and a decrease of $5,486 of cash generated by operating assets and liabilities.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(restated)		(restated)
FFO
Net loss	$(5,186)	$(1,158)	$(5,563)	$(1,291)
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
FFO	$686	$3,432	$5,867	$7,848

AFFO
FFO	$686	$3,432	$5,867	$7,848
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	(237)	182	(465)	816
Amortization of debt origination costs	304	424	608	928
Amortization of LTIP awards	536	704	693	860
Loss on modification/extinguishment of debt	4,228	1,771	4,228	1,771
Gain on involuntary conversion	(85)	—	(85)	—
Non-recurring litigation-related expenses	270	—	534	—
Recurring capital spending	(238)	(127)	(383)	(280)
AFFO	$5,456	$6,100	$11,009	$11,352

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(restated)		(restated)
Adjusted EBITDA
Net loss	$(5,186)	$(1,158)	$(5,563)	$(1,291)
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	(237)	182	(465)	816
Amortization of LTIP awards	536	704	693	860
Interest expense, net	9,979	8,210	19,767	16,484
Loss on modification/extinguishment of debt	4,228	1,771	4,228	1,771
Gain on involuntary conversion	(85)	—	(85)	—
Non-recurring litigation-related expenses	270	—	534	—
Adjusted EBITDA	$15,369	$14,013	$30,551	$27,188

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(restated)		(restated)
NOI
Income from operations	$8,936	$8,823	$18,347	$16,964
Real estate depreciation and amortization	5,872	4,590	11,430	9,139
General and administrative expenses	2,704	2,579	5,027	4,247
Amortization of real estate tax intangible	121	120	240	239
Amortization of above- and below-market leases	(129)	(406)	(228)	(830)
Straight-line rent adjustments	(237)	182	(465)	816
NOI	$17,267	$15,888	$34,351	$30,575

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

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