Form 10-Q/A
period 2020-09-30
Clipper Realty Inc.
filed 2021-04-28
CIK 1649096

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

As of April 22, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

On March 11, 2021, the Audit Committee of the Board of Directors of Clipper Realty Inc. (the “Company”), after discussion with management and its independent registered public accountants, concluded that the previously issued unaudited consolidated financial statements covering the Company’s fiscal quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Restated Periods”), as included in its quarterly reports on Form 10-Q for the Restated Periods, required restatement and should no longer be relied upon as a result of the Company’s failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three and nine months ended September 30, 2020, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2020 (the “Original Form 10-Q”), restates the Company’s unaudited consolidated financial statements for the quarterly period ended September 30, 2020, and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact of the correction of the error described below on the Company’s unaudited financial statements for the three and nine months ended September 30, 2020, is to increase revenue by approximately $0.4 million and $1.3 million, respectively. In addition, the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2020, contained an immaterial uncorrected misstatement related to a non-cash accrual for a contingent liability related to an outstanding legal case of approximately $0.1 million; the amount was previously recorded in the fiscal quarter ended September 30, 2020.

The following tables present the effect of the correction of the errors above on selected line items of our previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 (in thousands).

	As Reported	Adjustment	Restated
Balance Sheet (as of September 30, 2020):
Deferred rent	$673	$1,287	$1,960
Total Assets	$1,222,881	$1,287	$1,224,168
Total stockholders’ equity	$48,406	$519	$48,925
Non-controlling interests	$71,693	$768	$72,461
Total Equity	$120,099	$1,287	$121,386
Total Liabilities and Equity	$1,222,881	$1,287	$1,224,168

Statements of Operations (for the three months ended September 30, 2020):
Commercial rental income	$7,663	$429	$8,092
Total Revenues	$29,611	$429	$30,040
General and administrative	$2,407	$(110)	$2,297
Total Operating Expenses	$23,671	$(110)	$23,561
Income From Operations	$6,778	$539	$7,317
Net loss	$(3,429)	$539	$(2,890)
Basic and diluted net loss per share	$(0.09)	$0.01	$(0.08)

Statements of Operations (for the nine months ended September 30, 2020):
Commercial rental income	$21,881	$1,287	$23,168
Total Revenues	$91,226	$1,287	$92,513
Income From Operations	$24,377	$1,287	$25,664
Net loss	$(9,740)	$1,287	$(8,453)
Basic and diluted net loss per share	$(0.24)	$0.03	$(0.21)

Statements of Changes in Equity (as of and for the three months ended March 31, 2020):
Net loss	$(806)	$429	$(377)
Total stockholders’ equity	$55,246	$174	$55,420
Non-controlling interests	$81,613	$255	$81,868
Total Equity	$136,859	$429	$137,288

Statements of Changes in Equity (as of and for the three months ended June 30, 2020):
Net loss	$(5,505)	$319	$(5,186)
Total stockholders’ equity	$51,497	$302	$51,799
Non-controlling interests	$76,073	$446	$76,519
Total Equity	$127,570	$748	$128,318

Statements of Changes in Equity (as of and for the three months ended September 30, 2020):
Net loss	$(3,429)	$539	$(2,890)
Total stockholders’ equity	$48,406	$519	$48,925
Non-controlling interests	$71,693	$768	$72,461
Total Equity	$120,099	$1,287	$121,386

Statements of Cash Flows (for the nine months ended September 30, 2020):
Net loss	$(9,740)	$1,287	$(8,453)
Deferred rent	$601	$(1,287)	$(686)

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

Background of Restatement

The non-cash error resulted from the failure to take into account on a straight-line basis, rent increases that would become due under a commercial lease at the Company’s 141 Livingston Street property in the future years 2021-2025 once the lessee determined not to exercise its contractual right to terminate the lease as of year-end 2020. The error, in addition to the immaterial uncorrected misstatement noted above, resulted in an understatement of funds from operations (“FFO”) (as such non-GAAP financial measure is defined in the Original Form 10-Q) for the three and nine months ended September 30, 2020, of approximately $0.5 million and $1.3 million, respectively. The Company’s previously reported adjusted funds from operations (“AFFO”), adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and net operating income (“NOI”) (as such non-GAAP financial measures are defined in the Original Form 10-Q) for the three and nine months ended September 30, 2020, are not impacted by the errors; the Company’s liquidity, cash flows and cash position are also not impacted by the errors.

A summary of the restatement and its effects on the Company’s unaudited financial statements for the three and nine months ended September 30, 2020, included within this Form 10-Q/A, is presented in Note 2 in the accompanying unaudited Notes to condensed consolidated financial statements.

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

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2020, and an amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2020, to reflect the effects of the restatement therein.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020, filed with the SEC on April 28, 2021, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2020, filed with the SEC on April 28, 2021, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
	(restated)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	624,379	602,547
Tenant improvements	2,998	3,051
Furniture, fixtures and equipment	12,090	11,707
Real estate under development	35,176	31,787
Total investment in real estate	1,215,502	1,189,951
Accumulated depreciation	(126,270)	(109,418)
Investment in real estate, net	1,089,232	1,080,533
Cash and cash equivalents	82,856	42,500
Restricted cash	22,117	14,432
Tenant and other receivables, net of allowance for doubtful accounts of $4,985 and $3,361, respectively	8,058	4,187
Deferred rent	1,960	1,274
Deferred costs and intangible assets, net	7,898	8,782
Prepaid expenses and other assets	12,047	14,499
TOTAL ASSETS	$1,224,168	$1,166,207

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,811 and $11,528, respectively	$1,079,585	$997,903
Accounts payable and accrued liabilities	11,757	13,029
Security deposits	7,079	7,570
Below-market leases, net	189	1,625
Other liabilities	4,172	4,297
TOTAL LIABILITIES	1,102,782	1,024,424
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 17,768,814 and 17,814,672 shares issued and outstanding, respectively	178	178
Additional paid-in-capital	93,612	93,431
Accumulated deficit	(44,865)	(36,375)
Total stockholders’ equity	48,925	57,234
Non-controlling interests	72,461	84,549
TOTAL EQUITY	121,386	141,783
TOTAL LIABILITIES AND EQUITY	$1,224,168	$1,166,207

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(restated)		(restated)
REVENUES
Residential rental income	$21,948	$22,117	$69,345	$64,035
Commercial rental income	8,092	7,323	23,168	21,503
TOTAL REVENUES	30,040	29,440	92,513	85,538

OPERATING EXPENSES
Property operating expenses	7,867	7,357	21,894	21,667
Real estate taxes and insurance	7,463	6,740	21,105	18,178
General and administrative	2,297	1,904	7,324	6,151
Depreciation and amortization	5,934	4,929	17,364	14,068
TOTAL OPERATING EXPENSES	23,561	20,930	67,687	60,064

Gain on termination of lease	838	—	838	—

INCOME FROM OPERATIONS	7,317	8,510	25,664	25,474

Interest expense, net	(10,207)	(8,692)	(29,974)	(25,176)
Loss on modification/extinguishment of debt	—	—	(4,228)	(1,771)
Gain on involuntary conversion	—	—	85	—

Net loss	(2,890)	(182)	(8,453)	(1,473)

Net loss attributable to non-controlling interests	1,723	109	5,040	879
Net loss attributable to common stockholders	$(1,167)	$(73)	$(3,413)	$(594)
Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.21)	$(0.05)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three, Six and Nine Months Ended September 30, 2020 and 2019

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
(restated)
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,094)	(2,094)	(3,092)	(5,186)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,005)	$51,799	$76,519	$128,318
Repurchase of common stock	(45,858)	—	(271)	—	(271)	—	(271)
Amortization of LTIP grants	—	—	—	—	—	556	556
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,634)	(4,327)
Net loss	—	—	—	(1,167)	(1,167)	(1,723)	(2,890)
Reallocation of noncontrolling interests	—	—	257	—	257	(257)	—
Balance September 30, 2020	17,768,814	$178	$93,612	$(44,865)	$48,925	$72,461	$121,386

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485
Amortization of LTIP grants	—	—	—	—	—	156	156
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,569)	(4,261)
Net loss	—	—	—	(54)	(54)	(79)	(133)
Reallocation of noncontrolling interests	—	—	35	—	35	(35)	—
Balance March 31, 2019	17,812,755	$178	$92,980	$(29,687)	$63,471	$93,776	$157,247
Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	704	704
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,584)	(4,277)
Net loss	—	—	—	(467)	(467)	(691)	(1,158)
Reallocation of noncontrolling interests	—	—	255	—	255	(255)	—
Balance June 30, 2019	17,814,672	$178	$93,235	$(31,847)	$61,566	$90,950	$152,516
Amortization of LTIP grants	—	—	—	—	—	325	325
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,583)	(4,275)
Net loss	—	—	—	(73)	(73)	(109)	(182)
Reallocation of noncontrolling interests	—	—	97	—	97	(97)	—
Balance September 30, 2019	17,814,672	$178	$93,332	$(33,612)	$59,898	$88,486	$148,384

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,453)	$(1,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,939	13,496
Amortization of deferred financing costs	910	1,263
Amortization of deferred costs and intangible assets	785	933
Amortization of above- and below-market leases	(358)	(1,080)
Loss on modification/extinguishment of debt	4,228	1,771
Gain on involuntary conversion	(85)	—
Gain on termination of lease	(838)	—
Deferred rent	(686)	1,000
Stock-based compensation	1,249	1,185
Bad debt expense	1,558	—
Changes in operating assets and liabilities:
Tenant and other receivables	(5,429)	(1,399)
Prepaid expenses, other assets and deferred costs	2,341	1,839
Accounts payable and accrued liabilities	(1,299)	(1,369)
Security deposits	(491)	932
Other liabilities	(125)	1,292
Net cash provided by operating activities	10,246	18,390

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(24,885)	(34,962)
Insurance proceeds from involuntary conversion	111	—
Purchase of interest rate cap	(14)	—
Acquisition deposit	—	(1,550)
Net cash used in investing activities	(24,788)	(36,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(240)	—
Payments of mortgage notes	(248,706)	(77,127)
Proceeds from mortgage notes	329,671	125,000
Dividends and distributions	(12,922)	(12,813)
Loan issuance and extinguishment costs	(5,220)	(2,166)
Net cash provided by financing activities	62,583	32,894

Net increase in cash and cash equivalents and restricted cash	48,041	14,772
Cash and cash equivalents and restricted cash - beginning of period	56,932	45,864
Cash and cash equivalents and restricted cash - end of period	$104,973	$60,636

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$42,500	$37,028
Restricted cash	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$82,856	$43,552
Restricted cash	22,117	17,084
Total cash and cash equivalents and restricted cash – end of period	$104,973	$60,636

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,065 and $5,261 in 2020 and 2019, respectively	$29,576	$26,214
Non-cash interest capitalized to real estate under development	813	937
Additions to investment in real estate included in accounts payable and accrued liabilities	3,887	7,069

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

The impact of the correction of the error on the Company’s unaudited financial statements for the three and nine months ended September 30, 2020, is to increase revenue by approximately $0.4 million and $1.3 million, respectively.

In addition, the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2020, contained an immaterial uncorrected misstatement related to a non-cash accrual for a contingent liability related to an outstanding legal case of approximately $0.1 million; the amount was previously recorded in the fiscal quarter ended September 30, 2020.

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated balance sheet as of September 30, 2020 (in thousands).

	As of September 30, 2020
	As Reported	Adjustment	Restated
Balance Sheet:
Deferred rent	$673	$1,287	$1,960
Total Assets	$1,222,881	$1,287	$1,224,168
Accumulated deficit	$(45,384)	$519	$(44,865)
Total stockholders’ equity	$48,406	$519	$48,925
Non-controlling interests	$71,693	$768	$72,461
Total Equity	$120,099	$1,287	$121,386
Total Liabilities and Equity	$1,222,881	$1,287	$1,224,168

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of operations for the three months ended September 30, 2020 (in thousands).

	Three Months Ended September 30, 2020
	As Reported	Adjustment	Restated
Statements of Operations:
Commercial rental income	$7,663	$429	$8,092
Total Revenues	$29,611	$429	$30,040
General and administrative	$2,407	$(110)	$2,297
Total Operating Expenses	$23,671	$(110)	$23,561
Income From Operations	$6,778	$539	$7,317
Net loss	$(3,429)	$539	$(2,890)
Net loss attributable to non-controlling interests	$2,045	$(322)	$1,723
Net loss attributable to common stockholders	$(1,384)	$217	$(1,167)
Basic and diluted net loss per share	$(0.09)	$0.01	$(0.08)

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of operations for the nine months ended September 30, 2020 (in thousands).

	Nine Months Ended September 30, 2020
	As Reported	Adjustment	Restated
Statements of Operations:
Commercial rental income	$21,881	$1,287	$23,168
Total Revenues	$91,226	$1,287	$92,513
Income From Operations	$24,377	$1,287	$25,664
Net loss	$(9,740)	$1,287	$(8,453)
Net loss attributable to non-controlling interests	$5,808	$(768)	$5,040
Net loss attributable to common stockholders	$(3,932)	$519	$(3,413)
Basic and diluted net loss per share	$(0.24)	$0.03	$(0.21)

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

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of changes in equity as of and for the three months ended September 30, 2020 (in thousands).

	As of and for the Three Months Ended September 30, 2020
	As Reported	Adjustment	Restated
Statements of Changes in Equity:
Net loss	$(3,429)	$539	$(2,890)
Accumulated deficit	$(45,384)	$519	$(44,865)
Total stockholders’ equity	$48,406	$519	$48,925
Non-controlling interests	$71,693	$768	$72,461
Total Equity	$120,099	$1,287	$121,386

The following table presents the effect of the correction of the errors above on selected line items of our previously reported consolidated statements of cash flows for the nine months ended September 30, 2020 (in thousands).

	Nine Months Ended September 30, 2020
	As Reported	Adjustment	Restated
Statements of Cash Flows:
Net loss	$(9,740)	$1,287	$(8,453)
Deferred rent	$601	$(1,287)	$(686)

3. Issuance/Repurchase of Common Stock

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

4. Significant Accounting Policies

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
	(restated)		(restated)
Numerator
Net loss attributable to common stockholders	$(1,167)	$(73)	$(3,413)	$(594)
Less: income attributable to participating securities	(134)	(84)	(344)	(236)
Subtotal	$(1,301)	$(157)	$(3,757)	$(830)
Denominator
Weighted average common shares outstanding	17,811	17,815	17,814	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.01)	$(0.21)	$(0.05)

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

The Company has commercial leases with the City of New York that comprised approximately 22% of total revenues for the three months ended September 30, 2020, approximately 18% of total revenues for the three months ended September 30, 2019, approximately 20% of total revenues for the nine months ended September 30, 2020, and approximately 19% of total revenues for the nine months ended September 30, 2019.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2020 (as restated)	27%	73%	100%
Three months ended September 30, 2019	25%	75%	100%
Nine months ended September 30, 2020 (as restated)	25%	75%	100%
Nine months ended September 30, 2019	25%	75%	100%

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited):

Three months ended September 30, 2020	Commercial	Residential	Total
	(restated)		(restated)
Rental income	$8,092	$21,948	$30,040
Total revenues	8,092	21,948	30,040
Property operating expenses	1,025	6,842	7,867
Real estate taxes and insurance	1,917	5,546	7,463
General and administrative	234	2,063	2,297
Depreciation and amortization	1,117	4,817	5,934
Total operating expenses	4,293	19,268	23,561
Gain on termination of lease	838	—	838
Income from operations	$4,637	$2,680	$7,317

Three months ended September 30, 2019	Commercial	Residential	Total
Rental income	$7,323	$22,117	$29,440
Total revenues	7,323	22,117	29,440
Property operating expenses	1,119	6,238	7,357
Real estate taxes and insurance	1,532	5,208	6,740
General and administrative	259	1,645	1,904
Depreciation and amortization	959	3,970	4,929
Total operating expenses	3,869	17,061	20,930
Income from operations	$3,454	$5,056	$8,510

Nine months ended September 30, 2020	Commercial	Residential	Total
	(restated)		(restated)
Rental income	$23,168	$69,345	$92,513
Total revenues	23,168	69,345	92,513
Property operating expenses	3,060	18,834	21,894
Real estate taxes and insurance	4,853	16,252	21,105
General and administrative	1,083	6,241	7,324
Depreciation and amortization	3,228	14,136	17,364
Total operating expenses	12,224	55,463	67,687
Gain on termination of lease	838	—	838
Income from operations	$11,782	$13,882	$25,664

Nine months ended September 30, 2019	Commercial	Residential	Total
Rental income	$21,503	$64,035	$85,538
Total revenues	21,503	64,035	85,538
Property operating expenses	3,296	18,371	21,667
Real estate taxes and insurance	4,004	14,174	18,178
General and administrative	947	5,204	6,151
Depreciation and amortization	2,876	11,192	14,068
Total operating expenses	11,123	48,941	60,064
Income from operations	$10,380	$15,094	$25,474

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2020 (as restated) (unaudited)	$282,291	$941,877	$1,224,168
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2020	$2,072	$8,135	$10,207
2019	1,764	6,928	8,692

Nine months ended September 30,
2020	$6,084	$23,890	$29,974
2019	5,219	19,957	25,176

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2020 and 2019, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2020	$2,669	$8,703	$11,372
2019	2,145	10,822	12,967

Nine months ended September 30,
2020	$7,063	$18,631	$25,694
2019	4,292	32,678	36,970

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

Income Statement for the Three Months Ended September 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Less: Clover House	2019 excluding Clover House	Increase (decrease)%
	(restated)		(restated)
Revenues
Residential rental income	$21,948	$1,691	$20,257	$22,117	$378	$21,739	$(1,482)	(6.8)%
Commercial rental income	8,092	4	8,088	7,323	—	7,323	765	10.4%
Total revenues	30,040	1,695	28,345	29,440	378	29,062	(717)	(2.5)%
Operating Expenses
Property operating expenses	7,867	327	7,540	7,357	323	7,034	506	7.2%
Real estate taxes and insurance	7,463	383	7,080	6,740	73	6,667	413	6.2%
General and administrative	2,297	106	2,191	1,904	98	1,806	385	21.3%
Depreciation and amortization	5,934	584	5,350	4,929	145	4,784	566	11.8%
Total operating expenses	23,561	1,400	22,161	20,930	639	20,291	1,870	9.2%
Gain on termination of lease	838	—	838	—	—	—	838	NM
Income from operations	7,317	295	7,022	8,510	(261)	8,771	(1,749)	(19.9)%
Interest expense, net	(10,207)	(755)	(9,452)	(8,692)	(62)	(8,630)	822	9.5%
Net (loss) income	$(2,890)	$(460)	$(2,430)	$(182)	$(323)	$141	$(2,571)	(1,823.4)%

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

Commercial rental income, excluding Clover House, increased from $7,323 for the three months ended September 30, 2019, to $8,088 for the three months ended September 30, 2020, primarily due to an adjustment in straight line rent at the 141 Livingston Street property and the commencement of a new lease at the 250 Livingston Street property, partially offset by changes in straight line rent at the Tribeca House and Aspen properties.

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

General and administrative. General and administrative expenses, excluding Clover House, increased from $1,806 for the three months ended September 30, 2019, to $2,191 for the three months ended September 30, 2020, primarily due to an increase in non-cash LTIP amortization expense.

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

Net (loss) income. As a result of the foregoing, net (loss) income, excluding Clover House, decreased from net income of $141 for the three months ended September 30, 2019, to net loss of $2,430 for the three months ended September 30, 2020.

Income Statement for the Nine Months Ended September 30, 2020 and 2019 (in thousands)

	2020	Less: Clover House	2020 excluding Clover House	2019	Less: Clover House	2019 excluding Clover House	Increase (decrease)%
	(restated)		(restated)
Revenues
Residential rental income	$69,345	$5,261	$64,084	$64,035	$378	$63,657	$427	0.7%
Commercial rental income	23,168	13	23,155	21,503	—	21,503	1,652	7.7%
Total revenues	92,513	5,274	87,239	85,538	378	85,160	2,079	2.4%
Operating Expenses
Property operating expenses	21,894	797	21,097	21,667	323	21,344	(247)	(1.2)%
Real estate taxes and insurance	21,105	1,120	19,985	18,178	73	18,105	1,880	10.4%
General and administrative	7,324	435	6,889	6,151	98	6,053	836	13.8%
Depreciation and amortization	17,364	1,749	15,615	14,068	145	13,923	1,692	12.2%
Total operating expenses	67,687	4,101	63,586	60,064	639	59,425	4,161	7.0%
Gain on termination of lease	838	—	838	—	—	—	838	NM
Income from operations	25,664	1,173	24,491	25,474	(261)	25,735	(1,244)	(4.8)%
Interest expense, net	(29,974)	(2,265)	(27,709)	(25,176)	(62)	(25,114)	2,595	10.3%
Loss on modification/extinguishment of debt	(4,228)	—	(4,228)	(1,771)	—	(1,771)	2,457	138.7%
Gain on involuntary conversion	85	—	85	—	—	—	85	NM
Net loss	$(8,453)	$(1,092)	$(7,361)	$(1,473)	$(323)	$(1,150)	$(6,211)	540.1%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income, excluding Clover House, increased from $63,657 for the nine months ended September 30, 2019, to $64,084 for the nine months ended September 30, 2020, primarily due to increases in rental rates at the Flatbush Gardens property as well as the completion of renovations and lease-up of apartments at the 10 West 65th Street property during 2019, partially offset by a decrease in leased occupancy and residential rental rate at the Tribeca House property as a result of the COVID-19 pandemic. Base rent per square foot increased at the Flatbush Gardens property from $24.49 at September 30, 2019, to $25.10 at September 30, 2020. Leased occupancy decreased at the Tribeca House property from 98.2% at September 30, 2019, to 80.1% at September 30, 2020. Base rent per square foot decreased at the Tribeca House property from $70.85 at September 30, 2019, to $65.74 at September 30, 2020.

Commercial rental income, excluding Clover House, increased from $21,503 for the nine months ended September 30, 2019, to $23,155 for the nine months ended September 30, 2020, primarily due to an adjustment in straight line rent at the 141 Livingston Street property and the commencement of a new lease at the 250 Livingston Street property, partially offset by changes in straight line rent at the Tribeca House and Aspen properties.

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

Net loss. As a result of the foregoing, net loss, excluding Clover House, increased from $1,150 for the nine months ended September 30, 2019, to $7,361 for the nine months ended September 30, 2020.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods reported in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 73% and 75% of our revenue for the three and nine months ended September 30, 2020, respectively, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(restated)		(restated)
FFO
Net loss	$(2,890)	$(182)	$(8,453)	$(1,473)
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
FFO	$3,044	$4,747	$8,911	$12,595

AFFO
FFO	$3,044	$4,747	$8,911	$12,595
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	(221)	184	(686)	1,000
Amortization of debt origination costs	302	334	910	1,263
Amortization of LTIP awards	556	325	1,249	1,185
Loss on modification/extinguishment of debt	—	—	4,228	1,771
Gain on involuntary conversion	—	—	(85)	—
Gain on termination of lease	(838)	—	(838)	—
Non-recurring litigation-related expenses	76	87	610	87
Recurring capital spending	(59)	(126)	(442)	(405)
AFFO	$2,850	$5,423	$13,859	$16,777

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(restated)		(restated)
Adjusted EBITDA
Net loss	$(2,890)	$(182)	$(8,453)	$(1,473)
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	(221)	184	(686)	1,000
Amortization of LTIP awards	556	325	1,249	1,185
Interest expense, net	10,207	8,692	29,974	25,176
Loss on modification/extinguishment of debt	—	—	4,228	1,771
Gain on involuntary conversion	—	—	(85)	—
Gain on termination of lease	(838)	—	(838)	—
Non-recurring litigation-related expenses	76	87	610	87
Adjusted EBITDA	$12,814	$13,907	$43,365	$41,095

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(restated)		(restated)
NOI
Income from operations	$7,317	$8,510	$25,664	$25,474
Real estate depreciation and amortization	5,934	4,929	17,364	14,068
General and administrative expenses	2,297	1,904	7,324	6,151
Amortization of real estate tax intangible	120	122	360	361
Amortization of above- and below-market leases	(130)	(250)	(358)	(1,080)
Straight-line rent adjustments	(221)	184	(686)	1,000
Gain on termination of lease	(838)	—	(838)	—
NOI	$14,479	$15,399	$48,830	$45,974

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

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