Form 10-Q
period 2021-03-31
Clipper Realty Inc.
filed 2021-05-10
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

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

●

market and economic conditions affecting occupancy levels, rental rates (including continued declines at one of our properties), the overall market value of our properties, our access to capital and the cost of capital and our ability to refinance indebtedness;

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

●

the impact of the recent restatement of our financial statements for the first three quarters of 2020 and management’s recently identified material weakness in our internal control over financial reporting; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the Securities and Exchange Commission (“SEC”).

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	634,502	630,662
Tenant improvements	3,243	3,121
Furniture, fixtures and equipment	12,278	12,217
Real estate under development	37,637	36,118
Total investment in real estate	1,228,519	1,222,977
Accumulated depreciation	(138,650)	(132,479)
Investment in real estate, net	1,089,869	1,090,498
Cash and cash equivalents	87,952	72,058
Restricted cash	18,244	16,974
Tenant and other receivables, net of allowance for doubtful accounts of $7,199 and $5,993, respectively	8,343	7,002
Deferred rent	2,455	2,454
Deferred costs and intangible assets, net	7,568	7,720
Prepaid expenses and other assets	8,975	11,160
TOTAL ASSETS	$1,223,406	$1,207,866

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,713 and $10,262, respectively	$1,104,479	$1,079,458
Accounts payable and accrued liabilities	12,492	11,725
Security deposits	6,989	6,983
Below-market leases, net	126	157
Other liabilities	6,045	5,429
TOTAL LIABILITIES	1,130,131	1,103,752
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	87,469	87,347
Accumulated deficit	(52,275)	(48,045)
Total stockholders’ equity	35,354	39,462
Non-controlling interests	57,921	64,652
TOTAL EQUITY	93,275	104,114
TOTAL LIABILITIES AND EQUITY	$1,223,406	$1,207,866

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Residential rental income	$21,604	$23,718
Commercial rental income	9,047	7,597
TOTAL REVENUES	30,651	31,315

OPERATING EXPENSES
Property operating expenses	8,642	7,159
Real estate taxes and insurance	7,312	6,864
General and administrative	2,293	2,323
Transaction pursuit costs	60	—
Depreciation and amortization	6,227	5,558
TOTAL OPERATING EXPENSES	24,534	21,904

INCOME FROM OPERATIONS	6,117	9,411

Interest expense, net	(10,217)	(9,788)
Loss on extinguishment of debt	(3,034)	—

Net loss	(7,134)	(377)

Net loss attributable to non-controlling interests	4,430	225
Net loss attributable to common stockholders	$(2,704)	$(152)
Basic and diluted net loss per share	$(0.18)	$(0.01)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,134)	$(377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,171	5,485
Amortization of deferred financing costs	308	304
Amortization of deferred costs and intangible assets	176	192
Amortization of above- and below-market leases	(31)	(99)
Loss on extinguishment of debt	3,034	—
Deferred rent	(1)	(228)
Stock-based compensation	486	158
Bad debt expense	1,178	—
Transaction pursuit costs	60	—
Changes in operating assets and liabilities:
Tenant and other receivables	(2,519)	(563)
Prepaid expenses, other assets and deferred costs	2,101	5,918
Accounts payable and accrued liabilities	2,986	(1,926)
Security deposits	6	67
Other liabilities	616	119
Net cash provided by operating activities	7,437	9,050

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(7,745)	(7,101)
Purchase of interest rate cap	—	(14)
Net cash used in investing activities	(7,745)	(7,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(74,776)	(897)
Proceeds from mortgage notes	100,248	176
Dividends and distributions	(4,191)	(4,276)
Loan issuance and extinguishment costs	(3,809)	—
Net cash provided by (used in) financing activities	17,472	(4,997)

Net increase (decrease) in cash and cash equivalents and restricted cash	17,164	(3,062)
Cash and cash equivalents and restricted cash - beginning of period	89,032	56,932
Cash and cash equivalents and restricted cash - end of period	$106,196	$53,870

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$72,058	$42,500
Restricted cash	16,974	14,432
Total cash and cash equivalents and restricted cash – beginning of period	$89,032	$56,932

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$87,952	$36,298
Restricted cash	18,244	17,572
Total cash and cash equivalents and restricted cash – end of period	$106,196	$53,870

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $393 and $300 in 2021 and 2020, respectively	$9,999	$9,532
Non-cash interest capitalized to real estate under development	16	280
Additions to investment in real estate included in accounts payable and accrued liabilities	1,970	2,581

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

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

As of March 31, 2021, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three months ended March 31, 2021 and 2020, the Company incurred $0.02 million and $0.2 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At March 31, 2021, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Repurchase of Common Stock

In August 2020, the Company’s board of directors (the “Board”) adopted a stock repurchase program to permit the repurchase of up to an aggregate of $10.0 million in outstanding shares of the Company’s common stock. Under the repurchase program, the Company was permitted to repurchase its common stock at any time, or from time to time. The Company anticipated funding for the program to come from available sources of liquidity, including cash on hand and future cash flow. The repurchase program permitted shares to be repurchased in open market or private transactions, through block trades or otherwise. The number of shares repurchased and the timing, manner, price and amount of any repurchases was to be determined at the Company’s discretion, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses of capital and the Company’s financial performance. The repurchase program was permitted to be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate by the Company. These factors could also affect the timing and amount of share repurchases. The repurchase program did not obligate the Company to repurchase any particular number of shares. On November 24, 2020, the Company completed the stock repurchase program. During the year ended December 31, 2020, the Company repurchased and retired 1,751,444 shares of common stock under the repurchase program for a total purchase price of approximately $10.0 million.

3. Significant Accounting Policies

Segments

At March 31, 2021, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2021.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements (in years)	10	–	44
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures and equipment (in years)	10	–	15

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2021 and 2020, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

As of March 31, 2021 and December 31, 2020, there were 1,735,563 and 1,410,371 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $9.61 and $9.90 per unit, respectively. As of March 31, 2021, and December 31, 2020, there was $4.6 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2021, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.

In March 2021, the Company granted employees and non-employee directors 222,298 and 102,894 LTIP units, respectively, with a weighted-average grant date fair value of $8.34 per unit.

Transaction Pursuit Costs

Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2021, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2021 and 2020, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2021 or 2020.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator
Net loss attributable to common stockholders	$(2,704)	$(152)
Less: income attributable to participating securities	(165)	(84)
Subtotal	$(2,869)	$(236)
Denominator
Weighted-average common shares outstanding	16,063	17,815

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.01)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the three months ended March 31, 2021; therefore, this guidance did not have a material impact on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

In January 2021, FASB issued ASU 2021-01, “Reference Rate Reform” (Topic 848). ASU 2021-01 modifies ASC 848 (ASU 2020-04), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not expect the adoption of ASU 2021-01 to have a material impact on its consolidated financial statements.

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

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Deferred costs	$348	$348
Above-market leases	—	—
Lease origination costs	1,102	1,078
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,020	10,996
Less accumulated amortization	(3,452)	(3,276)
Total deferred costs and intangible assets, net	$7,568	$7,720

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $56 and $73 for the three months ended March 31, 2021 and 2020, respectively; $10 of deferred costs were written off during the three months ended March 31, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $120 and $119 for the three months ended March 31, 2021 and 2020, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $0 and $30 for the three months ended March 31, 2021 and 2020, respectively, is included in commercial rental income in the consolidated statements of operations. $444 of fully amortized above-market leases was written off during the three months ended March 31, 2020.

Deferred costs and intangible assets as of March 31, 2021, amortize in future years as follows:

2021 (Remainder)	$528
2022	676
2023	567
2024	551
2025	540
Thereafter	4,706
Total	$7,568

5. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Below-market leases	$785	$785
Less accumulated amortization	(659)	(628)
Below-market leases, net	$126	$157

Rental income included amortization of below-market leases of $31 and $129 for the three months ended March 31, 2021 and 2020, respectively.

Below-market leases as of March 31, 2021, amortize in future years as follows:

2021 (Remainder)	$73
2022	35
2023	18
Total	$126

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2021	December 31, 2020

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	—	74,241
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	—
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	65,122	65,485
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,447	33,619
1010 Pacific Street, Brooklyn, NY (h)	6/24/2021	LIBOR + 3.60%	20,623	20,375
Total debt			$1,115,192	$1,089,720
Unamortized debt issuance costs			(10,713)	(10,262)
Total debt, net of unamortized debt issuance costs			$1,104,479	$1,079,458

(a) The $329,000 mortgage note agreement with New York Community Bank (“NYCB”), entered into on May 8, 2020, matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(b) The $125,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on May 31, 2019, matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

(c) On February 18, 2021, the Company refinanced the $79,500 mortgage note agreement with NYCB, with a $100,000, ten-year secured first mortgage note with Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

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

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender that will provide up to $2,987 for eligible pre-development and carrying costs, of which $2,023 was drawn as of March 31, 2021. The notes mature on June 24, 2021, require interest-only payments and bear interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of March 31, 2021). The Company has guaranteed this mortgage note and has complied with the financial covenants therein. The Company is in negotiations with third parties to refinance the notes with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2021:

2021 (Remainder)	$22,225
2022	2,215
2023	2,296
2024	2,374
2025	2,468
Thereafter	1,083,614
Total	$1,115,192

The Company recognized a loss on extinguishment of debt of $3,034 during the quarter ended March 31, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2021, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2021 (Remainder)	$22,313
2022	30,279
2023	29,042
2024	28,663
2025	22,976
Thereafter	11,639
Total	$144,912

The Company has commercial leases with the City of New York that comprised approximately 25% and 18% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued liabilities, security deposits and notes payable. The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued liabilities, and security deposits reported in the consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of notes payable, which are classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,115,192	$1,089,720
Estimated fair value	$1,159,344	$1,204,201

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

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument were recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and were recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument were recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during the three months ended March 31, 2020. Fair value of the Clover House instrument did not change during the three months ended March 31, 2020. Decrease in fair value of the 1010 Pacific Street instrument of $14 for the three months ended March 31, 2020, was capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of March 31, 2021, and December 31, 2020, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, current estimates of fair value may differ from the amounts presented herein.

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

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company’s deadline to answer or otherwise respond to the complaint in Horn has been extended to May 21, 2021.

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

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic; several of our other properties experienced declines in leased occupancy as well. Certain of the Company’s commercial tenants have requested and received partial rent deferrals during the pandemic (the total deferred amount at March 31, 2021, was $0.9 million); such deferrals are recorded in line with the leasing standard under ASC 840. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout of vaccines, precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2021	30%	70%	100%
Three months ended March 31, 2020	24%	76%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $66 and $88 for the three months ended March 31, 2021 and 2020, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $41 and $2 for the three months ended March 31, 2021 and 2020, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $404 and $5 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company’s income from operations by segment for the three months ended March 31, 2021 and 2020, is as follows (unaudited):

Three months ended March 31, 2021	Commercial	Residential	Total
Rental income	$9,047	$21,604	$30,651
Total revenues	9,047	21,604	30,651
Property operating expenses	1,119	7,523	8,642
Real estate taxes and insurance	1,896	5,416	7,312
General and administrative	299	1,994	2,293
Transaction pursuit costs	60	—	60
Depreciation and amortization	1,243	4,984	6,227
Total operating expenses	4,617	19,917	24,534
Income from operations	$4,430	$1,687	$6,117

Three months ended March 31, 2020	Commercial	Residential	Total
Rental income	$7,597	$23,718	$31,315
Total revenues	7,597	23,718	31,315
Property operating expenses	1,137	6,022	7,159
Real estate taxes and insurance	1,491	5,373	6,864
General and administrative	337	1,986	2,323
Depreciation and amortization	1,019	4,539	5,558
Total operating expenses	3,984	17,920	21,904
Income from operations	$3,613	$5,798	$9,411

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2021 (unaudited)	$304,842	$918,564	$1,223,406
December 31, 2020	282,789	925,077	1,207,866

The Company’s interest expense by segment for the three months ended March 31, 2021 and 2020, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2021	$2,076	$8,141	$10,217
2020	1,987	7,801	9,788

The Company’s capital expenditures by segment for the three months ended March 31, 2021 and 2020, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2021	$2,370	$3,172	$5,542
2020	1,783	4,288	6,071

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

As of March 31, 2021, the Company owns:

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

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property has experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic; several of our other properties experienced declines in leased occupancy as well. Certain of our commercial tenants have requested and received partial rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across our portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout of vaccines, precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the first quarter of 2021 was 96.2%. At March 31, 2021, our properties were 95% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2020 and year-to-date 2021 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended March 31, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$21,604	$23,718	$(2,114)	(8.9)%
Commercial rental income	9,047	7,597	1,450	19.1%
Total revenues	30,651	31,315	(664)	(2.1)%
Operating Expenses
Property operating expenses	8,642	7,159	1,483	20.7%
Real estate taxes and insurance	7,312	6,864	448	6.5%
General and administrative	2,293	2,323	(30)	(1.3)%
Transaction pursuit costs	60	—	60	NM
Depreciation and amortization	6,227	5,558	669	12.0%
Total operating expenses	24,534	21,904	2,630	12.0%
Income from operations	6,117	9,411	(3,294)	(35.0)%
Interest expense, net	(10,217)	(9,788)	429	4.4%
Loss on extinguishment of debt	(3,034)	—	3,034	NM
Net loss	$(7,134)	$(377)	$(6,757)	1,792.3%

Revenue. Residential rental income decreased from $23,718 for the three months ended March 31, 2020, to $21,604 for the three months ended March 31, 2021, primarily due to decreases in rental rates and leased occupancy at the Tribeca House property as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Tribeca House property from $70.75 (99.6% leased occupancy) at March 31, 2020, to $62.43 (96.5% leased occupancy) at March 31, 2021.

Commercial rental income increased from $7,597 for the three months ended March 31, 2020, to $9,047 for the three months ended March 31, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020, partially offset by the termination of certain leases at the Tribeca House property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $7,159 for the three months ended March 31, 2020, to $8,642 for the three months ended March 31, 2021, primarily due to increases in the provision for bad debt across the portfolio due to the impact of COVID-19 and increases utility costs across the portfolio, partially offset by decreases in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $6,864 for the three months ended March 31, 2020, to $7,312 for the three months ended March 31, 2021, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses were essentially flat for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Transaction pursuit costs.   Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

Depreciation and amortization. Depreciation and amortization expense increased from $5,558 for the three months ended March 31, 2020, to $6,227 for the three months ended March 31, 2021, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, increased from $9,788 for the three months ended March 31, 2020, to $10,217 for the three months ended March 31, 2021. The increase primarily resulted from the refinancing of the Flatbush Gardens property in May 2020 and the 141 Livingston Street property in February 2021. Interest expense included amortization of loan costs of $308 and $304 for the three months ended March 31, 2021 and 2020, respectively.

Loss on extinguishment of debt.   Loss on extinguishment of debt for the three months ended March 31, 2021, related to the refinancing of the 141 Livingston Street loan in February 2021; the amount included the write-off of unamortized debt costs of $3,034.

Net loss. As a result of the foregoing, net loss increased from $377 for the three months ended March 31, 2020, to $7,134 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had $1,104.5 million of indebtedness (net of unamortized issuance costs) secured by our properties, $88.0 million of cash and cash equivalents, and $18.2 million of restricted cash. See Note 6 of the accompanying “Notes to Condensed Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2021 and 2020, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.2 million and $4.3 million, respectively.

Cash Flows for the Three Months Ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities	$7,437	$9,050
Investing activities	(7,745)	(7,115)
Financing activities	17,472	(4,997)

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2021 and 2020, were as follows:

Net cash flow provided by operating activities was $7,437 for the three months ended March 31, 2021, compared to $9,050 for the three months ended March 31, 2020. The net decrease during the 2021 period reflected a decrease of $1,188 of cash flow from operating results and a decrease of $425 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $7,745 for the three months ended March 31, 2021, compared to $7,115 for the three months ended March 31, 2020. The cash in the respective periods was spent on capital projects (with $14 spent on the purchase of an interest rate cap in the 2020 period).

Net cash provided by financing activities was $17,472 for the three months ended March 31, 2021, compared to $4,997 of net cash used in financing activities for the three months ended March 31, 2020. Cash was provided in the three months ended March 31, 2021, by proceeds from a new loan on the 141 Livingston Street property ($100,000) and additional borrowings related to the development at the 1010 Pacific Street property ($248), partially offset by repayment of the existing loan on the 141 Livingston Street property ($74,241), scheduled debt amortization ($535) and loan issuance and extinguishment costs ($3,809); cash was used in the three months ended March 31, 2020, for scheduled debt amortization ($897), partially offset by additional borrowings related to the development at the 1010 Pacific Street property ($176). The Company paid distributions of $4,191 and $4,276 in the three months ended March 31, 2021 and 2020, respectively.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods reported in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 70% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

While management and the investment community in general believe that presentation of these measures provides useful information to investors, neither FFO, AFFO, Adjusted EBITDA, nor NOI should be considered as an alternative to net income (loss) or income from operations as an indication of our performance. We believe that to understand our performance further, FFO, AFFO, Adjusted EBITDA, and NOI should be compared with our reported net income (loss) or income from operations and considered in addition to cash flows computed in accordance with GAAP, as presented in our consolidated financial statements.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, gain on involuntary conversion, gain on termination of lease and non-recurring litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
FFO
Net loss	$(7,134)	$(377)
Real estate depreciation and amortization	6,227	5,558
FFO	$(907)	$5,181

AFFO
FFO	$(907)	$5,181
Amortization of real estate tax intangible	120	119
Amortization of above- and below-market leases	(31)	(99)
Straight-line rent adjustments	(1)	(228)
Amortization of debt origination costs	308	304
Amortization of LTIP awards	486	158
Transaction pursuit costs	60	—
Loss on extinguishment of debt	3,034	—
Non-recurring litigation-related expenses	59	264
Recurring capital spending	(50)	(145)
AFFO	$3,078	$5,554

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt and non-recurring litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA
Net loss	$(7,134)	$(377)
Real estate depreciation and amortization	6,227	5,558
Amortization of real estate tax intangible	120	119
Amortization of above- and below-market leases	(31)	(99)
Straight-line rent adjustments	(1)	(228)
Amortization of LTIP awards	486	158
Interest expense, net	10,217	9,788
Transaction pursuit costs	60	—
Loss on extinguishment of debt	3,034	—
Non-recurring litigation-related expenses	59	264
Adjusted EBITDA	$13,037	$15,183

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition and other costs, transaction pursuit costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases, less gain on termination of lease. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
NOI
Income from operations	$6,117	$9,411
Real estate depreciation and amortization	6,227	5,558
General and administrative expenses	2,293	2,323
Transaction pursuit costs	60	—
Amortization of real estate tax intangible	120	119
Amortization of above- and below-market leases	(31)	(99)
Straight-line rent adjustments	(1)	(228)
NOI	$14,785	$17,084

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies” of our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $20.6 million of 1010 Pacific Street debt outstanding as of March 31, 2021 (the 1010 Pacific Street interest rate cap matured in December 2020), that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $20.6 million of variable rate debt as of March 31, 2021, would impact annual net income by approximately $0.2 million.

The fair value of the Company’s notes payable was approximately $1,159.3 million and $1,204.2 million as of March 31, 2021, and December 31, 2020, respectively.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

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

Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for straight-line rent associated with the reassessment of the lease term. We believe these measures will remediate the material weakness noted. While we have completed some of these measures as of the date of this report, we have not completed all measures. The material weakness has not been fully remediated as of the date of the filing of this Form 10-Q. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 9, “Commitments and Contingencies” of our consolidated financial statements for a discussion of legal proceedings.

ITEM 1A.   RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of March 31, 2021, and there have been no material changes to those risk factors for the three months ended March 31, 2021. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.   OTHER INFORMATION

On May 4, 2021, Michael Frenz informed the Company of his resignation as Chief Financial Officer of the Company effective May 11, 2021.  Lawrence Kreider, Jr., the Company’s previous Chief Financial Officer, will become Chief Financial Officer effective upon Mr. Frenz’s resignation. Mr. Frenz will continue with the Company for a short period of time to assist with the transition.

Mr. Kreider and the Company have entered into an employment agreement pursuant to which Mr. Kreider is entitled to (i) a base salary of $340,000 per year, (ii) an annual cash incentive bonus with a target bonus opportunity of 44% of annual base salary, (iii) eligibility for long-term incentive compensation with a target annual amount of $150,000, and (iv) participation in the Company’s employee benefit and welfare plans.

Mr. Kreider, age 73, previously served as Chief Financial Officer of the Company from August 2015 until his retirement in June 2019, following which he served as a consultant to the Company through June 2020 to assist the Company’s executive management, finance and accounting teams with the transition of the responsibilities of the Chief Financial Officer to Mr. Frenz. Previously, Mr. Kreider was Chief Financial Officer of Cedar Realty Trust from 2007 to 2011, where he had direct responsibility for all aspects of the company’s financial operations. From 2001 to 2007, Mr. Kreider was Senior Vice President, Chief Financial Officer, Chief Information Officer and Chief Accounting Officer for Affordable Residential Communities. From 1999 to 2001, Mr. Kreider was Senior Vice President of Finance for Warnaco Group Inc. and, in 2000 and 2001, President of Warnaco Europe. From 1986 to 1999, Mr. Kreider held several senior finance positions with Revlon, Inc., as Senior Vice President, Controller and Chief Accounting Officer, and with MacAndrews & Forbes Holdings. Prior to 1986, he held senior finance positions with Zale Corporation, Johnson Matthew Jewelry Corporation and Refinement International Company. Mr. Kreider began his career with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Kreider holds a Bachelor of Arts from Yale University and a Master’s of Business Administration from the Stanford Graduate School of Business.

In connection with Mr. Kreider’s retirement from the Company and his provision of consulting services, he received a prorated bonus (through the date of his retirement) for 2019 in the form of a long-term incentive plan award of 5,800 long-term incentive plan units vesting on June 30, 2019. Additionally, the Company accelerated the vesting of Mr. Kreider’s restricted long-term incentive plan units so that they vested in full on June 30, 2019.

There are no family relationships between Mr. Kreider and any of the directors and executive officers of the Company, nor are there any transactions in which Mr. Kreider has an interest requiring disclosure under Item 404(a) of Regulation S-K other than as set forth above.

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

CLIPPER REALTY INC.

May 10, 2021	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer