Form 10-Q
period 2021-06-30
Clipper Realty Inc.
filed 2021-08-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 and other reports filed from time to time with the SEC. Clipper Realty Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	637,772	630,662
Tenant improvements	3,406	3,121
Furniture, fixtures and equipment	12,356	12,217
Real estate under development	40,411	36,118
Total investment in real estate	1,234,804	1,222,977
Accumulated depreciation	(144,870)	(132,479)
Investment in real estate, net	1,089,934	1,090,498
Cash and cash equivalents	85,035	72,058
Restricted cash	13,258	16,974
Tenant and other receivables, net of allowance for doubtful accounts of $8,116 and $5,993, respectively	6,653	7,002
Deferred rent	2,507	2,454
Deferred costs and intangible assets, net	7,391	7,720
Prepaid expenses and other assets	9,087	11,160
TOTAL ASSETS	$1,213,865	$1,207,866

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,387 and $10,262, respectively	$1,104,535	$1,079,458
Accounts payable and accrued liabilities	11,169	11,725
Security deposits	6,970	6,983
Below-market leases, net	94	157
Other liabilities	4,449	5,429
TOTAL LIABILITIES	1,127,217	1,103,752
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	87,707	87,347
Accumulated deficit	(55,026)	(48,045)
Total stockholders’ equity	32,841	39,462
Non-controlling interests	53,807	64,652
TOTAL EQUITY	86,648	104,114
TOTAL LIABILITIES AND EQUITY	$1,213,865	$1,207,866

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Residential rental income	$21,573	$23,679	$43,177	$47,397
Commercial rental income	9,098	7,479	18,145	15,076
TOTAL REVENUES	30,671	31,158	61,322	62,473

OPERATING EXPENSES
Property operating expenses	7,221	6,868	15,863	14,027
Real estate taxes and insurance	7,363	6,778	14,675	13,642
General and administrative	2,802	2,704	5,095	5,027
Transaction pursuit costs	—	—	60	—
Depreciation and amortization	6,289	5,872	12,516	11,430
TOTAL OPERATING EXPENSES	23,675	22,222	48,209	44,126

INCOME FROM OPERATIONS	6,996	8,936	13,113	18,347

Interest expense, net	(10,366)	(9,979)	(20,583)	(19,767)
Loss on extinguishment of debt	—	(4,228)	(3,034)	(4,228)
Gain on involuntary conversion	139	85	139	85

Net loss	(3,231)	(5,186)	(10,365)	(5,563)

Net loss attributable to non-controlling interests	2,006	3,092	6,436	3,317
Net loss attributable to common stockholders	$(1,225)	$(2,094)	$(3,929)	$(2,246)
Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.27)	$(0.13)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275
Amortization of LTIP grants	—	—	—	—	—	795	795
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(1,225)	(1,225)	(2,006)	(3,231)
Reallocation of noncontrolling interests	—	—	238	—	238	(238)	—
Balance June 30, 2021	16,063,228	$160	$87,707	$(55,026)	$32,841	$53,807	$86,648

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,094)	(2,094)	(3,092)	(5,186)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,005)	$51,799	$76,519	$128,318

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,365)	$(5,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,404	11,078
Amortization of deferred financing costs	621	608
Amortization of deferred costs and intangible assets	353	592
Amortization of above- and below-market leases	(63)	(228)
Loss on modification/extinguishment of debt	3,034	4,228
Gain on involuntary conversion	(139)	(85)
Deferred rent	(53)	(465)
Stock-based compensation	1,281	693
Bad debt expense	2,078	899
Transaction pursuit costs	60	—
Changes in operating assets and liabilities:
Tenant and other receivables	(1,579)	(4,559)
Prepaid expenses, other assets and deferred costs	1,989	989
Accounts payable and accrued liabilities	378	(2,374)
Security deposits	(13)	6
Other liabilities	(980)	(737)
Net cash provided by operating activities	9,006	5,082

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(12,756)	(13,622)
Insurance proceeds from involuntary conversion	—	111
Purchase of interest rate cap	—	(14)
Net cash used in investing activities	(12,756)	(13,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(75,303)	(247,798)
Proceeds from mortgage notes	100,505	329,424
Dividends and distributions	(8,382)	(8,595)
Loan issuance and extinguishment costs	(3,809)	(5,220)
Net cash provided by financing activities	13,011	67,811

Net increase in cash and cash equivalents and restricted cash	9,261	59,368
Cash and cash equivalents and restricted cash - beginning of period	89,032	56,932
Cash and cash equivalents and restricted cash - end of period	$98,293	$116,300

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$72,058	$42,500
Restricted cash	16,974	14,432
Total cash and cash equivalents and restricted cash – beginning of period	$89,032	$56,932

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$85,035	$88,253
Restricted cash	13,258	28,047
Total cash and cash equivalents and restricted cash – end of period	$98,293	$116,300

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $794 and $679 in 2021 and 2020, respectively	$20,165	$19,482
Non-cash interest capitalized to real estate under development	29	546
Additions to investment in real estate included in accounts payable and accrued liabilities	3,255	4,045

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

As of June 30, 2021, the properties owned by the Company consist of the following (collectively, the “Properties”):

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,494 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and six months ended June 30, 2021, the Company incurred $0.04 million and $0.06 million, respectively, and during the three and six months ended June 30, 2020, the Company incurred $0.1 million and $0.3 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At June 30, 2021, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At June 30, 2021, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

Investment in Real Estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as betterments or the life of the related asset will be substantially extended beyond the original life expectancy.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2021.

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

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized over the term of the financing and are recorded in interest expense, net in the consolidated statements of operations. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period the financing transaction is terminated.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2021 and 2020, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

In March 2021, the Company granted employees and non-employee directors 222,298 and 102,894 long-term incentive plan (“LTIP”) units, respectively, with a weighted-average grant date fair value of $8.34 per unit.

In May 2021, the Company recorded forfeitures of 33,389 unvested LTIP units and accelerated vesting of 19,984 LTIP units related to our former Chief Financial Officer in connection with his departure from the Company.

As of June 30, 2021 and December 31, 2020, there were 1,702,174 and 1,410,371 LTIP units outstanding, respectively, with a weighted average grant date fair value of $9.66 and $9.90 per unit, respectively. As of June 30, 2021, and December 31, 2020, there was $3.6 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2021, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2021, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2021 and 2020, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2021 or 2020.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(1,225)	$(2,094)	$(3,929)	$(2,246)
Less: income attributable to participating securities	(165)	(126)	(330)	(210)
Subtotal	$(1,390)	$(2,220)	$(4,259)	$(2,456)
Denominator
Weighted-average common shares outstanding	16,063	17,815	16,063	17,815

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.12)	$(0.27)	$(0.13)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the six months ended June 30, 2021; therefore, this guidance did not have a material impact on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,102	1,078
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,020	10,996
Less accumulated amortization	(3,629)	(3,276)
Total deferred costs and intangible assets, net	$7,391	$7,720

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $56 and $279 for the three months ended June 30, 2021 and 2020, respectively, and $112 and $352 for the six months ended June 30, 2021 and 2020, respectively; $10 of deferred costs were written off during the six months ended June 30, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $121 and $121 for the three months ended June 30, 2021 and 2020, and $241 and $240 for the six months ended June 30, 2021 and 2020, respectively, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2021, amortize in future years as follows:

2021 (Remainder)	$351
2022	676
2023	567
2024	551
2025	540
Thereafter	4,706
Total	$7,391

5. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Below-market leases	$785	$785
Less accumulated amortization	(691)	(628)
Below-market leases, net	$94	$157

Rental income included amortization of below-market leases of $32 and $129 for the three months ended June 30, 2021 and 2020, respectively, and $63 and $258 for the six months ended June 30, 2021 and 2020, respectively.

Below-market leases as of June 30, 2021, amortize in future years as follows:

2021 (Remainder)	$41
2022	35
2023	18
Total	$94

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2021	December 31, 2020

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	—	74,241
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	—
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	64,769	65,485
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,273	33,619
1010 Pacific Street, Brooklyn, NY (h)	8/30/2021	LIBOR + 3.60%	20,880	20,375
Total debt			$1,114,922	$1,089,720
Unamortized debt issuance costs			(10,387)	(10,262)
Total debt, net of unamortized debt issuance costs			$1,104,535	$1,079,458

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

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender to provide up to $2,987 for eligible pre-development and carrying costs, of which $2,280 was drawn as of June 30, 2021. The notes were scheduled to mature on June 24, 2021, required interest-only payments and bore interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of June 30, 2021). The notes were extended in June 2021 with a new maturity date of August 30, 2021. The Company guaranteed this mortgage note and complied with the financial covenants therein.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. If they are not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2021:

2021 (Remainder)	$21,955
2022	2,215
2023	2,296
2024	2,374
2025	2,468
Thereafter	1,083,614
Total	$1,114,922

The Company recognized a loss on extinguishment of debt of $3,034 during the six months ended June 30, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2021, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2021 (Remainder)	$14,892
2022	30,279
2023	29,042
2024	28,663
2025	22,976
Thereafter	11,639
Total	$137,491

The Company has commercial leases with the City of New York that comprised approximately 25% and 19% of total revenues for the three months ended June 30, 2021 and 2020, respectively, and 25% and 19% of total revenues for the six months ended June 30, 2021 and 2020, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,114,922	$1,089,720
Estimated fair value	$1,182,489	$1,204,201

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

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument were recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and were recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument were recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during each of the three and six months ended June 30, 2020. Fair value of the Clover House instrument did not change during each of the three and six months ended June 30, 2020. Decrease in fair value of the 1010 Pacific Street instrument of $0 and $14 for the respective three and six months ended June 30, 2020, is capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of June 30, 2021, and December 31, 2020, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, current estimates of fair value may differ from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case was thereafter remanded to the lower courts, and on May 20, 2021, an appearance was held concerning the determination of any overcharges to which the plaintiffs-tenants are entitled as well as the amount of plaintiffs-tenants’ attorneys’ fees. At such appearance, the court set a schedule for the exchange and filing of information concerning such topics, and oral arguments are scheduled for October 5, 2021.

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

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021.

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

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property experienced a temporary decline in leased occupancy and residential rental rates as a result of the COVID-19 pandemic; several of our other properties experienced similar temporary declines in leased occupancy as well. Certain of the Company’s commercial tenants have requested and received partial rent deferrals during the pandemic (the total deferred amount at June 30, 2021, was $0.8 million); such deferrals are recorded in line with the leasing standard under ASC 840. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout and acceptance rate of vaccines and the emergence of new variants precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2021	30%	70%	100%
Three months ended June 30, 2020	24%	76%	100%
Six months ended June 30, 2021	30%	70%	100%
Six months ended June 30, 2020	24%	76%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $68 and $45 for the three months ended June 30, 2021 and 2020, respectively, and $134 and $133 for the six months ended June 30, 2021 and 2020, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $8 and $14 for the three months ended June 30, 2021 and 2020, respectively, and $(33) and $12 for the six months ended June 30, 2021 and 2020, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $404 for the three months ended June 30, 2021 and 2020 and $0 and $5 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2021 and 2020, is as follows (unaudited):

Three months ended June 30, 2021	Commercial	Residential	Total
Rental income	$9,098	$21,573	$30,671
Total revenues	9,098	21,573	30,671
Property operating expenses	1,112	6,109	7,221
Real estate taxes and insurance	1,893	5,470	7,363
General and administrative	535	2,267	2,802
Depreciation and amortization	1,274	5,015	6,289
Total operating expenses	4,814	18,861	23,675
Income from operations	$4,284	$2,712	$6,996

Three months ended June 30, 2020	Commercial	Residential	Total
Rental income	$7,479	$23,679	$31,158
Total revenues	7,479	23,679	31,158
Property operating expenses	898	5,970	6,868
Real estate taxes and insurance	1,444	5,334	6,778
General and administrative	512	2,192	2,704
Depreciation and amortization	1,092	4,780	5,872
Total operating expenses	3,946	18,276	22,222
Income from operations	$3,533	$5,403	$8,936

Six months ended June 30, 2021	Commercial	Residential	Total
Rental income	$18,145	$43,177	$61,322
Total revenues	18,145	43,177	61,322
Property operating expenses	2,231	13,632	15,863
Real estate taxes and insurance	3,789	10,886	14,675
General and administrative	834	4,261	5,095
Transaction pursuit costs	60	—	60
Depreciation and amortization	2,517	9,999	12,516
Total operating expenses	9,431	38,778	48,209
Income from operations	$8,714	$4,399	$13,113

Six months ended June 30, 2020	Commercial	Residential	Total
Rental income	$15,076	$47,397	$62,473
Total revenues	15,076	47,397	62,473
Property operating expenses	2,035	11,992	14,027
Real estate taxes and insurance	2,936	10,706	13,642
General and administrative	849	4,178	5,027
Depreciation and amortization	2,111	9,319	11,430
Total operating expenses	7,931	36,195	44,126
Income from operations	$7,145	$11,202	$18,347

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2021 (unaudited)	$303,595	$910,270	$1,213,865
December 31, 2020	282,789	925,077	1,207,866

The Company’s interest expense by segment for the three and six months ended June 30, 2021 and 2020, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2021	$2,106	$8,260	$10,366
2020	2,025	7,954	9,979

Six months ended June 30,
2021	$4,182	$16,401	$20,583
2020	4,012	15,755	19,767

The Company’s capital expenditures by segment for the three and six months ended June 30, 2021 and 2020, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2021	$1,804	$4,505	$6,309
2020	2,611	5,640	8,251

Six months ended June 30,
2021	$4,174	$7,677	$11,851
2020	4,394	9,928	14,322

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

As of June 30, 2021, the Company owns:

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

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property experienced a temporary decline in leased occupancy and residential rental rate as a result of the COVID-19 pandemic; several of our other properties experienced declines in leased occupancy as well. Certain of our commercial tenants have requested and received partial rent deferrals during the pandemic. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across our portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout and acceptance rate of vaccines and the emergence of new variants precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the second quarter of 2021 was 96%. At June 30, 2021, our properties were 94% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2020 and year-to-date 2021 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended June 30, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$21,573	$23,679	$(2,106)	(8.9)%
Commercial rental income	9,098	7,479	1,619	21.6%
Total revenues	30,671	31,158	(487)	(1.6)%
Operating Expenses
Property operating expenses	7,221	6,868	353	5.1%
Real estate taxes and insurance	7,363	6,778	585	8.6%
General and administrative	2,802	2,704	98	3.6%
Depreciation and amortization	6,289	5,872	417	7.1%
Total operating expenses	23,675	22,222	1,453	6.5%
Income from operations	6,996	8,936	(1,940)	(21.7)%
Interest expense, net	(10,366)	(9,979)	387	3.9%
Loss on modification/extinguishment of debt	—	(4,228)	(4,228)	(100)%
Gain on involuntary conversion	139	85	54	63.5%
Net loss	$(3,231)	$(5,186)	$1,955	(37.7)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income decreased from $23,679 for the three months ended June 30, 2020, to $21,573 for the three months ended June 30, 2021, primarily due to decreases in rental rates at the Tribeca House and Clover House properties as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Tribeca House property from $70.43 at June 30, 2020, to $60.14 (97% leased occupancy) at June 30, 2021. Base rent per square foot decreased at the Clover House property from $72.05 at June 30, 2020, to $60.90 at June 30, 2021.

Commercial rental income increased from $7,479 for the three months ended June 30, 2020, to $9,098 for the three months ended June 30, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020, partially offset by the termination of certain leases at the Tribeca House property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $6,868 for the three months ended June 30, 2020, to $7,221 for the three months ended June 30, 2021, primarily due to increases in the provision for bad debt across the portfolio due to the impact of COVID-19 partially offset by decrease in payroll costs at the Flatbush Gardens property.

Real estate taxes and insurance.   Real estate taxes and insurance expenses increased from $6,778 for the three months ended June 30, 2020, to $7,363 for the three months ended June 30, 2021, due to increased real estate taxes and property insurance across the portfolio.

General and administrative.   General and administrative expenses increased from $2,704 for the three months ended June 30, 2020, to $2,802 for the three months ended June 30, 2021, primarily due to increases in payroll and non-cash LTIP amortization expense, partially offset by a decrease in legal expenses.

Depreciation and amortization. Depreciation and amortization expense increased from $5,872 for the three months ended June 30, 2020, to $6,289 for the three months ended June 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net.   Interest expense, net, increased from $9,979 for the three months ended June 30, 2020, to $10,366 for the three months ended June 30, 2021. The increase primarily resulted from the refinancing of the Flatbush Gardens property in May 2020 and the 141 Livingston Street property in February 2021 which resulted in higher outstanding loan balances. Interest expense included amortization of loan costs of $313 and $304 for the three months ended June 30, 2021 and 2020, respectively.

Loss on modification/extinguishment of debt. Loss on modification/extinguishment of debt for the three months ended June 30, 2020, related to the refinancing of the Flatbush Gardens loan in May 2020; the amount included charges for early termination resulting in the write off of certain debt costs.

Net loss. As a result of the foregoing, net loss decreased from $5,186 for the three months ended June 30, 2020, to $3,231 for the three months ended June 30, 2021.

Income Statement for the Six Months Ended June 30, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$43,177	$47,397	$(4,220)	(8.9)%
Commercial rental income	18,145	15,076	3,069	20.4%
Total revenues	61,322	62,473	(1,151)	(1.8)%
Operating Expenses
Property operating expenses	15,863	14,027	1,836	13.1%
Real estate taxes and insurance	14,675	13,642	1,033	7.6%
General and administrative	5,095	5,027	68	1.4%
Transaction pursuit costs	60	—	60	NM
Depreciation and amortization	12,516	11,430	1,086	9.5%
Total operating expenses	48,209	44,126	4,083	9.3%
Income from operations	13,113	18,347	(5,234)	(28.5)%
Interest expense, net	(20,583)	(19,767)	816	4.1%
Loss on modification/extinguishment of debt	(3,034)	(4,228)	(1,194)	(28.2)%
Gain on involuntary conversion	139	85	54	63.5%
Net loss	$(10,365)	$(5,563)	$(4,802)	86.3%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income decreased from $47,397 for the six months ended June 30, 2020, to $43,177 for the six months ended June 30, 2021, primarily due to decreases in rental rates at the Tribeca House and Clover House properties as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Tribeca House property from $70.43 at June 30, 2020, to $60.14 (97% leased occupancy) at June 30, 2021. Base rent per square foot decreased at the Clover House property from $72.05 at June 30, 2020, to $60.90 at June 30, 2021.

Commercial rental income increased from $15,076 for the six months ended June 30, 2020, to $18,145 for the six months ended June 30, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020, partially offset by the termination of certain leases at the Tribeca House property.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $14,027 for the six months ended June 30, 2020, to $15,863 for the six months ended June 30, 2021, primarily due to increases in the provision for bad debt across the portfolio due to the impact of COVID-19 and increases in utilities across the portfolio, partially offset by decreases in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses, increased from $13,642 for the six months ended June 30, 2020, to $14,675 for the six months ended June 30, 2021, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses were essentially flat for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 primarily reflecting an increase in non-cash LTIP amortization offset by a decrease in legal costs.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

Depreciation and amortization. Depreciation and amortization expense increased from $11,430 for the six months ended June 30, 2020, to $12,516 for the six months ended June 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net.   Interest expense, net, increased from $19,767 for the six months ended June 30, 2020, to $20,583 for the six months ended June 30, 2021. The increase primarily resulted from the refinancing of the Flatbush Gardens property in May 2020 and the 141 Livingston Street property in February 2021 which resulted in higher outstanding loan balances. Interest expense included amortization of loan costs of $621 and $608 for the six months ended June 30, 2021 and 2020, respectively.

Loss on modification/extinguishment of debt. Loss on modification/extinguishment of debt related to the refinancing of the 141 Livingston Street loan in February 2021 and the Flatbush Gardens loan in May 2020. The amount included charges for early termination and extinguishment of debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by units at the Flatbush Gardens property.

Net loss. As a result of the foregoing, net loss increased from $5,563 for the six months ended June 30, 2020, to $10,365 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had $1,104.5 million of indebtedness (net of unamortized issuance costs) secured by our properties, $85.0 million of cash and cash equivalents, and $13.3 million of restricted cash. See Note 6 of the accompanying “Notes to Condensed Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings.

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot provide assurance that this will be the case. Our ability to secure additional debt will depend on several factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will depend on several factors as well, including general market conditions for REITs and market perceptions about our company.

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

Distributions

To qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended June 30, 2021 and 2020, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.2 million and $4.3 million, respectively, and during the six months ended June 30, 2021 and 2020, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $8.4 million and $8.6 million, respectively.

Cash Flows for the Six Months Ended June 30, 2021 and 2020 (in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities	$9,006	$5,082
Investing activities	(12,756)	(13,525)
Financing activities	13,011	67,811

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2021 and 2020, were as follows:

Net cash flow provided by operating activities was $9,006 for the six months ended June 30, 2021, compared to $5,082 for the six months ended June 30, 2020. The net increase during the 2021 period reflects improvements in commercial rent collections and timing of installment insurance payments.

Net cash used in investing activities was $12,756 for the six months ended June 30, 2021, compared to $13,525 for the six months ended June 30, 2020. The decrease in spending reflects completion of several major projects at the Company’s operating properties in 2020 partially offset by increased spending at the 1010 Pacific development property in 2021.

Net cash provided by financing activities was $13,011 for the six months ended June 30, 2021, compared to $67,811 for the six months ended June 30, 2020. Cash was provided in the six months ended June 30, 2021 by proceeds from a new loan on the 141 Livingston Street property ($100,000) and additional borrowings related to the development at the 1010 Pacific Street property ($505), partially offset by repayment of the existing loan on the 141 Livingston Street property ($74,241), scheduled debt amortization ($1,062) and loan issuance and extinguishment costs ($3,809); cash was primarily provided in the six months ended June 30, 2020 by proceeds from the refinancing of the Flatbush Gardens property ($329,000), offset by repayment of the existing loan on the property ($246,000), loan issuance and extinguishment costs ($5,220) and scheduled debt amortization ($1,798). The Company paid distributions of $8,382 and $8,595 in the six months ended June 30, 2021 and 2020, respectively.

Income Taxes

No provision has been made for income taxes since all the Company’s operations are held in pass-through entities and accordingly the income or loss of the Company is included in the individual income tax returns of the partners or members.

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our first taxable three months ended March 31, 2015. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We believe that we are organized and operate in a manner that will enable us to qualify and be taxed as a REIT and we intend to continue to operate to satisfy the requirements for qualification as a REIT for federal income tax purposes.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods reported in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 69% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, gain on involuntary conversion, gain on termination of lease and certain litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO
Net loss	$(3,231)	$(5,186)	$(10,365)	$(5,563)
Real estate depreciation and amortization	6,289	5,872	12,516	11,430
FFO	$3,058	$686	$2,151	$5,867

AFFO
FFO	$3,058	$686	$2,151	$5,867
Amortization of real estate tax intangible	121	121	241	240
Amortization of above- and below-market leases	(32)	(129)	(63)	(228)
Straight-line rent adjustments	(52)	(237)	(53)	(465)
Amortization of debt origination costs	313	304	621	608
Amortization of LTIP awards	795	536	1,281	693
Transaction pursuit costs	—	—	60	—
Loss on modification/extinguishment of debt	—	4,228	3,034	4,228
Gain on involuntary conversion	(139)	(85)	(139)	(85)
Certain litigation-related expenses	65	270	124	534
Recurring capital spending	(58)	(238)	(108)	(383)
AFFO	$4,071	$5,456	$7,149	$11,009

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt and certain litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA
Net loss	$(3,231)	$(5,186)	$(10,365)	$(5,563)
Real estate depreciation and amortization	6,289	5,872	12,516	11,430
Amortization of real estate tax intangible	121	121	241	240
Amortization of above- and below-market leases	(32)	(129)	(63)	(228)
Straight-line rent adjustments	(52)	(237)	(53)	(465)
Amortization of LTIP awards	795	536	1,281	693
Interest expense, net	10,366	9,979	20,583	19,767
Transaction pursuit costs	—	—	60	—
Loss on modification/extinguishment of debt	—	4,228	3,034	4,228
Gain on involuntary conversion	(139)	(85)	(139)	(85)
Certain litigation-related expenses	65	270	124	534
Adjusted EBITDA	$14,182	$15,369	$27,219	$30,551

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NOI
Income from operations	$6,996	$8,936	$13,113	$18,347
Real estate depreciation and amortization	6,289	5,872	12,516	11,430
General and administrative expenses	2,802	2,704	5,095	5,027
Transaction pursuit costs	—	—	60	—
Amortization of real estate tax intangible	121	121	241	240
Amortization of above- and below-market leases	(32)	(129)	(63)	(228)
Straight-line rent adjustments	(52)	(237)	(53)	(465)
NOI	$16,124	$17,267	$30,909	$34,351

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $20.9 million of 1010 Pacific Street debt outstanding as of June 30, 2021 (the 1010 Pacific Street interest rate cap matured in December 2020), that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $20.9 million of variable rate debt as of June 30, 2021, would impact annual net income by approximately $0.2 million.

The estimated fair value of the Company’s notes payable was approximately $1,182.5 million and $1,204.2 million as of June 30, 2021, and December 31, 2020, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

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

Management has completed implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for straight-line rent associated with the reassessment of the lease term. Management is in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2021, and there have been no material changes to those risk factors for the three and six months ended June 30, 2021. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
*†10.1	Employment Agreement, dated May 11, 2021, between Clipper Realty Inc. and Lawrence Kreider

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

† Indicates management contract or compensation plan

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

August 9, 2021	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer