Form 10-Q
period 2021-09-30
Clipper Realty Inc.
filed 2021-11-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	644,520	630,662
Tenant improvements	3,406	3,121
Furniture, fixtures and equipment	12,418	12,217
Real estate under development	45,968	36,118
Total investment in real estate	1,247,171	1,222,977
Accumulated depreciation	(151,264)	(132,479)
Investment in real estate, net	1,095,907	1,090,498
Cash and cash equivalents	59,130	72,058
Restricted cash	29,104	16,974
Tenant and other receivables, net of allowance for doubtful accounts of $8,323 and $5,993, respectively	7,893	7,002
Deferred rent	2,579	2,454
Deferred costs and intangible assets, net	7,261	7,720
Prepaid expenses and other assets	9,742	11,160
TOTAL ASSETS	$1,211,616	$1,207,866
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $12,103 and $10,262, respectively	$1,102,492	$1,079,458
Accounts payable and accrued liabilities	16,611	11,725
Security deposits	6,855	6,983
Below-market leases, net	61	157
Other liabilities	5,889	5,429
TOTAL LIABILITIES	1,131,908	1,103,752
Equity: Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	87,898	87,347
Accumulated deficit	(57,847)	(48,045)
Total stockholders’ equity	30,211	39,462
Non-controlling interests	49,497	64,652
TOTAL EQUITY	79,708	104,114
TOTAL LIABILITIES AND EQUITY	$1,211,616	$1,207,866

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Residential rental income	$21,341	$21,948	$64,518	$69,345
Commercial rental income	9,290	8,092	27,435	23,168
TOTAL REVENUES	30,631	30,040	91,953	92,513

OPERATING EXPENSES
Property operating expenses	6,684	7,867	22,547	21,894
Real estate taxes and insurance	7,853	7,463	22,528	21,105
General and administrative	2,684	2,297	7,779	7,324
Transaction pursuit costs	—	—	60	—
Depreciation and amortization	6,452	5,934	18,968	17,364
TOTAL OPERATING EXPENSES	23,673	23,561	71,882	67,687

Gain on termination of lease	—	838	—	838

INCOME FROM OPERATIONS	6,958	7,317	20,071	25,664

Interest expense, net	(10,375)	(10,207)	(30,958)	(29,974)
Loss on extinguishment of debt	—	—	(3,034)	(4,228)
Gain on involuntary conversion	—	—	139	85

Net loss	(3,417)	(2,890)	(13,782)	(8,453)

Net loss attributable to non-controlling interests	2,122	1,723	8,558	5,040
Net loss attributable to common stockholders	$(1,295)	$(1,167)	$(5,224)	$(3,413)
Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.36)	$(0.21)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

Three Six and Nine Months Ended September 30, 2021 and 2020

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275
Amortization of LTIP grants	—	—	—	—	—	795	795
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(1,225)	(1,225)	(2,006)	(3,231)
Reallocation of noncontrolling interests	—	—	238	—	238	(238)	—
Balance June 30, 2021	16,063,228	$160	$87,707	$(55,026)	$32,841	$53,807	$86,648
Amortization of LTIP grants	—	—	—	—	—	665	665
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,295)	(1,295)	(2,122)	(3,417)
Reallocation of noncontrolling interests	—	—	191	—	191	(191)	—
Balance September 30, 2021	16,063,228	$160	$87,898	$(57,847)	$30,211	$49,497	$79,708

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2019	17,814,672	$178	$93,431	$(36,375)	$57,234	$84,549	$141,783
Amortization of LTIP grants	—	—	—	—	—	158	158
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,584)	(4,276)
Net loss	—	—	—	(152)	(152)	(225)	(377)
Reallocation of noncontrolling interests	—	—	30	—	30	(30)	—
Balance March 31, 2020	17,814,672	$178	$93,461	$(38,219)	$55,420	$81,868	$137,288
Amortization of LTIP grants	—	—	—	—	—	535	535
Dividends and distributions	—	—	—	(1,692)	(1,692)	(2,627)	(4,319)
Net loss	—	—	—	(2,094)	(2,094)	(3,092)	(5,186)
Reallocation of noncontrolling interests	—	—	165	—	165	(165)	—
Balance June 30, 2020	17,814,672	$178	$93,626	$(42,005)	$51,799	$76,519	$128,318
Repurchase of common stock	(45,858)		(271)		(271)		(271)
Amortization of LTIP grants	—	—	—	—	—	556	556
Dividends and distributions	—	—	—	(1,693)	(1,693)	(2,634)	(4,327)
Net loss	—	—	—	(1,167)	(1,167)	(1,723)	(2,890)
Reallocation of noncontrolling interests	—	—	257	—	257	(257)	—
Balance September 30, 2020	17,768,814	$178	$93,612	$(44,865)	$48,925	$72,461	$121,386

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,782)	$(8,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,798	16,939
Amortization of deferred financing costs	934	910
Amortization of deferred costs and intangible assets	531	785
Amortization of above- and below-market leases	(96)	(358)
Loss on modification/extinguishment of debt	3,034	4,228
Gain on involuntary conversion	(139)	(85)
Gain on termination of lease	—	(838)
Deferred rent	(125)	(686)
Stock-based compensation	1,946	1,249
Bad debt expense	2,278	1,558
Transaction pursuit costs	60	—
Changes in operating assets and liabilities:
Tenant and other receivables	(3,169)	(5,429)
Prepaid expenses, other assets and deferred costs	1,286	2,341
Accounts payable and accrued liabilities	1,601	(1,299)
Security deposits	(128)	(491)
Other liabilities	460	(125)
Net cash provided by operating activities	13,489	10,246

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(20,803)	(24,885)
Insurance proceeds from involuntary conversion	150	111
Purchase of interest rate cap	—	(14)
Net cash used in investing activities	(20,653)	(24,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(240)
Payments of mortgage notes	(96,889)	(248,706)
Proceeds from mortgage notes	121,764	329,671
Dividends and distributions	(12,570)	(12,922)
Loan issuance and extinguishment costs	(5,939)	(5,220)
Net cash provided by financing activities	6,366	62,583

Net (decrease) increase in cash and cash equivalents and restricted cash	(798)	48,041
Cash and cash equivalents and restricted cash - beginning of period	89,032	56,932
Cash and cash equivalents and restricted cash - end of period	$88,234	$104,973

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$72,058	$42,500
Restricted cash	16,974	14,432
Total cash and cash equivalents and restricted cash – beginning of period	$89,032	$56,932

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$59,130	$82,856
Restricted cash	29,104	22,117
Total cash and cash equivalents and restricted cash – end of period	$88,234	$104,973

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,257 and $1,065 in 2021 and 2020, respectively	$30,262	$29,576
Non-cash interest capitalized to real estate under development	130	813
Additions to investment in real estate included in accounts payable and accrued liabilities	7,474	3,887

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

1. Organization

The Company was organized in the state of Maryland on July 7, 2015. As of September 30, 2021, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and nine months ended September 30, 2021, the Company incurred $0.04 million and $0.1 million, respectively, and during the three and nine months ended September 30, 2020, the Company incurred $0.1 million and $0.4 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At September 30, 2021, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

3. Significant Accounting Policies

Segments

At September 30, 2021, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2021.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2021 and 2020, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

As of September 30, 2021 and December 31, 2020, there were 1,702,174 and 1,410,371 LTIP units outstanding, respectively, with a weighted average grant date fair value of $9.66 and $9.90 per unit, respectively. As of September 30, 2021, and December 31, 2020, there was $2.9 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2021, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2021, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2021 and 2020, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2021 or 2020.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(1,295)	$(1,167)	$(5,224)	$(3,413)
Less: income attributable to participating securities	(161)	(134)	(491)	(344)
Subtotal	$(1,456)	$(1,301)	$(5,715)	$(3,757)
Denominator
Weighted-average common shares outstanding	16,063	17,811	16,063	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.08)	$(0.36)	$(0.21)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the nine months ended September 30, 2021; therefore, this guidance did not have a material impact on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, “Leases.” ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. In July 2018, FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which provides minor clarifications and corrections to ASU 2016-02, “Leases (Topic 842).” Further, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. These pronouncements are effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company will adopt this standard effective January 1, 2022. As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. For lease payments deemed uncollectible, the Company will record bad debt expense as a reduction of revenue, which will result in revenues being recognized on a cash basis if it is not probable that the Company will collect substantially all of its lease payments. As lessee, the Company is party to certain office equipment leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard. The Company does not expect the adoption of ASU 2016-2 to have a material impact on its consolidated financial statements.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,150	1,078
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,068	10,996
Less accumulated amortization	(3,807)	(3,276)
Total deferred costs and intangible assets, net	$7,261	$7,720

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $58 and $73 for the three months ended September 30, 2021 and 2020, respectively, and $170 and $425 for the nine months ended September 30, 2021 and 2020, respectively; $10 of deferred costs were written off during the nine months ended September 30, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2021 and 2020, and $361 and $360 for the nine months ended September 30, 2021 and 2020, respectively, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2021, amortize in future years as follows:

2021 (Remainder)	$177
2022	679
2023	569
2024	554
2025	543
Thereafter	4,739
Total	$7,261

5. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Below-market leases	$297	$785
Less accumulated amortization	(236)	(628)
Below-market leases, net	$61	$157

Rental income included amortization of below-market leases of $33 and $130 for the three months ended September 30, 2021 and 2020, respectively, and $96 and $388 for the nine months ended September 30, 2021 and 2020, respectively; $488 of fully amortized below-market leases was written off during the nine months ended September 30, 2021.

Below-market leases as of September 30, 2021, amortize in future years as follows:

2021 (Remainder)	$8
2022	35
2023	18
Total	$61

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2021	December 31, 2020

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	—	74,241
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	—
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	64,413	65,485
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	33,098	33,619
1010 Pacific Street, Brooklyn, NY (h)	8/30/2021	LIBOR + 3.60%	—	20,375
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	21,084	—
Total debt			$1,114,595	$1,089,720
Unamortized debt issuance costs			(12,103)	(10,262)
Total debt, net of unamortized debt issuance costs			$1,102,492	$1,079,458

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36 month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2021:

2021 (Remainder)	$543
2022	2,215
2023	2,296
2024	23,459
2025	2,468
Thereafter	1,083,614
Total	$1,114,595

The Company recognized a loss on extinguishment of debt of $3,034 during the nine months ended September 30, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on modification of debt of $4,228 during the nine months ended September 30, 2020, in connection with the refinancing of debt on the Flatbush Gardens property in May 2020.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2021, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2021 (Remainder)	$7,452
2022	30,279
2023	29,042
2024	28,663
2025	22,976
Thereafter	11,638
Total	$130,050

The Company has commercial leases with the City of New York that comprised approximately 25% and 22% of total revenues for the three months ended September 30, 2021 and 2020, respectively, and 25% and 20% of total revenues for the nine months ended September 30, 2021 and 2020, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,114,595	$1,089,720
Estimated fair value	$1,175,689	$1,204,201

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

These interest rate caps were not designated as hedges. Accordingly, changes in fair value of the 250 Livingston Street instrument were recognized in earnings. Changes in fair value of the Clover House instrument which matured and was written off in May 2020, were recognized in real estate under development during construction and were recognized in earnings following completion of development. Changes in fair value of the 1010 Pacific Street instrument were recognized in real estate under development. Fair value of the 250 Livingston Street instrument did not change during each of the three and nine months ended September 30, 2020. Fair value of the Clover House instrument did not change during each of the three and nine months ended September 30, 2020. Decrease in fair value of the 1010 Pacific Street instrument of $0 and $14 for the respective three and nine months ended September 30, 2020, is capitalized to real estate under development.

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of September 30, 2021, and December 31, 2020, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, current estimates of fair value may differ from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case was thereafter remanded to the lower courts, and on May 20, 2021, an appearance was held concerning the determination of any overcharges to which the plaintiffs-tenants are entitled as well as the amount of plaintiffs-tenants’ attorneys’ fees.  A hearing to determine the amount of rent overcharges due to the plaintiffs took place on October 27, 2021.  In connection therewith, the parties will submit supplemental briefings on or before November 17, 2021, after which time the Judicial Hearing Officer will issue a ruling.  The hearing date in connection with the plaintiffs’ attorneys’ fees will occur on a date to be determined. Additionally, the Company has reason to believe that the plaintiffs’ purported engagement letter did not authorize the plaintiffs’ attorneys to proceed on their behalf in this action, insofar as the plaintiffs did not individually execute such engagement letter.  On this basis, the Company intends to make a motion in the fourth quarter of 2021 to dismiss the action.

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

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property experienced a temporary decline in leased occupancy and residential rental rates as a result of the COVID-19 pandemic; several of our other properties experienced similar temporary declines in leased occupancy as well. Certain of the Company’s commercial tenants have requested and received partial rent deferrals during the pandemic (the total deferred amount at September 30, 2021, was $0.7 million); such deferrals are recorded in line with the leasing standard under ASC 840. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout and acceptance rate of vaccines and the emergence of new variants precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s business, financial condition, liquidity, and results of operations.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2021	30%	70%	100%
Three months ended September 30, 2020	27%	73%	100%
Nine months ended September 30, 2021	30%	70%	100%
Nine months ended September 30, 2020	25%	75%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $66 and $66 for the three months ended September 30, 2021 and 2020, respectively, and $200 and $199 for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $8 and $(63) for the three months ended September 30, 2021 and 2020, respectively, and $(25) and $(52) for the nine months ended September 30, 2021 and 2020, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $200 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $604 and $5 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2021 and 2020, is as follows (unaudited):

Three months ended September 30, 2021	Commercial	Residential	Total
Rental income	$9,290	$21,341	$30,631
Total revenues	9,290	21,341	30,631
Property operating expenses	1,183	5,501	6,684
Real estate taxes and insurance	1,999	5,854	7,853
General and administrative	507	2,177	2,684
Depreciation and amortization	1,294	5,158	6,452
Total operating expenses	4,983	18,690	23,673
Income from operations	$4,307	$2,651	$6,958

Three months ended September 30, 2020	Commercial	Residential	Total
Rental income	$8,092	$21,948	$30,040
Total revenues	8,092	21,948	30,040
Property operating expenses	1,025	6,842	7,867
Real estate taxes and insurance	1,917	5,546	7,463
General and administrative	234	2,063	2,297
Depreciation and amortization	1,117	4,817	5,934
Total operating expenses	4,293	19,268	23,561
Gain on termination of lease	838	—	838
Income from operations	$4,637	$2,680	$7,317

Nine months ended September 30, 2021	Commercial	Residential	Total
Rental income	$27,435	$64,518	$91,953
Total revenues	27,435	64,518	91,953
Property operating expenses	3,414	19,133	22,547
Real estate taxes and insurance	5,788	16,740	22,528
General and administrative	1,341	6,438	7,779
Transaction pursuit costs	60	—	60
Depreciation and amortization	3,811	15,157	18,968
Total operating expenses	14,414	57,468	71,882
Income from operations	$13,021	$7,050	$20,071

Nine months ended September 30, 2020	Commercial	Residential	Total
Rental income	$23,168	$69,345	$92,513
Total revenues	23,168	69,345	92,513
Property operating expenses	3,060	18,834	21,894
Real estate taxes and insurance	4,853	16,252	21,105
General and administrative	1,083	6,241	7,324
Depreciation and amortization	3,228	14,136	17,364
Total operating expenses	12,224	55,463	67,687
Gain on termination of lease	838	—	838
Income from operations	$11,782	$13,882	$25,664

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2021 (unaudited)	$310,278	$901,338	$1,211,616
December 31, 2020	282,789	925,077	1,207,866

The Company’s interest expense by segment for the three and nine months ended September 30, 2021 and 2020, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2021	$2,591	$7,784	$10,375
2020	2,072	8,135	10,207

Nine months ended September 30,
2021	$6,773	$24,185	$30,958
2020	6,084	23,890	29,974

The Company’s capital expenditures by segment for the three and nine months ended September 30, 2021 and 2020, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2021	$651	$11,716	$12,367
2020	2,669	8,703	11,372

Nine months ended September 30,
2021	$4,825	$19,393	$24,218
2020	7,063	18,631	25,694

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

As of September 30, 2021, the Company owns:

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

On August 10, 2021, the Company refinanced the existing 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36 month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 37.9% of the aggregate distributions, and profits and losses from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 10 West 65th Street property and the 1010 Pacific Street property.

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

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the third quarter of 2021 was 96%. At September 30, 2021, our properties were 94% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2020 and year-to-date 2021 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended September 30, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$21,341	$21,948	$(607)	(2.8)%
Commercial rental income	9,290	8,092	1,198	14.8%
Total revenues	30,631	30,040	(591)	(2.0)%
Operating Expenses
Property operating expenses	6,684	7,867	(1,183)	(15)%
Real estate taxes and insurance	7,853	7,463	390	5.2%
General and administrative	2,684	2,297	387	16.8%
Depreciation and amortization	6,452	5,934	518	8.7%
Total operating expenses	23,673	23,561	112	0.5%
Gain on termination of lease		838	(838)	(100)%
Income from operations	6,958	7,317	(359)	(4.9)%
Interest expense, net	(10,375)	(10,207)	168	1.7%
Net loss	$(3,417)	$(2,890)	$(527)	(18.2)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income decreased from $21,948 for the three months ended September 30, 2020, to $21,341 for the three months ended September 30, 2021, primarily due to a decrease in rental rates at the Clover House property and a decrease in occupancy at Flatbush Gardens as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Clover House property from $67.56 at September 30, 2020, to $61.63 (98.7% leased occupancy) at September 30, 2021. Occupancy at Flatbush Gardens decreased from 96.3% at September 30, 2020, to 92.6% at September 30, 2021.

Commercial rental income increased from $8,092 for the three months ended September 30, 2020, to $9,290 for the three months ended September 30, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased from $7,867 for the three months ended September 30, 2020, to $6,684 for the three months ended September 30, 2021, primarily due to decreases in costs related to apartment turnover expenses, a decrease in the provision for bad debt across the portfolio and a decrease in payroll costs at the Flatbush Gardens property.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $7,463 for the three months ended September 30, 2020, to $7,853 for the three months ended September 30, 2021, due to increases in property insurance costs across the portfolio.

General and administrative. General and administrative expenses increased from $2,297 for the three months ended September 30, 2020, to $2,684 for the three months ended September 30, 2021, primarily due to increases in payroll and non-cash LTIP amortization expense.

Depreciation and amortization.   Depreciation and amortization expense increased from $5,934 for the three months ended September 30, 2020, to $6,452 for the three months ended September 30, 2021, due to additions in real estate across the portfolio.

Gain on termination of lease. Gain on termination of lease represents the write-off of unamortized assets and liabilities in relation to the termination of a lease at the Tribeca House property in 2020.

Interest expense, net.   Interest expense, net, increased from $10,207 for the three months ended September 30, 2020, to $10,375 for the three months ended September 30, 2021. The increase primarily resulted from the refinancing of the 141 Livingston Street property in February 2021 which resulted in higher outstanding loan balances. Interest expense included amortization of loan costs of $313 and $302 for the three months ended September 30, 2021 and 2020, respectively.

Net loss. As a result of the foregoing, net loss increased from $2,890 for the three months ended September 30, 2020, to $3,417 for the three months ended September 30, 2021.

Income Statement for the Nine Months Ended September 30, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$64,518	$69,345	$(4,827)	(7.0)%
Commercial rental income	27,435	23,168	4,267	18.4%
Total revenues	91,953	92,513	(560)	(0.6)%
Operating Expenses
Property operating expenses	22,547	21,894	653	3.0%
Real estate taxes and insurance	22,528	21,105	1,423	6.7%
General and administrative	7,779	7,324	455	6.2%
Transaction pursuit costs	60	—	60	100%
Depreciation and amortization	18,968	17,364	1,604	9.2%
Total operating expenses	71,882	67,687	4,195	6.2%
Gain on termination of lease	—	838	(838)	(100)%
Income from operations	20,071	25,664	(5,593)	(21.8)%
Interest expense, net	(30,958)	(29,974)	984	3.3%
Loss on modification/extinguishment of debt	(3,034)	(4,228)	(1,194)	(28.2)%
Gain on involuntary conversion	139	85	54	63.5%
Net loss	$(13,782)	$(8,453)	$(5,329)	(63.1)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue.   Residential rental income decreased from $69,345 for the nine months ended September 30, 2020, to $64,518 for the nine months ended September 30, 2021, primarily due to a decrease in rental rates at the Clover House property and a decrease in occupancy at Flatbush Gardens as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Clover House property from $67.56 at September 30, 2020, to $61.63 (98.7% leased occupancy) at September 30, 2021. Occupancy at Flatbush Gardens decreased from 96.3% at September 30, 2020, to 92.6% at September 30, 2021.

Commercial rental income increased from $23,168 for the nine months ended September 30, 2020, to $27,435 for the nine months ended September 30, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020, partially offset by the termination of certain leases at the Tribeca House property.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased from $21,894 for the nine months ended September 30, 2020, to $22,547 for the nine months ended September 30, 2021, primarily due to increases in the provision for bad debt across the portfolio due to the impact of COVID-19 and increases in utilities across the portfolio, partially offset by decreases in payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses, increased from $21,105 for the nine months ended September 30, 2020, to $22,528 for the nine months ended September 30, 2021, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses increased from $7,324 for the nine months ended September 30, 2020, to $7,779 for the nine months ended September 30, 2021, primarily due to increases in payroll and non-cash LTIP amortization expense, partially offset by a decrease in legal fees.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

Depreciation and amortization.   Depreciation and amortization expense increased from $17,364 for the nine months ended September 30, 2020, to $18,968 for the nine months ended September 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, increased from $29,974 for the nine months ended September 30, 2020, to $30,958 for the nine months ended September 30, 2021. The increase primarily resulted from the refinancing of the Flatbush Gardens property in May 2020 and the 141 Livingston Street property in February 2021 which resulted in higher outstanding loan balances. Interest expense included amortization of loan costs of $934 and $910 for the nine months ended September 30, 2021 and 2020, respectively.

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

Net loss.   As a result of the foregoing, net loss increased from $8,453 for the nine months ended September 30, 2020, to $13,782 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had $1,102.5 million of indebtedness (net of unamortized issuance costs) secured by our properties, $59.1 million of cash and cash equivalents, and $29.1 million of restricted cash. See Note 6 of the accompanying “Notes to Condensed Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

We believe that our current cash flows from operations and cash on hand, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries for at least the next twelve months. However, no assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

Distributions

To qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended September 30, 2021 and 2020, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.2 million and $4.3 million, respectively, and during the nine months ended September 30, 2021 and 2020, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $12.6 million and $12.9 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities	$13,489	$10,246
Investing activities	(20,653)	(24,788)
Financing activities	6,366	62,583

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and 2020, were as follows:

Net cash flow provided by operating activities was $13,489 for the nine months ended September 30, 2021, compared to $10,246 for the nine months ended September 30, 2020. The net increase during the 2021 period reflected a decrease of $1,810 of cash flow from operating results, and an increase of $5,053 of cash generated by operating assets and liabilities.

Net cash used in investing activities was $20,653 for the nine months ended September 30, 2021, compared to $24,788 for the nine months ended September 30, 2020. The decrease in spending reflects completion of several major projects at the Company’s operating properties in 2020 partially offset by increased spending at the 1010 Pacific development property in 2021.

Net cash provided by financing activities was $6,366 for the nine months ended September 30, 2021, compared to $62,583 for the nine months ended September 30, 2020. Cash was provided in the nine months ended September 30, 2021 by proceeds from a new loan on the 141 Livingston Street property ($100,000) and additional borrowings related to the development and refinance at the 1010 Pacific Street property ($21,764), partially offset by repayment of the existing loan on the 141 Livingston Street property ($74,241), repayment of the bridge loan on the 1010 Pacific Street property ($21,054) scheduled debt amortization ($1,594) and loan issuance and extinguishment costs ($5,939); cash was primarily provided in the nine months ended September 30, 2020 by proceeds from the refinancing of the Flatbush Gardens property ($329,000), offset by repayment of the existing loan on the property ($246,000), loan issuance and extinguishment costs ($5,220) scheduled debt amortization ($2,706) and repurchases of common stock ($240). The Company paid distributions of $12,570 and $12,922 in the nine months ended September 30, 2021 and 2020, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO
Net loss	$(3,417)	$(2,890)	$(13,782)	$(8,453)
Real estate depreciation and amortization	6,452	5,934	18,968	17,364
FFO	$3,035	$3,044	$5,186	$8,911

AFFO
FFO	$3,035	$3,044	$5,186	$8,911
Amortization of real estate tax intangible	120	120	361	360
Amortization of above- and below-market leases	(33)	(130)	(96)	(358)
Straight-line rent adjustments	(72)	(221)	(125)	(686)
Amortization of debt origination costs	313	302	934	910
Amortization of LTIP awards	665	556	1,946	1,249
Transaction pursuit costs	—	—	60	—
Loss on modification/extinguishment of debt	—	—	3,034	4,228
Gain on involuntary conversion	—	—	(139)	(85)
Gain on termination of lease	—	(838)	—	(838)
Certain litigation-related expenses	75	76	199	610
Recurring capital spending	(51)	(59)	(159)	(442)
AFFO	$4,052	$2,850	$11,201	$13,859

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA
Net loss	$(3,417)	$(2,890)	$(13,782)	$(8,453)
Real estate depreciation and amortization	6,452	5,934	18,968	17,364
Amortization of real estate tax intangible	120	120	361	360
Amortization of above- and below-market leases	(33)	(130)	(96)	(358)
Straight-line rent adjustments	(72)	(221)	(125)	(686)
Amortization of LTIP awards	665	556	1,946	1,249
Interest expense, net	10,375	10,207	30,958	29,974
Transaction pursuit costs	—	—	60	—
Loss on modification/extinguishment of debt	—	—	3,034	4,228
Gain on involuntary conversion	—	—	(139)	(85)
Gain on termination of lease	—	(838)	—	(838)
Certain litigation-related expenses	75	76	199	610
Adjusted EBITDA	$14,165	$12,814	$41,384	$43,365

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NOI
Income from operations	$6,958	$7,317	$20,071	$25,664
Real estate depreciation and amortization	6,452	5,934	18,968	17,364
General and administrative expenses	2,684	2,297	7,779	7,324
Transaction pursuit costs	—	—	60	—
Amortization of real estate tax intangible	120	120	361	360
Amortization of above- and below-market leases	(33)	(130)	(96)	(358)
Straight-line rent adjustments	(72)	(221)	(125)	(686)
Gain on termination of lease		(838)		(838)
NOI	$16,109	$14,479	$47,018	$48,830

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. To manage this risk, we purchased interest rate caps on the $64.7 million of Clover House debt outstanding (prior to the Clover House debt refinancing on November 8, 2019), the $75.0 million of 250 Livingston Street debt outstanding (prior to the 250 Livingston Street debt refinancing on May 31, 2019) and the $20.9 million of 1010 Pacific Street debt outstanding as of June 30, 2021 (prior to the 1010 Pacific construction refinancing on August 10, 2021)(the 1010 Pacific Street interest rate cap matured in December 2020), that would provide interest rate protection if one-month LIBOR exceeds 3.0% for the Clover House loans, 4.0% for the 250 Livingston Street loan and 3.6% for the 1010 Pacific Street loans.

A one percent change in interest rates on our $21.1 million of variable rate debt as of September 30, 2021, would impact annual net income by approximately $0.2 million.

The estimated fair value of the Company’s notes payable was approximately $1,175.7 million and $1,204.2 million as of September 30, 2021, and December 31, 2020, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Other than the remediated material weakness described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has completed implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures regarding the method for accounting for straight-line rent associated with the reassessment of the lease term. We believe these measures remediates the material weakness noted. We will continue to assess the effectiveness of our remediation in connection with our evaluation of our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of September 30, 2021, and there have been no material changes to those risk factors for the three and nine months ended September 30, 2021. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

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

CLIPPER REALTY INC.

November 9, 2021	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer