Form 10-K
period 2021-12-31
Clipper Realty Inc.
filed 2022-03-15
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2021, closing price of our Class A common stock on the New York Stock Exchange – $93,480,997

As of March 15, 2022, there were 16,063,228 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Proxy Statement relating to its 2022 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

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

●	Our portfolio’s revenue is currently generated from of our seven properties;

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

●

Capital and credit market, including higher interest rates, conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things;

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

As of December 31, 2021, the properties owned by the Company consist of the following (collectively, the “Properties”):

•	Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,494 rentable units and approximately 1,749,000 square feet of residential rental GLA;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

•	Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA;

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

•	953 Dean Street (“Dean Street”) in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA.

See “Descriptions of Our Properties” in Item 2 for a detailed discussion of the Company’s properties.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2021, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 37.9% of the aggregate distributions from the LLC subsidiaries.

The Company’s revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 70% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2021, agencies of the City of New York leased approximately 17% of the total rentable square feet in our portfolio, representing approximately 22% of our total portfolio’s annualized rent.

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

Business and Growth Strategies

Our primary business objective is to enhance stockholder value by increasing cash flow from operations and total return to stockholders through the following strategies:

●	Increase existing below-market rents – capitalize on the successful repositioning of our portfolio and solid market fundamentals to increase rents at several of our properties.

●	Disciplined acquisition strategy – opportunistically acquire additional properties, with a focus on premier submarkets and assets, by utilizing the significant experience of our senior management team.

●	Proactive asset and property management – utilize our proactive, service-intensive approach to help increase occupancy and rental rates, and manage operating expenses.

●	Redevelop assets – execute on our targeted capital program to selectively redevelop properties and achieve rent growth in an expedited fashion.

Competitive Strengths

We believe that the following competitive strengths distinguish us from other owners and operators of multifamily residential and commercial properties:

●	Diverse portfolio of properties in the New York metropolitan area, which is characterized by supply constraints, high barriers to entry, near- and long-term prospects for job creation, vacancy absorption and long-term rental rate growth.

●	Expertise in redeveloping and managing multifamily residential properties.

●	Experienced management team with a proven track record over generations in New York real estate.

●	Balance sheet well-positioned for future growth.

●	Strong internal rent growth prospects

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

Government Regulation

The Company and its properties are subject to government regulations including, but not limited to real property, rental and environmental regulations such as the New York State Real Property Law and the New York State Real Property Tax Law. Additionally, numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings including, as discussed below, the Housing Stability and Tenant Protection Act of 2019 which affects rent-stabilized apartments in New York City. In addition, certain COVID-19 pandemic and measures enacted by governmental authorities to curb its spread negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area; The Americans With Disabilities Act requires us to meet federal requirements related to access and use by disabled persons and the FHAA requires our buildings to comply with design and construction requirements for disabled access.  Our buildings are also subject to certain New York City environmental regulations which require us to meet certain environmental criteria over various periods of time.

Environmental Social and Governance

The Company believes that its success is dependent upon the diverse backgrounds of its employees and strives to build a culture that is collaborative, diverse, supportive and inclusive. In furtherance of that goal, the company provides diversity equity and inclusion training as part of its annual harassment training for both supervisors and non-supervisors.

The Company places a high value on the physical and mental health of its employees. The Company provides employees with competitive compensation and a wide range of benefits including comprehensive medical and dental insurance coverage, short and long-term disability benefits, a 401(K) retirement program with matching, vacation, sick and personal leave, flexible work arrangements, flexible savings accounts, and other benefits.

The Company’s properties provide essential services to the communities in which they are located and the Company understands that they play an important role in making these communities better places to live and work. The Company is committed to making a positive impact in its communities and engages in community activities such as hosting and/or sponsoring free or not-for-profit activities at its properties.

The health and safety of the Company’s employees and their families remains a top priority, along with the health and safety of the Company’s tenants and the communities they serve. In response to the COVID-19 pandemic, during 2020, the Company transitioned many of its employees to working remotely and successfully executed its business continuity plan with no disruption to its core financial, operational, and IT systems. During 2021, the corporate office reopened and has accommodated employee’s individual needs as the pandemic has evolved. The Company also established and continues to follow safety protocols and procedures at all of its properties in accordance with guidelines established by the Centers for Disease Control and state guidelines, including increased cleaning, protecting tenants during cleaning, physical distancing procedures, requiring facial coverings when recommended, and upgrading HVAC units at some of the Company’s properties. Further, the Company was in communication with its residential tenants and assisted them in identifying local, state and federal resources that were available to aid with rental payments during the pandemic.

The Company has also been working to identify areas where it can improve the carbon footprint of its properties. At some of its properties, in both common areas and tenant units, the Company has replaced older electric fixtures with LED lighting. Vehicles which have been used to assist with operations at some of the properties have been replaced with electric scooters. During 2020 and 2021 the Company has replaced the roofs at many of its properties with insulated roofs to help reduce heat buildup and thereby lower electric costs during the summer months. For properties in development, the Company is working with its vendors to obtain environmental friendly products and materials.

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

Human Capital Resources

As of December 31, 2021, we had 144 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2022. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2022. The Local 32BJ Service Employees International Union commercial building contract is in effect through December 31, 2023. The Building Maintenance Employees Union, Local 486 contract is in effect through February 28, 2023.

The Company believes that its success is dependent upon the diverse backgrounds of its employees and strives to build a culture that is collaborative, diverse, supportive and inclusive. In furtherance of that goal, the company provides diversity equity and inclusion training as part of its annual harassment training for both supervisors and non-supervisors.

       The Company places a high value on the physical and mental health of its employees. The Company provides employees with competitive compensation and a wide range of benefits including comprehensive medical and dental insurance coverage, short and long-term disability benefits, a 401(K) retirement program with matching, vacation, sick and personal leave, flexible work arrangements, flexible savings accounts, and other benefits.

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

Risks Related to Real Estate

The ongoing COVID-19 pandemic, and measures intended to curb its spread, have had and could continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread have negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area; for example, in 2021, the Flatbush Gardens property has experienced a decline in leased occupancy, certain programs intended to provide rent relief have extended tenant eviction protections for nonpayment, New York tenant courts have limited their availability in 2020 and 2021 and certain of our commercial tenants requested and received partial rent deferrals in 2020 through 2021, during the pandemic. In some cases, we may restructure rent and other obligations under our leases with our tenants on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures, including moratoriums on or suspensions of eviction proceedings, imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, if governmental restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents are re-imposed, such restrictions may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

The COVID-19 pandemic has caused, and may continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the COVID-19 pandemic. Additionally, the United States, state and local governments may reinstitute lockdowns to control the further spread of the virus. In addition, the continued deterioration of global economic conditions as a result of the COVID-19 pandemic may ultimately result in a further decrease in occupancy levels and rental rates across our portfolio as residents and commercial tenants reduce their spending and replacement tenants become harder to find.

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

In addition, we are subject to claims from tenants that the rent charged by us exceeds the amount permitted by rent stabilization. Although we believe that all of our rents are compliant with applicable rent stabilization regulation, tenants have in the past made claims that their rents exceed the maximum rent that could be charged under rent stabilization. These claims include claims that the annual increases in the maximum rent have in the past been inapplicable as a result of a failure to provide essential services by us or the prior owners. The number of these claims may increase as our rents approach the maximum rent that could be charged under rent stabilization. Tenants could also claim that our determination that luxury deregulation was applicable to their apartment was incorrect and seek a reduction in rent and/or return of rents paid in excess of the maximum legal rent. Finally, a tenant in an apartment eligible for tax benefits, such as Section 421-g of the Real Property Tax Law, could claim that rent stabilization applies to the tenant’s apartment while those tax benefits are available, even if the apartment is eligible for luxury deregulation. For example, in 2016 and later, certain present and former tenants of apartment units at our Tribeca House properties brought an action against the Company alleging that they were subject to applicable rent stabilization laws. For more information regarding these claims, see “Legal Proceedings.”

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2021, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 17% of the total rentable square feet in our portfolio and approximately 22% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In certain cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

As of December 31, 2021, our portfolio consisted of nine properties, seven of which generated revenues in 2021 – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property and the Clover House property, which accounted for 26.2%, 34.1%, 12.7%, 13.8%, 5.5%, 2.6%, and 5.1%, respectively, of our portfolio’s total revenue for the year ended December 31, 2021. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2021, we had approximately 173,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 68% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2022 (including month-to-month leases). As of December 31, 2021, we had no vacant commercial space, and approximately 10,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or exercise early termination options or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

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

We engage in development or redevelopment activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations.

We engage in development or redevelopment activities with respect to our properties as we believe market conditions dictate. For example, we are currently redeveloping the 1010 Pacific Street property and plan to develop the Dean Street property as fully amenitized residential rental buildings. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment.

If we engage in these activities, we will be subject to certain risks, which could adversely affect us, including our financial condition, cash flow and results of operations. These risks include, without limitation:

●	the availability and pricing of financing on favorable terms or at all;

●	the availability and timely receipt of zoning and other regulatory approvals;

●	the potential for the fluctuation of occupancy rates and rents at development and redeveloped properties, which may result in our investment not being profitable;

●	startup, development and redevelopment costs may be higher than anticipated;

●	cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages); and

●	changes in the pricing and availability of buyers and sellers of such properties.

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

We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition, cash flows and results of operations.

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

Apartment landlords in gentrifying neighborhoods in Brooklyn and other parts of the New York metropolitan area have come under public scrutiny, and in a few cases have been the subject of civil and criminal investigations, for their alleged treatment of tenants who cannot afford the rent increases that often result from neighborhood gentrification and landlord improvements to properties. As disclosed in Note 10, “Commitments and Contingencies”, Clipper Equity is the subject of an investigation by the Office of the Attorney General of the State of New York with respect to its activities, and expects to enter into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates. It is possible that we or members of our management team could come under additional similar public scrutiny or become the target of additional similar investigations, which could lead to negative publicity and require that we expend significant resources to defend ourselves, all of which could adversely affect our operating results and our ability to pay distributions to our stockholders. In addition, if we or our affiliates violate the Assurance of Discontinuance or future regulatory orders or consent decrees, we could be subject to substantial monetary fines and other penalties that could seriously harm our business.

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

Risks Related to Our Business and Operations

Capital and credit market conditions, including higher interest rates, may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2021, we had no corporate debt and $1,144.1 million in property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

We may from time to time be subject to litigation or government investigations that could have an adverse effect on our financial condition, results of operations, cash flow and the market value of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business and are subject to government oversight and actions. Some of these claims and actions or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. Adverse developments in existing litigation claims legal proceedings or government investigations  involving us or new claims or investigations could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, certain litigation or the resolution of certain litigation or investigations may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors.

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

As of December 31, 2021, we had $1,144.1 million of total indebtedness, all of which was property-level debt. See Note 7 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2021, our portfolio consisted of nine properties totaling approximately 3.3 million rentable square feet (plus an approximate 288,000 rentable square feet under development) and was approximately 95% leased (excluding square footage under development). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property, the 1010 Pacific Street property (currently under development) and the Dean Street property (currently under development).

The table below presents an overview of the Company’s portfolio as of December 31, 2021:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased	Annualized December 2021 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,528		390		97.2%	$23.8	$62.13
53 Park Place	Manhattan	1921	86,288		116		100.0%	$5.5	$64.39
Flatbush Gardens complex	Brooklyn	1950	1,748,671		2,494		92.3%	$40.3	$25.12
250 Livingston Street	Brooklyn	1920	26,819		36		97.2%	$1.2	$46.06
Aspen	Manhattan	2004	165,542		232		98.3%	$5.7	$35.60
10 West 65th Street	Manhattan	1939	75,678		82		97.6%	$3.1	$43.84
Clover House	Brooklyn	1959	102,131		158		98.7%	$6.2	$63.41
			2,601,657		3,508		94.1% (2)	$85.8	$35.34	(2)

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1		100.0%	$10.3	$50.00
250 Livingston Street	Brooklyn	1920	342,496		1		100.0%	$14.9	$43.62
			548,580		2		100.0% (2)	$25.2	$46.02	(2)

Retail
50 Murray Street (retail)	Manhattan		44,583		8		96.8%	$2.0	$45.82
50 Murray Street (parking)	Manhattan		24,200		1		100.0%	$1.2	$50.67
53 Park Place (retail)	Manhattan		8,600		1		—	—	—
141 Livingston Street (parking/other)	Brooklyn		14,853		1		100.0%	$0.4	$27.17
250 Livingston Street (retail)	Brooklyn		990		1		100.0%	$0.1	$123.37
250 Livingston Street (parking)	Brooklyn		—		—		—	$0.2	—
Aspen (retail)	Manhattan		21,060		5		100.0%	$0.9	$41.90
Aspen (parking)	Manhattan		—		—		—	—	—
			114,286		17		91.2% (2)	$4.8	$46.63	(2)

Total			3,264,523		3,527		95.0% (2)	$115.8	$35.62	(2)

Real Estate Under Development
1010 Pacific Street	Brooklyn		118,994	(3)	175	(3)
Dean Street	Brooklyn		168,785	(4)	242	(4)

(1) Represents annualized revenue based on December 2021 data.

(2) Represents weighted average.

(3) Land purchase made on November 8, 2019; square footage and number of units based on management’s development estimates.

(4) Land purchase made on December 22, 2021, square footage and number of units based on management’s development estimates

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2022. Excludes residential leases which are generally of one year duration.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2022	2	8,633	$355,283	1.2%
2023	3	35,039	1,950,205	6.5%
2024	1	1,597	76,800	0.3%
2025	3	550,275	25,305,963	84.9%
2026	1	510	18,000	0.1%
2027	3	42,068	1,657,649	5.6%
2028	1	—	55,200	0.2%
2029	—	—	—	—
2030	1	990	91,219	0.3%
2031	1	540	—	—
Thereafter	2	5,911	297,300	0.9%
Total	18	645,563	$29,807,619	100.0%

Descriptions of Our Properties

Tribeca House

The Company purchased the 50 Murray Street and 53 Park Place buildings on December 15, 2014.

These buildings were built in 1964 and 1921, respectively, renovated in 2001, and comprise a total of 506 units which include studio and one- and two-bedroom apartments as well as retail space and parking. The buildings are both full-service luxury rentals which include building finishes such as ceilings as high as 11 feet, stainless steel appliances and granite countertops, and amenities such as a doorman, elevators, landscaped roof deck, rooftop basketball court, tenant lounge, game room, toddlers’ playroom, in-house valet service and screening room. 50 Murray Street includes 390 units and 396,528 square feet and 53 Park Place includes 116 units and 86,288 square feet.

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally managed garage. Tenants include Equinox (a premium fitness club), Starbucks, 7 Eleven and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2021, is approximately five years.

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

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2021. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Flatbush Gardens

Flatbush Gardens is a 59-building complex located along Foster Avenue between Nostrand and Brooklyn Avenues in the East Flatbush neighborhood of Brooklyn. The property’s buildings are located on seven tax parcels. The complex was constructed around 1950 and contains 2,494 studio, one-bedroom, two-bedroom, and three-bedroom apartments, and four below-grade garages. The aggregate site area is 898,940 square feet, the aggregate gross building area is 1,926,180 square feet and the aggregate gross leasable area is 1,748,671 square feet.

Address	Block	Lot	Site Area (Sq. Ft.)	Net Leasable Area (Sq. Ft.)	No. of Units
3101 Foster Avenue	4964	47	60,000	120,276	168
1405 Brooklyn Avenue	5000	200	47,500	90,762	144
1402 Brooklyn Avenue	4981	50	161,655	293,898	420
1368 New York Avenue	4964	40	195,865	354,835	503
3505 Foster Avenue	4967	40	182,300	355,476	504
3202-24 Foster Avenue	4995	30	112,875	239,316	336
1401 New York Avenue	4981	1	138,745	294,108	419
Total			898,940	1,748,671	2,494

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

Property highlights include:

Building Type	•	Residential
Number of Units	•	2,494
Amenities	•	Park-like space between buildings
	•	Parking lots
Nearby Rapid Transit Access	•	MTA Subway 2, 5 trains

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $329.0 million as of December 31, 2021. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

The 141 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $100 million as of December 31, 2021. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2021. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $64.0 million as of December 31, 2021. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

Clover House

In May 2018, the Company purchased the Clover House property in the historic Brooklyn Heights district in Brooklyn for $87.5 million, in vacant condition. The property is located near the Clark Street subway stop, the Brooklyn-Queens Expressway, the Brooklyn Bridge, the Manhattan Bridge and multiple bus lines. The Company completed renovations in 2019 to create 158 well-appointed studio, one- and two-bedroom units across 102,131 square feet, with amenities and indoor parking for 68 cars. Amenities include various unit terraces, a rooftop terrace, a fitness center and a landscaped courtyard.

Property highlights include:

Location	•	107 Columbia Heights
Building Type	•	Residential
Number of Units	•	158
Amenities	•	Courtyard, rooftop terrace, fitness center
Nearby Rapid Transit Access	•	MTA Subway 2, 3, A, C, F trains

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2021. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $32.9 million as of December 31, 2021. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through November 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

In November 2019, the Company purchased the 1010 Pacific Street property in the Prospect Heights neighborhood of Brooklyn for $31 million. The Company intends to redevelop the property as a fully amenitized residential building with approximately 119,000 square feet of leasable area. The building is expected to have 175 total units, 70% of which will be leased at market rates and 30% of which will be designated as affordable housing. The construction process is estimated to take approximately two years.

The 1010 Pacific Street property is encumbered by a group of mortgage notes to AIG Asset Management (U.S.), LLC, entered into in connection with the commencement of construction at the property, with a balance of $21.1 million as of December 31, 2021. The notes, which provide for maximum borrowing of $52.5 million, have a 36 month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.

953 Dean Street

During the period December 2021 through February 2022, the Company purchased the Dean Street property which consists of multiple parcels of land in the Prospect Heights neighborhood of Brooklyn for approximately $44 million. The Company intends to redevelop the property as a fully amenitized residential building with approximately 160,000 square feet of residential leasable area. The building is expected to have 240 residential units, 70% of which will be leased at market rates and 30% of which will be designated as affordable housing. The property will also feature approximately 9,000 square feet of retail space. The construction process is estimated to take approximately two years.

The 953 Dean Street property is encumbered by a mortgage note to Bank Leumi, N.A., entered into in connection with the acquisition of the property, with a balance of $30.0 million as of December 31, 2021. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (4.85% as of December 31, 2021). The Company currently intends to refinance the note with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from February 10, 2017 (the date our common stock began trading on the NYSE) through December 31, 2021, as well as the corresponding returns on an overall stock market index (S&P SmallCap 600) and a peer group index (MSCI US REIT Index). Historical total stockholder return is not necessarily indicative of future results.

Holders

As of February 18, 2022, there were 4,790 holders of record of our common stock.

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

None.

ITEM 6. RESERVED

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

During the period December 2021 through February 2022, the Company purchased the Dean Street property located in Prospect Heights, New York, for approximately $44.0 million.

As of December 31, 2021, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan; and

•	one property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn, to be redeveloped as a residential rental building.

•	a group of properties at 1050 Pacific Street, 1048 Pacific Street, 643 Classon Avenue and 953 Dean Street in the Prospect Heights neighborhood of Brooklyn, to be redeveloped as a residential/retail rental building.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 37.9% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property and the Dean Street property.

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic in 2020 but has since recovered with both occupancy and rental rates in 2021; several of our other properties experienced smaller declines in leased occupancy as well. Certain of our commercial tenants requested rent deferrals during 2020. In some cases, we may restructure rent and other obligations under our leases with tenants on terms that are less favorable to us than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels and rental rates across our portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents uncertainty and risk with respect to our tenants, which could adversely affect the Company’s business, financial condition, liquidity and results of operations.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the fourth quarter of 2021 was 98.0%; for full-year 2021, our rent collection rate was 96.6%. At December 31, 2021, our properties were 95% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants.

Trends

During 2021, several of the Company’s residential properties, which had experienced declines in demand and rental rates as a result of the COVID-19 pandemic, experienced a renewed increase in demand and rental rates, as certain renters returned to the New York metro area. While the average rental rate per square foot at the Tribeca House property at December 31, 2021 was $62.54, down from $64.20 at December 31, 2020, and $70.52 at December 31, 2019, the average rent per square foot for new leases beginning in the second half of 2021 was $74.48. At the Aspen property, average residential rent per square foot increased at December 31, 2021, to $35.60, up from $34.64 at December 31, 2020, compared to $36.60 at December 31, 2019. The average rent per square foot for new leases beginning in the second half of 2021 at the Aspen property was $43.37. At the Clover House property, average residential rent per square foot at December 31, 2021, was $63.41, an increase from $49.36 at December 31, 2020, compared to $69.09 at December 31, 2019. The average rent per square foot for new leases beginning in the second half of 2021 at the Clover House property was $75.38. Although urban office markets have also generally been negatively impacted as a result of the COVID-19 pandemic, with an increase in remote working leading to less demand for office space, the Company’s office properties have not been adversely affected from a rent perspective given its long-term leases with the City of New York. At the 141 Livingston Street property, the City’s annual rent on its lease, which expires at the end of 2025, increased by 25% beginning at the end of December 2020. At the nearby 250 Livingston Street property, the City’s lease, which commenced in August 2020, resulted in an initial 57% increase in blended rent per square foot and a 16% increase in rentable square feet through a remeasurement. Separately, certain of our smaller commercial spaces which were vacated as a result of the COVID-19 pandemic have been released at favorable rental rates.

Throughout 2021, 2020 and 2019, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2021, was approximately 3.8% per annum. Despite recent increases, interest rates continue to be at relatively low levels versus historical norms.

Factors that May Influence Future Results of Operations

We derive approximately 70% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe that we have expertise in operating, renovating and repositioning our properties. As we grow, we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses over time.

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

Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements of the Company included elsewhere herein are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. All significant intercompany transactions and balances are eliminated in consolidation/combination.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2021.

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

Results of Operations

Our focus throughout the years ended December 31, 2021, 2020 and 2019, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations, and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2021 and 2020 (in thousands)

	2021	2020	Increase (decrease)%
Revenues
Residential rental income	$85,771	$90,543	$(4,772)	(5.3)%
Commercial rental income	36,958	32,307	4,651	14.4%
Total revenues	122,729	122,850	(121)	(0.1)%
Operating Expenses
Property operating expenses	28,997	29,902	(905)	(3.0)%
Real estate taxes and insurance	30,449	28,286	2,163	7.6%
General and administrative	10,570	9,728	842	8.7%
Transaction pursuit costs	60	—	60	100%
Depreciation and amortization	25,762	23,630	2,132	9.0%
Total operating expenses	95,838	91,546	4,292	4.7%
Gain on termination of lease	—	838	(838)	(100)%
Litigation settlement and other	(2,730)	—	(2,730)	(100)%
Income from operations	24,161	32,142	(7,981)	(24.8)%
Interest expense, net	(41,284)	(40,228)	1,056	2.6%
Loss on modification/extinguishment of debt	(3,034)	(4,228)	(1,194)	(28.2)%
Gain on involuntary conversion	139	85	54	63.5%
Net loss	$(20,018)	$(12,229)	$(7,789)	63.7%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income decreased from $90,543 for the year ended December 31, 2020, to $85,771 for the year ended December 31, 2021, primarily due to decreases in rental rates at Tribeca House from residual leases entered into early in the pandemic and a decrease in occupancy at Flatbush Gardens as a result of the COVID-19 pandemic. Base rent per square foot decreased at the Tribeca House property from $64.20 (89.7% leased occupancy) at December 31, 2020, to $62.68 (97.8% leased occupancy) at December 31, 2021. Leased occupancy at the Flatbush Gardens property decreased from 94.7% leased at December 31, 2020, to 92.3% leased at December 31, 2021.

Commercial rental income increased from $32,307 for the year ended December 31, 2020, to $36,958 for the year ended December 31, 2021, primarily due to the commencement of a new lease at the 250 Livingston Street property in August 2020.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased from $29,902 for the year ended December 31, 2020, to $28,997 for the year ended December 31, 2021, primarily due to decreases in payroll and security costs at the Flatbush Gardens property as well as an overall decrease in the provision for bad debt across the portfolio, partially offset by increases in utility costs across the portfolio.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased from $28,286 for the year ended December 31, 2020, to $30,449 for the year ended December 31, 2021, primarily due to increased real estate taxes and insurance expense across the portfolio.

General and administrative. General and administrative expenses increased from $9,728 for the year ended December 31, 2020, to $10,570 for the year ended December 31, 2021, primarily due to increases in payroll and non-cash LTIP amortization expense, partially offset by a decrease in legal expenses.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

Depreciation and amortization. Depreciation and amortization expense increased from $23,630 for the year ended December 31, 2020, to $25,762 for the year ended December 31, 2021, due to additions to real estate across the portfolio, partially offset by reduced intangibles amortization at the Tribeca House property.

Gain on termination of lease. Gain on termination of lease represents the write-off of unamortized assets and liabilities in relation to the termination of a lease at the Tribeca House property in 2020.

Litigation settlement and other. Litigation settlement represents an estimated non-recurring expense that the Company will incur in relation to the settlement of itigation related to Real Property Tax Law (“RPTL”) 421-g. The charge is based on NY Supreme Court rulings on March 4, 2022 that established probability and ability to compute the estimated cost.

Interest expense, net. Interest expense, net, increased from $40,228 for the year ended December 31, 2020, to $41,284 for the year ended December 31, 2021. The increase primarily resulted from the refinancing of the Flatbush Gardens property in May 2020 and the 141 Livingston Street property in February 2021 which resulted in higher outstanding loan balances. Interest expense included amortization of loan costs of $1,247 and $1,212 for the years ended December 31, 2021 and 2020, respectively.

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

Net loss. As a result of the foregoing, net loss increased from $12,229 for the year ended December 31, 2020, to $20,018 for the year ended December 31, 2021.

For comparison of the year ended December 31, 2020, to the year ended December 31, 2019, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $1,131.2 million of indebtedness (net of unamortized issuance costs) secured by our properties, $34.5 million of cash and cash equivalents, and $17.7 million of restricted cash. See Note 7 “Notes Payable” of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2021
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	3/6/2031	3.21%	100,000
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	64,047
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	3.375%	32,921
1010 Pacific Street, Brooklyn, NY	9/1/2024	LIBOR + 3.60%	21,084
953 Dean Street, Brooklyn, NY	12/22/2022	Prime Rate + 1.60%	30,000
			$1,144,052

Flatbush Gardens

There is $329.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2021, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2021, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

141 Livingston Street

There is $100.0 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2021, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

Tribeca House

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2021, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $64.0 million in mortgage debt secured by Aspen, as of December 31, 2021, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82.0 million in mortgage debt secured by Clover House as of December 31, 2021, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

There is $32.9 million in mortgage debt secured by 10 West 65th Street as of December 31, 2021, in the form of a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property. The note matures on November 1, 2027, and bears interest at 3.375% through October 2022 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note required interest-only payments through November 2019, and monthly principal and interest payments of approximately $152,000 thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

There is $21.1 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2021, in the form of a group of mortgage notes to AIG Asset Management (U.S.), LLC, entered into in connection with the commencement of construction at the property. The notes, which provide for maximum borrowing of $52.5 million, have a 36 month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.

Dean Street

There is $30.0 million in mortgage debt secured by Dean Street as of December 31, 2021, in the form of a mortgage note to Bank Leumi, N.A., entered into in connection with the acquisition of the property. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bear interest at the prime rate (with a floor of 3.25%) plus 1.60% (4.85% as of December 31, 2021). The Company currently intends to refinance the note with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

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

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2021:

	(in thousands)
	Principal	Interest	Total
2022	32,215	43,315	75,530
2023	2,296	41,792	44,088
2024	23,459	41,577	65,036
2025	2,468	40,689	43,157
2026	2,559	40,598	43,157
Thereafter	1,081,055	159,655	1,240,710
Total	$1,144,052	$367,626	$1,511,678

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the years ended December 31, 2021, 2020 and 2019, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $16.8 million, $17.2 million and $17.1 million, respectively.

Cash Flows for the Years ended December 31, 2021 and 2020 (in thousands)

	Year Ended December 31,
	2021	2020
Operating activities	$10,822	$15,990
Investing activities	(77,944)	(31,714)
Financing activities	30,314	47,824

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020, are as follows:

Net cash provided by operating activities was $10,822 for the year ended December 31, 2021, compared to $15,990 for the year ended December 31, 2020. The decrease during the 2021 period reflected a decrease of $573 of cash generated by operating assets and liabilities (including timing of payments of prepaid expenses and accrued liabilities), plus a decrease of $4,595 of cash flow from operating results.

Net cash used in investing activities was $77,944 for the year ended December 31, 2021, compared to $31,714 for the year ended December 31, 2020. We spent $35,531 and $31,811 on capital projects for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, we received $150 of insurance proceeds from the disposal of assets damaged in a fire at a property and funded $40,548 towards the acquisition of the Dean Street property. For the year ended December 31, 2020, we received $111 of insurance proceeds from the disposal of assets damaged in a fire at a property and funded $14 for the purchase of an interest rate cap.

Net cash provided by financing activities was $30,314 for the year ended December 31, 2021, compared to $47,824 for the year ended December 31, 2020. Cash was primarily provided in the year ended December 31, 2021, by proceeds from a new loan on the 141 Livingston Street, 1010 Pacific Street and Dean Street properties ($151,764), partially offset by repayment of the existing loan on the 141 Livingston and 1010 Pacific Street properties ($95,295) and loan issuance and extinguishment costs ($7,260). In the year ended December 31, 2020, by proceeds from a new loan on the Flatbush Gardens property ($329,000), partially offset by repayment of the existing loan on the Flatbush Gardens property ($246,000), loan issuance and extinguishment costs ($5,220) and funds used to repurchase common stock ($10,002). The Company paid distributions of $16,758 and $17,243 in the years ended December 31, 2021 and 2020, respectively.

For comparison of the year ended December 31, 2020, to the year ended December 31, 2019, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Inflation

During 2021, inflationary pressure, which has been relatively low in recent years in the United States, has affected global markets resulting in higher labor costs, utility costs, insurance costs amongst other operating costs. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 70% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring, replacing or redeveloping properties in the future.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2021	2020	2019
FFO
Net loss	$(20,018)	$(12,229)	$(4,123)
Real estate depreciation and amortization	25,762	23,630	19,649
FFO	$5,744	$11,401	$15,526

AFFO
FFO	$5,744	$11,401	$15,526
Amortization of real estate tax intangible	481	481	482
Amortization of above- and below-market leases	(104)	(390)	(1,180)
Straight-line rent adjustments	(202)	(1,180)	1,211
Amortization of debt origination costs	1,247	1,212	1,687
Amortization of LTIP awards	2,611	1,805	1,510
Transaction pursuit costs	60	—	—
Loss on modification/extinguishment of debt	3,034	4,228	2,432
Gain on involuntary conversion	(139)	(85)	—
Gain on termination of lease	—	(838)	—
Litigation settlement and other	2,730	—	—
Certain litigation-related expenses	299	724	966
Recurring capital spending	(205)	(514)	(593)
AFFO	$15,556	$16,844	$22,041

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, loss on modification/extinguishment of debt and certain litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2021	2020	2019
Adjusted EBITDA
Net loss	$(20,018)	$(12,229)	$(4,123)
Real estate depreciation and amortization	25,762	23,630	19,649
Amortization of real estate tax intangible	481	481	482
Amortization of above- and below-market leases	(104)	(390)	(1,180)
Straight-line rent adjustments	(202)	(1,180)	1,211
Amortization of LTIP awards	2,611	1,805	1,510
Interest expense, net	41,284	40,228	35,187
Transaction pursuit costs	60	—	—
Loss on modification/extinguishment of debt	3,034	4,228	2,432
Gain on involuntary conversion	(139)	(85)	—
Gain on termination of lease	—	(838)	—
Litigation settlement and other	2,730	—	—
Certain litigation-related expenses	299	724	966
Adjusted EBITDA	$55,798	$56,374	$56,134

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2021	2020	2019
NOI
Income from operations	$24,161	$32,142	$33,496
Real estate depreciation and amortization	25,762	23,630	19,649
General and administrative expenses	10,570	9,728	9,167
Transaction pursuit costs	60	—	—
Amortization of real estate tax intangible	481	481	482
Amortization of above- and below-market leases	(104)	(390)	(1,180)
Straight-line rent adjustments	(202)	(1,180)	1,211
Gain on termination of lease	—	(838)	—
Litigation settlement and other	2,730	—	—
NOI	$63,458	$63,573	$62,825

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

A one percent change in interest rates on our $51.1 million of variable rate debt as of December 31, 2021, would impact annual net income by approximately $0.5 million.

At December 31, 2021, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,199.4 million and $1,204.2 million as of December 31, 2021 and 2020, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last quarter covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As long as we qualify as an “emerging growth company” as defined by the Jumpstart our Business Startups Act of 2012, we will not be required to obtain an auditor’s attestation report on our internal controls in future Annual Reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. Accordingly, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2021, we have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan, as amended, and 2015 Director Plan, as amended.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	1,243,448	—	756,552
2015 Director Plan	460,641	—	239,359

Equity compensation plans not approved by security holders	—	—	—
Total	1,704,089	—	995,911

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

10.17*	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Equity LLC and Clipper Realty L.P.

10.18*	Shared Services Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty L.P. and Clipper Equity LLC

10.19*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.20*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.21*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.22*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.23*	Loan Indemnification Agreement, made and entered into as of August 3, 2015, by and among Clipper Realty Inc., Clipper Realty L.P. and the Guarantor defined therein

10.24*	Indemnification Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty Inc., Clipper Realty L.P., and Berkshire Equity LLC

10.25*

Amended and Restated Loan Agreement, made and entered into as of December 15, 2014, by and among 50 Murray Street Acquisition LLC, German American Capital Corporation, and Deutsche Bank AG, New York Branch

10.26*

Joinder, Reaffirmation and Ratification of Guaranty of Recourse Obligations and Environmental Indemnity Agreement, made and entered into as of August 3, 2015, by and among David Bistricer, Trapeze Inc., Clipper Realty L.P., and Deutsche Bank AG, New York Branch

10.27*	Lease, made and entered into as of December 17, 2015, by and between Berkshire Equity LLC and the City of New York.

10.28*	Lease, made and entered into as of January 1, 1997, by and between NPMM Realty Inc. and the City of New York

10.29*	Letter Regarding Option to Renew Lease, dated as of December 28, 2010, from the City of New York to Berkshire Equity LLC

10.30*	Lease Renewal and Amendment Agreement, made and entered into as of December 15, 2016, by and between 250 Livingston Owner, LLC and the City of New York

10.31*	Limited Partnership Agreement of Clipper Realty L.P., dated as of August 3, 2015

10.32*	Amendment No. 3 to Registration Rights Agreement, made and entered into February 2, 2018, between Clipper Realty Inc. and FBR Capital Markets & Co.

10.33***	Loan Agreement, dated February 21, 2018, between 50 Murray Street Acquisition LLC and Deutsche Bank AG, New York Branch

10.34***	First Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz One LLC and Deutsche Bank AG, New York Branch

10.35***	Second Mezzanine Loan Agreement, dated February 21, 2018, between 50 Murray Mezz Two LLC and Deutsche Bank AG, New York Branch

10.36***

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

10.37****	Loan Agreement, dated May 31, 2019, between 250 Livingston Owner LLC and Citi Real Estate Funding Inc.

10.38*****

Amended and Restated Mortgage Note, dated May 8, 2021, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

10.39*****

Mortgage, Assignment of Leases and Rents and Security Agreement, dated May 8, 2020, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F and Renaissance Equity Holdings LLC G, and New York Community Bank

10.40†******	First Amendment to the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.41†*******	First Amendment to the Clipper Realty Inc. 2015 Non-Employee Director Plan

10.42†**********	Employment Agreement, dated May 11, 2021, between Clipper Realty Inc. and Lawrence Kreider

21.1********	List of subsidiaries

23.1********	Consent of BDO USA, LLP

24.1	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2019, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

**********	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021, filed on August 9, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

March 15, 2022	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 15, 2022
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 15, 2022
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 15, 2022
Sam Levinson

/s/ Howard M. Lorber	Director	March 15, 2022
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 15, 2022
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 15, 2022
Roberto A. Verrone

/s/ Richard Burger	Director	March 15, 2022
Richard Burger

/s/ Harmon Spolan	Director	March 15, 2022
Harmon Spolan

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Clipper Realty Inc.
Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 15, 2022

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	649,686	630,662
Tenant improvements	3,406	3,121
Furniture, fixtures and equipment	12,500	12,217
Real estate under development	97,301	36,118
Total investment in real estate	1,303,752	1,222,977
Accumulated depreciation	(158,002)	(132,479)
Investment in real estate, net	1,145,750	1,090,498
Cash and cash equivalents	34,524	72,058
Restricted cash	17,700	16,974
Tenant and other receivables, net of allowance for doubtful accounts of $7,905 and $5,993, respectively	10,260	7,002
Deferred rent	2,656	2,454
Deferred costs and intangible assets, net	7,126	7,720
Prepaid expenses and other assets	15,641	11,160
TOTAL ASSETS	$1,233,657	$1,207,866

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $12,898 and $10,262, respectively	$1,131,154	$1,079,458
Accounts payable and accrued liabilities	19,558	11,725
Security deposits	7,110	6,983
Below-market leases, net	53	157
Other liabilities	5,833	5,429
TOTAL LIABILITIES	1,163,708	1,103,752
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	88,089	87,347
Accumulated deficit	(61,736)	(48,045)
Total stockholders’ equity	26,513	39,462
Non-controlling interests	43,436	64,652
TOTAL EQUITY	69,949	104,114
TOTAL LIABILITIES AND EQUITY	$1,233,657	$1,207,866

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Residential rental income	$85,771	$90,543	$87,386
Commercial rental income	36,958	32,307	28,779
TOTAL REVENUES	122,729	122,850	116,165

OPERATING EXPENSES
Property operating expenses	28,997	29,902	28,887
Real estate taxes and insurance	30,449	28,286	24,966
General and administrative	10,570	9,728	9,167
Transaction pursuit costs	60	—	—
Depreciation and amortization	25,762	23,630	19,649
TOTAL OPERATING EXPENSES	95,838	91,546	82,669

Gain on termination of lease	—	838	—
Litigation settlement and other	(2,730)	—	—

INCOME FROM OPERATIONS	24,161	32,142	33,496

Interest expense, net	(41,284)	(40,228)	(35,187)
Loss on modification/extinguishment of debt	(3,034)	(4,228)	(2,432)
Gain on involuntary conversion	139	85	—

Net loss	(20,018)	(12,229)	(4,123)

Net loss attributable to non-controlling interests	12,431	7,323	2,458
Net loss attributable to common stockholders	$(7,587)	$(4,906)	$(1,665)
Basic and diluted net loss per share	$(0.51)	$(0.31)	$(0.11)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2018	17,812,755	$178	$92,945	$(27,941)	$65,182	$96,303	$161,485

Issuance of common stock	1,917	—	25	—	25	—	25
Redemption of LTIP grants	—	—	(25)	—	(25)	—	(25)
Amortization of LTIP grants	—	—	—	—	—	1,510	1,510
Dividends and distributions	—	—	—	(6,769)	(6,769)	(10,320)	(17,089)
Net loss	—	—	—	(1,665)	(1,665)	(2,458)	(4,123)
Reallocation of non-controlling interests	—	—	486	—	486	(486)	—
Balance December 31, 2019	17,814,672	178	93,431	(36,375)	57,234	84,549	141,783

Repurchase of common stock	(1,751,444)	(18)	(9,984)	—	(10,002)	—	(10,002)
Amortization of LTIP grants	—	—	—	—	—	1,805	1,805
Dividends and distributions	—	—	—	(6,764)	(6,764)	(10,479)	(17,243)
Net loss	—	—	—	(4,906)	(4,906)	(7,323)	(12,229)
Reallocation of non-controlling interests	—	—	3,900	—	3,900	(3,900)	—
Balance December 31, 2020	16,063,228	160	87,347	(48,045)	39,462	64,652	104,114

Amortization of LTIP grants	—	—	—	—	—	2,611	2,611
Dividends and distributions	—	—	—	(6,104)	(6,104)	(10,654)	(16,758)
Net loss	—	—	—	(7,587)	(7,587)	(12,431)	(20,018)
Reallocation of non-controlling interests	—	—	742	—	742	(742)	—
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,018)	$(12,229)	$(4,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,536	23,148	18,956
Amortization of deferred financing costs	1,247	1,212	1,687
Amortization of deferred costs and intangible assets	707	963	1,175
Amortization of above- and below-market leases	(104)	(390)	(1,180)
Loss on modification/extinguishment of debt	3,034	4,228	2,432
Gain on involuntary conversion	(139)	(85)	—
Gain on termination of lease	—	(838)	—
Deferred rent	(202)	(1,180)	1,211
Stock-based compensation	2,611	1,805	1,510
Bad debt expense	1,850	2,543	—
Transaction pursuit costs	60	—	—
Changes in operating assets and liabilities:
Tenant and other receivables	(5,108)	(5,358)	(607)
Prepaid expenses, other assets and deferred costs	(2,639)	3,228	(1,256)
Accounts payable and accrued liabilities	3,456	(1,602)	2,586
Security deposits	127	(587)	933
Other liabilities	404	1,132	448
Net cash provided by operating activities	10,822	15,990	23,772

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(35,531)	(31,811)	(43,774)
Insurance proceeds from involuntary conversion	150	111	—
Sale and purchase of interest rate caps, net	—	(14)	—
Acquisition deposit	(2,015)	—	—
Cash paid in connection with acquisition of real estate	(40,548)	—	(31,129)
Net cash used in investing activities	(77,944)	(31,714)	(74,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(10,002)	—
Payments of mortgage notes	(97,432)	(249,630)	(142,638)
Proceeds from mortgage notes	151,764	329,919	226,457
Dividends and distributions	(16,758)	(17,243)	(17,089)
Loan issuance and extinguishment costs	(7,260)	(5,220)	(4,531)
Net cash provided by financing activities	30,314	47,824	62,199

Net (decrease) increase in cash and cash equivalents and restricted cash	(36,808)	32,100	11,068
Cash and cash equivalents and restricted cash – beginning of period	89,032	56,932	45,864
Cash and cash equivalents and restricted cash – end of period	52,224	$89,032	$56,932

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$72,058	$42,500	$37,028
Restricted cash	16,974	14,432	8,836
Total cash and cash equivalents and restricted cash – beginning of period	$89,032	$56,932	$45,864

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$34,524	$72,058	$42,500
Restricted cash	17,700	16,974	14,432
Total cash and cash equivalents and restricted cash – end of period	$52,224	$89,032	$56,932

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,740, $1,456 and $5,687 in 2021, 2020 and 2019, respectively	$40,227	$39,592	$33,956
Non-cash interest capitalized to real estate under development	343	1,060	956
Additions to investment in real estate included in accounts payable and accrued liabilities	8,566	4,189	3,891

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

On November 8, 2019, the Company completed the acquisition of 1010 Pacific Street located in the Prospect Heights neighborhood of Brooklyn, New York; the Company is currently redeveloping the property into a 175-unit residential building.

During the period December 2021 through February 2022, the Company purchased the Dean Street property which consists of multiple parcels of land in the Prospect Heights neighborhood of Brooklyn, New York; the Company plans to redevelop the property as a 240-unit residential building with two ground floor retail units.

As of December 31, 2021, the properties owned by the Company consist of the following (collectively, the “Properties”):

•	Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area (“GLA”) and 77,000 square feet of retail rental and parking GLA;

•	Flatbush Gardens in Brooklyn, a 59-building residential housing complex with 2,494 rentable units;

•	141 Livingston Street in Brooklyn, a 15-story office building with approximately 216,000 square feet of GLA;

•	250 Livingston Street in Brooklyn, a 12-story office and residential building with approximately 370,000 square feet of GLA (fully remeasured);

•	Aspen in Manhattan, a 7-story building containing residential and retail space with approximately 166,000 square feet of residential rental GLA and approximately 21,000 square feet of retail rental GLA;

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA; and

•	1010 Pacific Street in Brooklyn, which the Company is developing into a 9-story residential building with approximately 119,000 square feet of residential rental GLA.

•	Dean Street in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 of retail space.

Square footage, leased occupancy percentage and rentable unit disclosures in the consolidated financial statements are unaudited.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the years ended December 31, 2021 and 2020, the Company incurred $0.1 million and $0.5 million, respectively, of such expenses, which are recorded as part of general and administrative in the Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

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

At December 31, 2021, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

In August 2020, the Company’s board of directors (the “Board”) adopted a stock repurchase program to permit the repurchase of up to $10.0 million in outstanding shares of the Company’s common stock at any time, from available sources of liquidity, including cash on hand and future cash flow, in open market or private transactions, through block trades or otherwise and at the Company’s discretion. In 2020, the Company completed the purchase of 1,751,444 shares of common stock under the program for a total purchase price of approximately $10.0 million.

3. Significant Accounting Policies

Segments

At December 31, 2021, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

In accordance with ASU 2018-01, "Business Combinations – Clarifying the Definition of a Business,” the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

Upon acquisition of real estate, the Company assesses the fair values of acquired tangible and intangible assets including land, buildings, tenant improvements, above-market and below-market leases, in-place leases and any other identified intangible assets and assumed liabilities. The Company allocates the purchase price to the assets acquired and liabilities assumed in an asset acquisition based on their relative fair values. In estimating fair value of tangible and intangible assets acquired, the Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates, estimates of replacement costs, net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2021.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2021, 2020 and 2019, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs and are recorded as part of commercial rental income in the consolidated statements of operations.

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

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2021, 2020 and 2019.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2018	182,776	$10.89
Granted	158,534	$13.33
Vested	(124,772)	$11.82
Forfeited	—	—
Unvested at December 31, 2019	216,538	$12.15
Granted	529,304	$5.25
Vested	(79,766)	$7.50
Forfeited	—	—
Unvested at December 31, 2020	666,076	$7.22
Granted	325,192	$8.34
Vested	(146,861)	$6.41
Forfeited	(33,389)	$7.17
Unvested at December 31, 2021	811,018	$7.82

As of December 31, 2021 and 2020, there was $2.3 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2021, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year. For the years ended December 31, 2021 and 2020 the Company incurred $2,611 and $1,805 in LTIP amortization respectively.

In March 2021, the Company granted employees and non-employee directors 222,298 and 102,894 LTIP units, respectively, with a weighted-average grant date fair value of 8.34 per unit. In April 2020, the Company granted employees and non-employee directors 308,935 and 141,688 LTIP units, respectively, with a weighted-average grant date fair value of $4.75 per unit. In June 2020, the Company granted employees and a non-employee director 56,181 and 22,500 LTIP units, respectively, with a weighted-average grant date fair value of $8.10 per unit.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic. Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses. These provisions did not have a material impact on the Company’s taxable income or tax liabilities.

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

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2021	2020	2019

Ordinary income	50%	—	—
Capital gain	—	—	—
Return of capital	50%	100%	100%
Total	100%	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2021, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2021, 2020 and 2019, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2021, 2020 or 2019.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(7,587)	$(4,906)	$(1,665)
Less: income attributable to participating securities	(653)	(478)	(319)
Subtotal	(8,240)	(5,384)	(1,984)
Denominator
Weighted-average common shares outstanding	16,063	17,629	17,814

Basic and diluted net loss per share attributable to common stockholders	$(0.51)	$(0.31)	$(0.11)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the year ended December 31, 2021; therefore, this guidance did not have a material effect on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

On December 22, 2021 the Company acquired the Dean Street property, multiple parcels of land, for $40,548, including acquisition costs of $148; this property is reflected in real estate under development within the investment in real estate in the accompanying consolidated balance sheet.

On February 14, 2022 the Company acquired an additional parcel of land for the Dean Street acquisition, for $3,701, including acquisition costs of $151.

5. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2021	December 31, 2020

Deferred costs	$348	$348
Lease origination costs	1,191	1,078
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,109	10,996
Less accumulated amortization	(3,983)	(3,276)
Total deferred costs and intangible assets, net	$7,126	$7,720

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $226, $482 and $693 for the years ended December 31, 2021, 2020 and 2019, respectively; $10 and $849 of amortized deferred costs, lease origination costs and in-place leases were written off during the years ended December 31, 2021 and 2020, respectively. Additionally, $180 of unamortized lease origination costs and in-place leases was written off during the year ended December 31, 2020, due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations. Amortization of real estate tax abatements of $481, $481 and $482 for the years ended December 31, 2021, 2020 and 2019, respectively, is included in real estate taxes and insurance in the consolidated statements of operations. Amortization of above-market leases of $0, $30 and $118 for the years ended December 31, 2021, 2020 and 2019, respectively, is included in commercial rental income in the consolidated statements of operations; $0 and $444 of fully amortized above-market leases was written off during the years ended December 31, 2021 and 2020, respectively.

Deferred costs and intangible assets as of December 31, 2021, amortize in future years as follows:

2022	$682
2023	573
2024	558
2025	547
2026	531
Thereafter	4,235
Total	$7,126

6. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2021	December 31, 2020

Below-market leases	$297	$785
Less accumulated amortization	(244)	(628)
Below-market leases, net	$53	$157

Rental income included amortization of below-market leases of $104, $420 and $1,298 for the years ended December 31, 2021, 2020 and 2019, respectively; $488 and $2,254 of fully amortized below-market leases was written off during the years ended December 31, 2021 and 2020, respectively. Additionally, $1,048 of unamortized below-market leases was written off during the year ended December 31, 2020, due to the termination of a commercial lease and is included in gain on termination of lease in the consolidated statements of operations.

Below-market leases as of December 31, 2021, amortize in future years as follows:

2022	$35
2023	18
Total	$53

7. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2021	December 31, 2020

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	6/1/2028	3.875%	—	74,241
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	—
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	64,047	65,485
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	32,921	33,619
1010 Pacific Street, Brooklyn, NY (h)	6/24/2021	LIBOR + 3.60%	—	20,375
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	21,084	—
Dean Street, Brooklyn, NY (i)	12/22/2022	Prime + 1.60%	30,000
Total debt			$1,144,052	$1,089,720
Unamortized debt issuance costs			(12,898)	(10,262)
Total debt, net of unamortized debt issuance costs			$1,131,154	$1,079,458

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

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender to provide up to $2,987 for eligible pre-development and carrying costs. The notes were scheduled to mature on June 24, 2021, required interest-only payments and bore interest at one-month LIBOR (with a floor of 1.25%) plus 3.60% (4.85% as of June 30, 2021). The notes were extended in June 2021 with a new maturity date of August 30, 2021. The Company guaranteed this mortgage note and complied with the financial covenants therein.

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

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bear interest at the prime rate (with a floor of 3.25%) plus 1.60% (4.85% as of December 31, 2021).

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2021:

2022	$32,215
2023	2,296
2024	23,459
2025	2,468
2026	2,559
Thereafter	1,081,055
Total	$1,144,052

The Company recognized a loss on extinguishment of debt of $3,034 during the year ended December 31, 2021, in connection with the refinancing of debt on the 141 Livingston property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on modification of debt of $4,228 during the year ended December 31, 2020, in connection with the refinancing of debt on the Flatbush Gardens property in May 2020; the loss consisted of the write-off of unamortized debt costs and other fees. The Company recognized a loss on extinguishment of debt of $2,432 during the year ended December 31, 2019, in connection with the refinancing of debt on the 250 Livingston Street property in May 2019 and the refinancing of debt on the Clover House property in November 2019; the loss consisted of the write-off of unamortized debt costs and other fees.

8. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2021, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2022	$30,369
2023	29,066
2024	28,813
2025	23,139
2026	2,820
Thereafter	10,285
Total	$124,492

The Company has commercial leases with the City of New York that comprised approximately 25%, 21% and 19% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities, security deposits and notes payable. The carrying amount of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities, and security deposits reported in the consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of notes payable, which are classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2021	December 31, 2020

Carrying amount (excluding unamortized debt issuance costs)	$1,144,052	$1,089,720
Estimated fair value	$1,199,409	$1,204,201

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2021, 2020 and 2019, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

10. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case was thereafter remanded to the lower courts, and on May 20, 2021, an appearance was held concerning the determination of any overcharges to which the plaintiffs-tenants are entitled as well as the amount of plaintiffs-tenants’ attorneys’ fees. Hearings in connection with determining the amount of rent overcharges if any, due to the plaintiffs, took place on October 27, December 14, 2021, and January 19, 2022. In connection therewith, the parties submitted supplemental briefings on November 17, 2021 and at various other times thereafter. Additionally, the Company has reason to believe that the plaintiffs’ purported engagement letter did not authorize the plaintiffs’ attorneys to proceed on their behalf in this action, insofar as the plaintiffs did not individually execute such engagement letter. On this basis, on December 3, 2021 the Company submitted a written motion to the court to dismiss the action. On March 4, 2022 the motion was denied.

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

The Company has estimated that the three legal cases will result in damages totaling $2.7 million and has recorded these costs in litigation settlement in the consolidated statements of operations.

On March 4, 2022, the Supreme Court, New York County rendered a decision to deny the Company’s motion to dismiss the Kuzmich case as noted above and a decision that quantified amounts owed to tenants for rent overcharges in the Kuzmich case. These decisions established the probability and ability to reasonably compute amounts owed to tenants for all the cases. As a result, the Company has recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations comprising rent overcharges, interest and legal costs of plaintiff’s counsel.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Office of the Attorney General of the State of New York (“OAG”) has commenced an investigation concerning the conduct of screening of tenant applicants in the building portfolio in which Clipper Equity and its principals have a management and/or ownership interest. Clipper Equity is cooperating with the investigation and in the process of finalizing an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates, the terms of which have no impact to the Company’s financial position or results of operations.

Commitments

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

On December 22, 2021, the Company entered into an agreement to purchase property in downtown Brooklyn. In accordance with the agreement, the Company made a $2 million deposit which is recorded as part of restricted cash on the consolidated balance sheet at December 31, 2021.

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread are creating disruptions in, and adversely impacting, many industries and have negatively impacted, and could continue to negatively impact, the Company’s business in a number of ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property experienced a temporary decline in leased occupancy and residential rental rates during 2020 as a result of the COVID-19 pandemic; several of our other properties experienced similar temporary declines in leased occupancy as well. Certain of the Company’s commercial tenants have requested and received partial rent deferrals during the pandemic (the total deferred amount at December 31, 2021, was $0.7 million); such deferrals are recorded in line with the leasing standard under ASC 840, FASB Staff Q&A for Topic 840. In some cases, the Company may restructure rent and other obligations under its leases with its tenants on terms that are less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. The rapid development and fluidity with which the situation continues to develop, including the rollout and acceptance rate of vaccines and the emergence of new variants precludes any prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s business, financial condition, liquidity, and results of operations.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2021	30%	70%	100%
Year ended December 31, 2020	26%	74%	100%
Year ended December 31, 2019	30%	70%	100%

11. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $267, $266 and $148 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $7, $75 and $79 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $604, $5 and $428 for the years ended December 31, 2021, 2020 and 2019, respectively.

In November 2020, the Company repurchased approximately 1.67 million shares of common stock from Indaba Capital Management, L.P., which owned greater than 5% of the Company’s outstanding shares prior to the transaction, for a total purchase price of approximately $9,507.

12. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties.

The Company’s income from operations by segment for the years ended December 31, 2021, 2020 and 2019, is as follows:

Year ended December 31, 2021	Commercial	Residential	Total
Rental income	$36,958	$85,771	$122,729
Total revenues	36,958	85,771	122,729
Property operating expenses	4,431	24,566	28,997
Real estate taxes and insurance	7,807	22,642	30,449
General and administrative	1,990	8,580	10,570
Transaction pursuit costs	60	—	60
Depreciation and amortization	5,133	20,629	25,762
Total operating expenses	19,421	76,417	95,838
Litigation settlement and other	—	(2,730)	(2,730)
Income from operations	$17,537	$6,624	$24,161

Year ended December 31, 2020	Commercial	Residential	Total
Rental income	$32,307	$90,543	$122,850
Total revenues	32,307	90,543	122,850
Property operating expenses	4,209	25,693	29,902
Real estate taxes and insurance	6,704	21,582	28,286
General and administrative	1,365	8,363	9,728
Depreciation and amortization	4,463	19,167	23,630
Total operating expenses	16,741	74,805	91,546
Gain on termination of lease	838	—	838
Income from operations	$16,404	$15,738	$32,142

Year ended December 31, 2019	Commercial	Residential	Total
Rental income	$28,779	$87,386	$116,165
Total revenues	28,779	87,386	116,165
Property operating expenses	4,354	24,533	28,887
Real estate taxes and insurance	5,465	19,501	24,966
General and administrative	1,355	7,812	9,167
Depreciation and amortization	3,905	15,744	19,649
Total operating expenses	15,079	67,590	82,669
Income from operations	$13,700	$19,796	$33,496

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2021	$310,423	$923,234	$1,233,657
December 31, 2020	282,789	925,077	1,207,866
December 31, 2019	285,103	881,104	1,166,207

The Company’s interest expense by segment for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2021	$10,238	$31,046	$41,284
Year ended December 31, 2020	8,167	32,061	40,228
Year ended December 31, 2019	7,241	27,946	35,187

The Company’s capital expenditures by segment for the years ended December 31, 2021, 2020 and 2019, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2021	$7,307	$73,492	$80,799
Year ended December 31, 2020	8,915	24,254	33,169
Year ended December 31, 2019	6,038	36,585	42,623

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

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13318793766
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2021, 2020 and 2019*	Red
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None
Pension contribution made for 2021, 2020 and 2019, respectively		$382,	$362	and	$325
Minimum weekly required pension contribution per employee for 2021, 2020 and 2019, respectively (in dollars)		$117.63,	$118.09	and	$114.11

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36660523900
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2021, 2020 and 2019*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A
Pension contribution made for 2021, 2020 and 2019, respectively		$38,	$39	and	$39
Minimum weekly required pension contribution per employee for 2021, 2020 and 2019, respectively (in dollars)		$183.56,	$187.88	and	$187.43

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2021 and for Local 94 is for the year ended January 31, 2021. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands

Encumbrances at December 31, 2021					Initial Costs			Gross Amounts at Which Carried at December 31, 2021
Property	Location	Description	Encum-brances	Land	Building and Improv-ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv-ements	Real Estate Under Develop.	Total	Accumu-lated Deprecia-tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/ Commercial	$360,000	$273,103	$283,137	$—	$30,780	$273,103	$313,917	—	$587,020	$61,663	Dec-14
Aspen	Manhattan, NY	Residential/ Commercial	64,047	49,230	43,080	—	2,665	49,230	45,745	—	94,975	6,427	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	66,194	90,051	115,715	—	205,766	54,418	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,326	43,516	102,426	—	145,942	5,366	May-17
10 West 65th St.	Manhattan, NY	Residential	32,921	63,677	15,337	—	6,250	63,677	21,587	—	85,264	3,827	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	21,084	—	—	31,129	25,449	—	—	56,578	56,578	—	Nov-19
Dean Street	Brooklyn, NY	Residential/ Commercial	30,000	—	—	40,548	175	—	—	40,723	40,723	—	Dec-21
250 Livingston St.	Brooklyn, NY	Commercial/ Residential	125,000	10,452	20,204	—	22,628	10,452	42,832	—	53,284	16,796	May-02
141 Livingston St.	Brooklyn, NY	Commercial	100,000	10,830	12,079	—	11,291	10,830	23,370	—	34,200	9,505	May-02
			$1,144,052	$540,773	$467,544	$71,677	$223,758	$540,859	$665,592	$97,301	$1,303,752	$158,002

(1)	At December 31, 2021, the aggregate cost for Federal tax purposes of our real estate assets was $868,245.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Investment in real estate:
Balance at beginning of period	$1,222,977	$1,189,951	$1,116,199
Acquisition of real estate	40,548	—	31,129
Additions during period	40,251	33,169	42,623
Write-off of assets	(24)	(143)	—
Balance at end of period	$1,303,752	$1,222,977	$1,189,951

Accumulated depreciation:
Balance at beginning of period	$132,479	$109,418	$90,462
Depreciation expense	25,536	23,148	18,956
Write-off of assets	(13)	(87)	—
Balance at end of period	$158,002	$132,479	$109,418