Form 10-Q
period 2022-03-31
Clipper Realty Inc.
filed 2022-05-10
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	651,437	649,686
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	12,582	12,500
Real estate under development	111,902	97,301
Total investment in real estate	1,320,186	1,303,752
Accumulated depreciation	(164,648)	(158,002)
Investment in real estate, net	1,155,538	1,145,750
Cash and cash equivalents	25,342	34,524
Restricted cash	18,493	17,700
Tenant and other receivables, net of allowance for doubtful accounts of $179 and $7,905, respectively	5,076	10,260
Deferred rent	2,599	2,656
Deferred costs and intangible assets, net	6,966	7,126
Prepaid expenses and other assets	12,765	15,641
TOTAL ASSETS	$1,226,779	$1,233,657
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $12,077 and $12,898, respectively	$1,139,038	$1,131,154
Accounts payable and accrued liabilities	17,230	19,558
Security deposits	7,199	7,110
Below-market leases, net	44	53
Other liabilities	6,534	5,833
TOTAL LIABILITIES	1,170,045	1,163,708
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	88,215	88,089
Accumulated deficit	(66,871)	(61,736)
Total stockholders’ equity	21,504	26,513
Non-controlling interests	35,230	43,436
TOTAL EQUITY	56,734	69,949
TOTAL LIABILITIES AND EQUITY	$1,226,779	$1,233,657

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Residential rental income	$21,462	$21,604
Commercial rental income	10,588	9,047
TOTAL REVENUES	32,050	30,651

OPERATING EXPENSES
Property operating expenses	7,539	8,642
Real estate taxes and insurance	7,931	7,312
General and administrative	2,942	2,293
Transaction pursuit costs	424	60
Depreciation and amortization	6,705	6,227
TOTAL OPERATING EXPENSES	25,541	24,534

INCOME FROM OPERATIONS	6,509	6,117

Interest expense, net	(9,985)	(10,217)
Loss on extinguishment of debt	-	(3,034)

Net loss	(3,476)	(7,134)

Net loss attributable to non-controlling interests	2,158	4,430
Net loss attributable to common stockholders	$(1,318)	$(2,704)
Basic and diluted net loss per share	$(0.09)	$(0.18)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,476)	$(7,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,646	6,171
Amortization of deferred financing costs	313	308
Amortization of deferred costs and intangible assets	179	176
Amortization of above- and below-market leases	(9)	(31)
Loss on extinguishment of debt	—	3,034
Deferred rent	(189)	(1)
Stock-based compensation	495	486
Bad debt (recovery) expense	(379)	1,178
Transaction pursuit costs	—	60
Changes in operating assets and liabilities:
Tenant and other receivables	(237)	(2,519)
Prepaid expenses, other assets and deferred costs	3,122	2,101
Accounts payable and accrued liabilities	(668)	2,986
Security deposits	89	6
Other liabilities	701	616
Net cash provided by operating activities	6,587	7,437

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(13,885)	(7,745)
Acquisition deposit	(265)	—
Cash paid in connection with acquisition of real estate	(3,701)	—
Net cash used in investing activities	(17,851)	(7,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(554)	(74,776)
Proceeds from mortgage notes	7,617	100,248
Dividends and distributions	(4,188)	(4,191)
Loan issuance and extinguishment costs	—	(3,809)
Net cash provided by financing activities	2,875	17,472

Net increase (decrease) in cash and cash equivalents and restricted cash	(8,389)	17,164
Cash and cash equivalents and restricted cash - beginning of period	52,224	89,032
Cash and cash equivalents and restricted cash - end of period	$43,835	$106,196

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$34,524	$72,058
Restricted cash	17,700	16,974
Total cash and cash equivalents and restricted cash – beginning of period	$52,224	$89,032

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$25,342	$87,952
Restricted cash	18,493	18,244
Total cash and cash equivalents and restricted cash – end of period	$43,835	$106,196

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $607 and $393 in 2022 and 2021, respectively	$10,351	$9,999
Non-cash interest capitalized to real estate under development	508	16
Additions to investment in real estate included in accounts payable and accrued liabilities	6,906	1,970

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of March 31, 2022, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

•	the Dean Street property, which the Company plans to redevelop as a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA. In February and April 2022, the Company purchased additional parcels of land for $3.7 million and $4.3 million, respectively.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three months ended March 31, 2022 and 2021, the Company incurred $0.02 million and $0.02 million, respectively, of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At March 31, 2022, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At March 31, 2022, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2022.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. As described more fully under Revenue Recognition below, in the first quarter of 2022 the Company adopted Accounting Standards Codification (“ASC”) 842 “Leases” which replaced guidance under ASC 840 and provided for transition from balances at December 31, 2021. In accordance with ASC 842, the Company performed a detailed review of amounts due from tenants to determine if accounts receivable balances and future lease payments were probable of collection, wrote off receivables not probable of collection and recorded a general reserve against revenues for receivables probable of collection. If management determines that the tenant receivable is not probable of collection it is written off against revenues. In addition, the Company records a general reserve under ASC 450. For transition, the Company recorded a cumulative-effect adjustment in retained earnings as of January 1, 2022 using the methods of ASC 842 applied to balances as of December 31, 2021.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2022 and 2021, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840.  ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision.  With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants based on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450.  In the first quarter, the Company has charged revenue in the amount of $0.8 million for receivables not deemed probable of collection and recorded an increase in revenues for $1.1 million for a reassessment of collectability of one customer at Tribeca House that was determined to be probable of collection. By comparison, in the first quarter of 2021, the Company has charged $1.1 million to operating expenses for bad debt expense computed under the guidance of ASC 450. In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of December 31, 2021, of $6.0 million.

In accordance with the provisions of ASC 842, rental revenue for commercial leases is recognized on a straight-line basis over the terms of the respective leases. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Rental income attributable to residential leases and parking is recognized as earned, which is not materially different from the straight-line basis. Leases entered by residents for apartment units are generally for one-year terms, renewable upon consent of both parties on an annual or monthly basis.

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

As of March 31, 2022, and December 31, 2021, there were 1,774,823 and 1,704,089 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $9.64 and $9.66 per unit, respectively. As of March 31, 2022, and December 31, 2021, there was $2.4 million and $2.3 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2022, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.

In April 2022, the Company granted employees and non-employee directors 900,000 and 275,000 LTIP units, respectively, with a grant date value of $9.07 per unit, substantially all which vest in 10 years.  Of these grants, 270,000 and 82,500 are subject to approval of a proposal made to shareholders to be voted on at the 2022 Annual Stockholders’ Meeting on June 15, 2022 to increase the number of shares issuable under the Company’s 2015 Omnibus Incentive Plan and the 2015 Non-Employee Director Plan by 1.3 million and 0.5 million shares, respectively.

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

Fair Value Measurements

Refer to Note 7, “Fair Value of Financial Instruments”.

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

As of March 31, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2022 and 2021, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2022 or 2021.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator
Net loss attributable to common stockholders	$(1,318)	$(2,704)
Less: income attributable to participating securities	(162)	(165)
Subtotal	$(1,480)	$(2,869)
Denominator
Weighted-average common shares outstanding	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.18)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the three months ended March 31, 2022 and 2021; therefore, this guidance did not have a material impact on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 prospectively as and when we enter transactions to which this guidance applies.

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,210	1,191
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,128	11,109
Less accumulated amortization	(4,162)	(3,983)
Total deferred costs and intangible assets, net	$6,966	$7,126

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $59 and $56 for the three months ended March 31, 2022 and 2021, respectively; $10 of deferred costs were written off during the three months ended March 31, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $120 and $120 for the three months ended March 31, 2022 and 2021, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2022, amortize in future years as follows:

2022 (Remainder)	$505
2023	575
2024	559
2025	548
2026	533
Thereafter	4,246
Total	$6,966

4. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Below-market leases	$297	$297
Less accumulated amortization	(253)	(244)
Below-market leases, net	$44	$53

Rental income included amortization of below-market leases of $9 and $31 for the three months ended March 31, 2022 and 2021, respectively.

Below-market leases as of March 31, 2022, amortize in future years as follows:

2022 Remainder	26
2023	18
Total	$44

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2022	December 31, 2021

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	63,670	64,047
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	32,743	32,921
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	28,702	21,084
Dean Street, Brooklyn, NY (i)	12/22/2022	Prime + 1.60%	30,000	30,000
Total debt			$1,151,115	$1,144,052
Unamortized debt issuance costs			(12,077)	(12,898)
Total debt, net of unamortized debt issuance costs			$1,139,038	$1,131,154

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36-month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%) (4.1% at March 31, 2022). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.  During the quarter ended March 31, 2022, the Company borrowed $7,617 to fund development costs of the property.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (5.10% as of March 31, 2022). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2022:

2022 (Remainder)	$31,661
2023	2,296
2024	31,076
2025	2,468
2026	4,549
Thereafter	1,079,065
Total	$1,151,115

The Company recognized a loss on extinguishment of debt of $3,034 during the quarter ended March 31, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2022, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2022 (Remainder)	29,066
2023	28,813
2024	23,139
2025	2,820
2026	2,149
Thereafter	38,505
Total	$124,492

The Company has commercial leases with the City of New York that comprised approximately 24% and 25% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

7. Fair Value of Financial Instruments

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,151,115	$1,144,052
Estimated fair value	$1,138,150	$1,199,409

8. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case was thereafter remanded to the lower courts, and on May 20, 2021, an appearance was held concerning the determination of any overcharges to which the plaintiffs-tenants are entitled as well as the amount of plaintiffs-tenants’ attorneys’ fees.  Hearings in connection with determining the amount of rent overcharges if any, due to the plaintiffs, took place on October 27, 2021, December 14, 2021, and January 19, 2022.  In connection therewith, the parties submitted supplemental briefings on November 17, 2021 and at various other times thereafter. Additionally, the Company has reason to believe that the plaintiffs’ purported engagement letter did not authorize the plaintiffs’ attorneys to proceed on their behalf in this action, insofar as the plaintiffs did not individually execute such engagement letter.  On this basis, on December 3, 2021 the Company submitted a written motion to the court to dismiss the action. On March 4, 2022 the motion was denied. The court has issued a draft ruling regarding the rent overcharges, which at this time is subject to finalization. On or about April 7, 2022, in lieu of a hearing, the plaintiffs filed a written submission in support of their attorneys’ fees application.  The Company’s papers in opposition to such application are due on May 25, 2022.

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

On March 4, 2022, the Supreme Court, New York County rendered a decision to deny the Company’s motion to dismiss the Kuzmich case as noted above and a decision that quantified amounts owed to tenants for rent overcharges in the Kuzmich case. These decisions established the probability and ability to reasonably compute amounts owed to tenants for all the cases. As a result, the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations in the quarter ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Office of the Attorney General of the State of New York (“OAG”) commenced an investigation concerning the conduct of screening of tenant applicants in the building portfolio in which Clipper Equity and its principals have a management and/or ownership interest. Clipper Equity cooperated with the investigation and, in April 2022 entered into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates, the terms of which have no impact to the Company’s financial position or results of operations.

Commitments

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread created disruptions in, and adversely impacted, many industries and negatively impacted, and could continue to negatively impact, the Company’s business in several ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property and several other properties experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of the Company’s commercial tenants requested and received partial rent deferrals during the pandemic (the total deferred amount at March 31, 2022, was $0.6 million). In some cases, the Company restructured rent and other obligations under its leases with its tenants on terms that were less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. Despite mitigation of the worst effects of the pandemic, we are still unable to make a prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

The Company’s properties remained open and operational throughout the pandemic. The Company took the necessary steps to keep employees and tenants safe in compliance with state and local orders and has continued to provide typical services to its residents.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2022	33%	67%	100%
Three months ended March 31, 2021	30%	70%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $64 and $66 for the three months ended March 31, 2022 and 2021, respectively. The Company recognized a credit to reimbursable payroll expense pertaining to a related company in general and administrative expense of $8 and $41 for the three months ended March 31, 2022 and 2021, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $404 for the three months ended March 31, 2022 and 2021 respectively.

10. Segment Reporting

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

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $404 for the three months ended March 31, 2021.

Three months ended March 31, 2022	Commercial	Residential	Total
Rental income	$10,588	$21,462	$32,050
Total revenues	$10,588	$21,462	$32,050
Property operating expenses	1,143	6,396	7,539
Real estate taxes and insurance	2,020	5,911	7,931
General and administrative	524	2,418	2,942
Transaction pursuit costs	79	345	424
Depreciation and amortization	1,356	5,349	6,705
Total operating expenses	5,122	20,419	25,541
Income from operations	$5,466	$1,043	$6,509

Three months ended March 31, 2021	Commercial	Residential	Total
Rental income	$9,047	$21,604	$30,651
Total revenues	9,047	21,604	30,651
Property operating expenses	1,119	7,523	8,642
Real estate taxes and insurance	1,896	5,416	7,312
General and administrative	299	1,994	2,293
Transaction pursuit costs	60	—	60
Depreciation and amortization	1,243	4,984	6,227
Total operating expenses	4,617	19,917	24,534
Income from operations	$4,430	$1,687	$6,117

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2022 (unaudited)	$310,782	$915,997	$1,226,779
December 31, 2021	310,423	923,324	1,233,657

The Company’s interest expense by segment for the three months ended March 31, 2022 and 2021, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2022	$2,494	$7,491	$9,985
2021	2,076	8,141	10,217

The Company’s capital expenditures by segment for the three months ended March 31, 2022 and 2021, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2022	$790	$15,644	$16,434
2021	$2,370	$3,172	$5,542

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

During the period December 2021 through February 2022, the Company purchased the Dean Street property located in Prospect Heights, Brooklyn, New York, for approximately $44.0 million including $3.7 million spent to purchase an additional parcel of land

As of March 31, 2022, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan; and

•	one property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn, to be redeveloped as a residential rental building.

•	the Dean Street property, to be redeveloped as a residential/retail rental building.

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

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread created disruptions in, and adversely impacted, many industries and negatively impacted, and could continue to negatively impact, the Company’s business in several ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property and several other properties experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of the Company’s commercial tenants requested and received partial rent deferrals during the pandemic (the total deferred amount at March 31, 2022, was $0.6 million). In some cases, the Company restructured rent and other obligations under its leases with its tenants on terms that were less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. Despite mitigation of the worst effects of the pandemic, we are still unable to make a prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the first quarter of 2022 was 96.5%; for full-year 2021, our rent collection rate was 96.7%. At March 31, 2022, our properties were 96% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2021 and year-to-date 2022 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended March 31, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$21,462	$21,604	$(142)	(0.7)%
Commercial rental income	10,588	9,047	1,541	17.0%
Total revenues	32,050	30,651	1,399	4.6%
Operating Expenses
Property operating expenses	7,539	8,642	(1,103)	(12.8)%
Real estate taxes and insurance	7,931	7,312	619	8.5%
General and administrative	2,942	2,293	649	28.3%
Transaction pursuit costs	424	60	364	NM
Depreciation and amortization	6,705	6,227	478	7.7%
Total operating expenses	25,541	24,534	1,007	4.1%
Income from operations	6,509	6,117	392	6.4%
Interest expense, net	(9,985)	(10,217)	232	2.3%
Loss on extinguishment of debt	—	(3,034)	3,034	NM
Net loss	$(3,476)	$(7,134)	$3,658	51.3%

Revenue. Residential rental income decreased to $21,462 for the three months ended March 31, 2022, from $21,604 for the three months ended March 31, 2021, primarily due to reserves and writeoffs of receivables recorded in accordance with ASC 842 of $700 substantially offset by increases in rental rates and leased occupancy at the Tribeca House, Clover House and Aspen properties. For example, base rent per square foot increased at the Tribeca House property to $64.76 (98.8% leased occupancy) at March 31, 2022, from $62.43 (96.5% leased occupancy) at March 31, 2021.

Commercial rental income increased to $10,588 for the three months ended March 31, 2022, from $9,047 for the three months ended March 31, 2021 due the restoration of revenue as per ASC 842 from a tenant at Tribeca House now probable of collection of $1,100 and to the commencement of a new leases at the Tribeca House.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping and, in 2021, bad debt expense. Property operating expenses decreased to $7,539 for the three months ended March 31, 2022, from $8,642 for the three months ended March 31, 2021, primarily due to bad debt expense recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842.

Real estate taxes and insurance.   Real estate taxes and insurance expenses increased to $7,931 for the three months ended March 31, 2022, from $7,312 for the three months ended March 31, 2021, due to increased real estate taxes and property insurance across the portfolio.

General and administrative. General and administrative expenses increased to $2,942 for the three months ended March 31, 2022, from $2,293 for the three months ended March 31, 2021 primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned acquisition.

Depreciation and amortization. Depreciation and amortization expense increased to $6,705 for the three months ended March 31, 2022, from $6,227 for the three months ended March 31, 2021, due to additions to real estate across the portfolio.

Interest expense, net.   Interest expense, net, decreased to $9,985 for the three months ended March 31, 2022, from $10,217 for the three months ended March 31, 2021 primarily due to interest capitalized related to development of the 1010 Pacific Street and Dean Street property in the first quarter of 2022.

Loss on extinguishment of debt. Loss on extinguishment of debt for the three months ended March 31, 2021, was due to write-off of unamortized debt cost in the refinancing of the 141 Livingston Street loan in February 2021

Net loss. As a result of the foregoing, net loss decreased to $3,476 for the three months ended March 31, 2022, from $7,134 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $1,139 million of indebtedness, net of unamortized issuance costs, secured by our properties, $25.3 million of cash and cash equivalents, and $18.5 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of for a discussion of the Company’s property-level debt.

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

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and debt payments at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings.

We believe that as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements. These sources include the incurrence of additional debt and the issuance of additional equity. However, we cannot provide assurance that this will be the case. Our ability to secure additional debt will depend on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions, market conditions for REITs and market perceptions about our company.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2022 and 2021, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.2 million and $4.2 million, respectively.

Cash Flows for the Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities	$6,587	$7,437
Investing activities	(17,851)	(7,745)
Financing activities	2,875	17,472

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021, were as follows:

Net cash flow provided by operating activities was $6,587 for the three months ended March 31, 2022, compared to $7,437 for the three months ended March 31, 2021. The net decrease during the 2022 period primarily reflected a decrease of $667 of cash flow from operating results.

Net cash used in investing activities was $17,851 for the three months ended March 31, 2022, compared to $7,745 for the three months ended March 31, 2021. The increase was primarily due to capital spending on developing 1010 Pacific Street and the Dean Street property including acquisition of a few remaining parcels of land purchased in 2022.

Net cash provided by financing activities was $2,875 for the three months ended March 31, 2022, compared to $17,472 for the three months ended March 31, 2021. Cash was provided in the three months ended March 31, 2022, by borrowings under the lending facility for 1010 Pacific Street ($7,617) partially offset by dividends and distributions ($4,188) and scheduled debt amortization payments ($554). Cash was provided in the three months ended March 31, 2021, by proceeds from a new loan on the 141 Livingston Street property ($100,000) and additional borrowings related to the development at the 1010 Pacific Street property ($248), partially offset by repayment of the existing loan on the 141 Livingston Street property ($74,241), regularly scheduled debt amortization ($535), loan issuance and extinguishment costs ($3,809) and dividends and distributions ($4,191).

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

Inflation

Inflation did not have a significant impact on the results of operations for the Company’s business for the periods reported in the consolidated financial statements. We do not believe that inflation currently poses a material risk to the Company. The leases at our residential rental properties, which comprise approximately 67% of our revenue, are short-term in nature. Our longer-term commercial and retail leases would generally allow us to recover some increased operating costs in the event of significant inflation.

Although the impact of inflation has been relatively insignificant in recent years, it has recently become a factor in the United States economy and could increase the cost of acquiring or replacing properties in the future.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
FFO
Net loss	$(3,476)	$(7,134)
Real estate depreciation and amortization	6,705	6,227
FFO	$3,229	$(907)

AFFO
FFO	$3,229	$(907)
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(31)
Straight-line rent adjustments	(189)	(1)
Amortization of debt origination costs	313	308
Amortization of LTIP awards	495	486
Transaction pursuit costs	424	60
Loss on extinguishment of debt	-	3,034
Certain litigation-related expenses	86	59
Recurring capital spending	(49)	(50)
AFFO	$4,420	$3,078

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA
Net loss	$(3,476)	$(7,134)
Real estate depreciation and amortization	6,705	6,227
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(31)
Straight-line rent adjustments	(189)	(1)
Amortization of LTIP awards	495	486
Interest expense, net	9,985	10,217
Transaction pursuit costs	424	60
Loss on extinguishment of debt	-	3,034
Certain litigation-related expenses	86	59
Adjusted EBITDA	$14,141	$13,037

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
NOI
Income from operations	$6,509	$6,117
Real estate depreciation and amortization	6,705	6,227
General and administrative expenses	2,942	2,293
Transaction pursuit costs	424	60
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(31)
Straight-line rent adjustments	(189)	(1)
NOI	$16,502	$14,785

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the effects of adoption of ASC 842 in the first quarter of 2022 as more fully described in Note 2 Significant Accounting Policies, we believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2021.

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

A one percent change in interest rates on our $58.7 million of variable rate debt as of March 31, 2022, would impact annual net loss by approximately $0.6 million.

At March 31, 2022, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,138.2 million and $1,199.4 million as of March 31, 2022 and December 31, 2021, respectively

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8, “Commitments and Contingencies” of our consolidated financial statements for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of March 31, 2022, and there have been no material changes to those risk factors for the three months ended March 31, 2022. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

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

CLIPPER REALTY INC.

May 10, 2022	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer