Form 10-Q
period 2022-06-30
Clipper Realty Inc.
filed 2022-08-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	652,887	649,686
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	12,697	12,500
Real estate under development	126,507	97,301
Total investment in real estate	1,336,356	1,303,752
Accumulated depreciation	(171,320)	(158,002)
Investment in real estate, net	1,165,036	1,145,750
Cash and cash equivalents	29,432	34,524
Restricted cash	14,537	17,700
Tenant and other receivables, net of allowance for doubtful accounts of $178 and $7,905, respectively	4,689	10,260
Deferred rent	2,600	2,656
Deferred costs and intangible assets, net	6,861	7,126
Prepaid expenses and other assets	9,916	15,641
TOTAL ASSETS	$1,233,071	$1,233,657
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $11,489 and $12,898, respectively	$1,152,301	$1,131,154
Accounts payable and accrued liabilities	17,640	19,558
Security deposits	7,586	7,110
Below-market leases, net	36	53
Other liabilities	5,286	5,833
TOTAL LIABILITIES	1,182,849	1,163,708
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized,16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	88,392	88,089
Accumulated deficit	(69,516)	(61,736)
Total stockholders’ equity	19,036	26,513
Non-controlling interests	31,186	43,436
TOTAL EQUITY	50,222	69,949
TOTAL LIABILITIES AND EQUITY	$1,233,071	$1,233,657

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Residential rental income	$22,597	$21,573	$44,059	$43,177
Commercial rental income	9,290	9,098	19,878	18,145
TOTAL REVENUES	31,887	30,671	63,937	61,322

OPERATING EXPENSES
Property operating expenses	6,928	7,221	14,467	15,863
Real estate taxes and insurance	7,886	7,363	15,817	14,675
General and administrative	3,197	2,802	6,139	5,095
Transaction pursuit costs	92	—	516	60
Depreciation and amortization	6,732	6,289	13,437	12,516
TOTAL OPERATING EXPENSES	24,835	23,675	50,376	48,209

INCOME FROM OPERATIONS	7,052	6,996	13,561	13,113

Interest expense, net	(10,005)	(10,366)	(19,990)	(20,583)
Loss on extinguishment of debt	—	—	—	(3,034)
Gain on involuntary conversion	—	139	—	139

Net loss	(2,953)	(3,231)	(6,429)	(10,365)

Net loss attributable to non-controlling interests	1,834	2,006	3,992	6,436
Net loss attributable to common stockholders	$(1,119)	$(1,225)	$(2,437)	$(3,929)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.18)	$(0.27)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734
Amortization of LTIP grants	—	—	—	—	—	714	714
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,747)	(4,273)
Net loss	—	—	—	(1,119)	(1,119)	(1,834)	(2,953)
Reallocation of noncontrolling interests	—	—	177	—	177	(177)	—
Balance June 30, 2022	16,063,228	$160	$88,392	$(69,516)	$19,036	$31,186	$50,222

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275
Amortization of LTIP grants	—	—	—	—	—	795	795
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(1,225)	(1,225)	(2,006)	(3,231)
Reallocation of noncontrolling interests	—	—	238	—	238	(238)	—
Balance June 30, 2021	16,063,228	$160	$87,707	$(55,026)	$32,841	$53,807	$86,648

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,429)	$(10,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,318	12,404
Amortization of deferred financing costs	626	621
Amortization of deferred costs and intangible assets	360	353
Amortization of above- and below-market leases	(17)	(63)
Loss on extinguishment of debt	—	3,034
Gain on involuntary conversion	—	(139)
Deferred rent	(190)	(53)
Stock-based compensation	1,209	1,281
Bad debt (recovery) expense	(379)	2,078
Transaction pursuit costs	—	60
Changes in operating assets and liabilities:
Tenant and other receivables	150	(1,579)
Prepaid expenses, other assets and deferred costs	3,615	1,989
Accounts payable and accrued liabilities	(510)	378
Security deposits	476	(13)
Other liabilities	(547)	(980)
Net cash provided by operating activities	11,682	9,006

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(24,851)	(12,756)
Return of acquisition deposits	2,015	—
Cash paid in connection with acquisition of real estate	(8,043)	—
Net cash used in investing activities	(30,879)	(12,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(1,101)	(75,303)
Proceeds from mortgage notes	20,839	100,505
Dividends and distributions	(8,461)	(8,382)
Loan issuance and extinguishment costs	(335)	(3,809)
Net cash provided by financing activities	10,942	13,011

Net increase (decrease) in cash and cash equivalents and restricted cash	(8,255)	9,261
Cash and cash equivalents and restricted cash - beginning of period	52,224	89,032
Cash and cash equivalents and restricted cash - end of period	$43,969	$98,293

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$34,524	$72,058
Restricted cash	17,700	16,974
Total cash and cash equivalents and restricted cash – beginning of period	$52,224	$89,032

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$29,432	$85,035
Restricted cash	14,537	13,258
Total cash and cash equivalents and restricted cash – end of period	$43,969	$98,293

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,309 and $794 in 2022 and 2021, respectively	$19,423	$20,165
Non-cash interest capitalized to real estate under development	1,118	29
Additions to investment in real estate included in accounts payable and accrued liabilities	7,158	3,255

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022. Note that any references to square footage and unit count are outside the scope of our Independent registered public accounting firm’s review.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of June 30, 2022, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and six months ended June 30, 2022, the Company incurred $0.09 million and $0.11 million, respectively, and during the three and six months ended June 30, 2021, the Company incurred $0.04 million and $0.06 million, respectively of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprise the Operating Properties of the Company.

At June 30, 2022, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company had control over these entities and was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At June 30, 2022, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2022.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. As described more fully under Revenue Recognition below, in the first quarter of 2022 the Company adopted Accounting Standards Codification (“ASC”) 842 “Leases” which replaced guidance under ASC 840 and provided for transition from balances at December 31, 2021. In accordance with ASC 842, the Company performed a detailed review of amounts due from tenants to determine if accounts receivable balances and future lease payments were probable of collection, wrote off receivables not probable of collection and recorded a general reserve against revenues for receivables probable of collection for which a loss can be reasonably estimated. If management determines that the tenant receivable is not probable of collection it is written off against revenues. In addition, the Company records a general reserve under ASC 450. In connection with the adoption of ASC 842, the Company recorded a cumulative effect adjustment in the amount of $6 million as of January 1, 2022 based on the modified retrospective method in accordance with the provisions of ASC 842.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2022 and 2021, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840.  ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision.  With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450. In the three and six months ended June 30, 2022, the Company has charged revenue in the amount of $0.7 million and $1.5 million, respectively, for receivables not deemed probable of collection and in the three and six months ended June 30, 2022 recorded an increase in revenues of $0.0 and $1.1 million, respectively, for a reassessment of collectability of one customer at Tribeca House that was determined to be probable of collection. By comparison, in the three and six months ended June 30, 2021, the Company has charged $0.9 million and $2.1 million, respectively, to operating expenses for bad debt expense computed under the guidance of ASC 450.  In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of December 31, 2021, of $6.0 million.

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

As of June 30, 2022, and December 31, 2021, there were 2,949,823 and 1,704,089 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $9.26 and $9.66 per unit, respectively. As of June 30, 2022, and December 31, 2021, there was $11.9 million and $2.3 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2022, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately five years.

In April 2022, the Company granted employees and non-employee directors 900,000 and 275,000 LTIP units, respectively, with a weighted-average grant date value of $8.70 per unit, substantially all which vest in 10 years.  Of these grants, 270,000 and 82,500 were subject to approval of a proposal approved by shareholders at the 2022 Annual Stockholders’ Meeting on June 15, 2022 to increase the number of shares issuable under the Company’s 2015 Omnibus Incentive Plan and the 2015 Non-Employee Director Plan by 1.3 million and 0.5 million shares, respectively.

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

As of June 30, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2022 and 2021, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2022 or 2021.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(1,119)	$(1,225)	$(2,437)	$(3,929)
Less: income attributable to participating securities	(246)	(165)	(408)	(330)
Subtotal	$(1,365)	$(1,390)	$(2,845)	$(4,259)
Denominator
Weighted-average common shares outstanding	16,063	16,063	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.09)	$(0.18)	$(0.27)

Recently Issued Pronouncements

In April 2020, FASB issued a Staff Q & A to provide interpretive guidance for lease concessions related to the effects of the COVID-19 pandemic. The Company did not provide any material concessions to its tenants as a result of COVID-19 during the three months ended June 30, 2022 and 2021; therefore, this guidance did not have a material impact on its consolidated financial statements. The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,286	1,191
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,204	11,109
Less accumulated amortization	(4,343)	(3,983)
Total deferred costs and intangible assets, net	$6,861	$7,126

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $60 and $56 for the three months ended June 30, 2022 and 2021, respectively, and $119 and $112 for the six months ended June 30, 2022 and 2021, respectively; $10 of deferred costs were written off during the three and six months ended June 30, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $121 and $121 for the three months ended June 30, 2022 and 2021, respectively, and $241 and $241 for the six months ended June 30, 2022 and 2021, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2022, amortize in future years as follows:

2022 (Remainder)	$328
2023	581
2024	565
2025	555
2026	539
Thereafter	4,293
Total	$6,861

4. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Below-market leases	$297	$297
Less accumulated amortization	(261)	(244)
Below-market leases, net	$36	$53

Rental income included amortization of below-market leases of $8 and $32 for the three months ended June 30, 2022 and 2021, respectively, and $17 and $63 for the six months ended June 30, 2022 and 2021, respectively.

Below-market leases as of June 30, 2022, amortize in future years as follows:

2022 Remainder	18
2023	18
Total	$36

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2022	December 31, 2021

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	63,303	64,047
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	32,563	32,921
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	34,939	21,084
Dean Street, Brooklyn, NY (i)	12/22/2022	Prime + 1.60%	36,985	30,000
Total debt			$1,163,790	$1,144,052
Unamortized debt issuance costs			(11,489)	(12,898)
Total debt, net of unamortized debt issuance costs			$1,152,301	$1,131,154

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36-month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%) (4.7% at June 30, 2022). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity. During the six months ended June 30, 2022, the Company borrowed $13,854 to fund development costs of the property.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (5.10% as of June 30, 2022). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that they are not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company believes it is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2022:

2022 (Remainder)	$38,099
2023	2,297
2024	37,312
2025	2,468
2026	4,549
Thereafter	1,079,065
Total	$1,163,790

The Company recognized a loss on extinguishment of debt of $3,034 during the six months ended June 30, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2022, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2022 (Remainder)	15,286
2023	29,159
2024	28,916
2025	23,249
2026	2,933
Thereafter	11,018
Total	$110,561

The Company has commercial leases with the City of New York that comprised approximately 24% and 25% of total revenues for the three months ended June 30, 2022 and 2021, respectively, and 24% and 25% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,163,790	$1,144,052
Estimated fair value	$1,102,724	$1,199,409

8. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs-tenants their attorney’s fees and costs. The Court declared that the plaintiffs-tenants were subject to rent stabilization requirements and referred the matter to a special referee to determine the amount of rent over-charges, if any. On July 18, 2017, the Court, pursuant to the parties’ agreement, stayed the Court’s ruling; the Company subsequently appealed the decision to the Appellate Division, First Department. On January 18, 2018, the Appellate Division unanimously reversed the Court’s ruling and ruled in favor of the Company, holding that the Company acted properly in de-regulating the apartments. The plaintiffs-tenants thereafter moved for leave to appeal to the Court of Appeals, which motion was granted on April 24, 2018. On June 25, 2019, the New York Court of Appeals reversed the Appellate Division’s order and ruled in favor of the plaintiffs-tenants, holding that apartments in buildings receiving RPTL 421-g tax benefits are not subject to luxury deregulation. The Court of Appeals also remitted the matter for further proceedings consistent with its opinion. As a result of the Court of Appeals’ order, Company management believes that payments may be required to be made to the 41 present or former tenants comprising the plaintiff group, that other tenants may attempt to make similar claims, and that the special referee process referred to above will be used to determine the timing and the amount of any claims that must be paid. On July 25, 2019, the Company filed a motion for reargument with the New York Court of Appeals, which was denied on September 12, 2019. On October 24, 2019, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, seeking permission to have that Court hear the Company’s appeal on Constitutional grounds from the Court of Appeals’ order. On January 13, 2020, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari, meaning that the Court of Appeals’ order is final. On August 13, 2019, the Court, in effect, reinstated its prior order and referred the calculation of rent overcharges and attorneys’ fees for a hearing before a special referee. The special referee’s hearing was scheduled for October 23, 2019. On October 17, 2019, the Company made a motion in the Appellate Division for a stay of the special referee’s hearing pending the Company’s appeal from the August 13 order. On such date, the Appellate Division granted an interim stay of the special referee’s hearing, pending the determination of the underlying motion. On January 7, 2020, the Appellate Division granted the Company’s motion for a full stay of the special referee’s hearing pending appeal. The appeal had been scheduled to be argued during the May 2020 term, but on March 16, 2020, the parties filed a stipulation adjourning the appeal to the September 2020 term. On or about July 13, 2020, the parties filed another stipulation adjourning the appeal to the October 2020 term. The appeal was orally argued on October 8, 2020. On October 29, 2020, the Appellate Division reversed the lower court’s ruling to the extent that it directed any rent overcharges to be calculated pursuant to the so-called “default formula.” Instead, the Appellate Division held that (1) the “base date” for the determination of rent overcharges is four years prior to the 2016 filing of the complaint, and (2) overcharges, if any, are to be determined by comparing the rents actually charged during the four-year period to the rent increases permitted by the New York City Rent Guidelines Board. Although not eliminating rent overcharge liability altogether, this ruling is expected to limit the Company’s financial exposure in this regard. The Appellate Division, however, affirmed the lower court’s award of attorneys’ fees to the plaintiffs-tenants. The case was thereafter remanded to the lower courts, and on May 20, 2021, an appearance was held concerning the determination of any overcharges to which the plaintiffs-tenants are entitled as well as the amount of plaintiffs-tenants’ attorneys’ fees. Hearings in connection with determining the amount of rent overcharges if any, due to the plaintiffs, took place on October 27, 2021, December 14, 2021, and January 19, 2022. In connection therewith, the parties submitted supplemental briefings on November 17, 2021 and at various other times thereafter. Additionally, the Company has reason to believe that the plaintiffs’ purported engagement letter did not authorize the plaintiffs’ attorneys to proceed on their behalf in this action, insofar as the plaintiffs did not individually execute such engagement letter. On this basis, on December 3, 2021 the Company submitted a written motion to the court to dismiss the action. On March 4, 2022 the motion was denied. On May 9, 2022, the court issued a final ruling on the rent overcharges to which the plaintiffs are entitled.  While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s arguments that rendered the overcharge liability lower than it could have been, and therefore the Company will not appeal the ruling.  On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022 in the amount of $0.4 million. All such costs were included in the $2.7 million charge recorded in the fourth quarter of 2021 and accrued as of June 30, 2022.

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

Contingencies

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread created disruptions in, and adversely impacted, many industries and negatively impacted, and could continue to negatively impact, the Company’s business in several ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property and several other properties experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of the Company’s commercial tenants requested and received partial rent deferrals during the pandemic (the total deferred amount remaining at June 30, 2022, was $1.5 million). In some cases, the Company restructured rent and other obligations under its leases with its tenants on terms that were less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. Despite mitigation of the worst effects of the pandemic, we are still unable to make a prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2022	29%	71%	100%
Three months ended June 30, 2021	30%	70%	100%
Six months ended June 30, 2022	31%	69%	100%
Six months ended June 30, 2021	30%	70%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $64 and $68 for the three months ended June 30, 2022 and 2021, respectively, and $128 and $134 for the six months ended June 30, 2022 and 2021. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(9) and $8 for the three months ended June 30, 2022 and 2021, respectively, and $(17) and $(33) for the six months ended June 30, 2022 and 2021.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $0 for the three months ended June 30, 2022 and 2021 respectively, and $0 and $404 for the six months ended June 30, 2022 and 2021.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2022 and 2021, is as follows (unaudited):

Three months ended June 30, 2022	Commercial	Residential	Total
Rental income	$9,290	$22,597	$31,887
Total revenues	$9,290	$22,597	$31,887
Property operating expenses	1,184	5,744	6,928
Real estate taxes and insurance	2,016	5,870	7,886
General and administrative	624	2,573	3,197
Transaction pursuit costs	3	89	92
Depreciation and amortization	1,366	5,366	6,732
Total operating expenses	5,193	19,642	24,835
Income from operations	$4,097	$2,955	$7,052

Three months ended June 30, 2021	Commercial	Residential	Total
Rental income	$9,098	$21,573	$30,671
Total revenues	9,098	21,573	30,671
Property operating expenses	1,112	6,109	7,221
Real estate taxes and insurance	1,893	5,470	7,363
General and administrative	535	2,267	2,802
Depreciation and amortization	1,274	5,015	6,289
Total operating expenses	4,814	18,861	23,675
Income from operations	$4,284	$2,712	$6,996

Six months ended June 30, 2022	Commercial	Residential	Total
Rental income	$19,878	$44,059	$63,937
Total revenues	19,878	44,059	63,937
Property operating expenses	2,327	12,140	14,467
Real estate taxes and insurance	4,036	11,781	15,817
General and administrative	1,147	4,992	6,139
Transaction pursuit costs	81	435	516
Depreciation and amortization	2,722	10,715	13,437
Total operating expenses	10,313	40,063	50,376
Income from operations	$9,565	$3,996	$13,561

Six months ended June 30, 2021	Commercial	Residential	Total
Rental income	$18,145	$43,177	$61,322
Total revenues	18,145	43,177	61,322
Property operating expenses	2,231	13,632	15,863
Real estate taxes and insurance	3,789	10,886	14,675
General and administrative	834	4,261	5,095
Transaction pursuit costs	60	—	60
Depreciation and amortization	2,517	9,999	12,516
Total operating expenses	9,431	38,778	48,209
Income from operations	$8,714	$4,399	$13,113

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2022 (unaudited)	$310,652	$922,419	$1,233,071
December 31, 2021	310,423	923,234	1,233,657

The Company’s interest expense by segment for the three and six months ended June 30, 2022 and 2021, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2022	$2,511	$7,494	$10,005
2021	$2,106	$8,260	$10,366

Six months ended June 30,
2022	$5,004	$14,986	$19,990
2021	$4,182	$16,401	$20,583

The Company’s capital expenditures, including acquisitions, by segment for the three and six months ended June 30, 2022 and 2021, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2022	$838	$15,332	$16,170
2021	$1,804	$4,505	$6,309

Six months ended June 30,
2022	$1,628	$30,976	$32,604
2021	$4,174	$7,677	$11,851

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

As of June 30, 2022, the Company owns:

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

COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted global economic activity and contributed to significant volatility in financial markets. The COVID-19 pandemic and associated government actions intended to curb its spread created disruptions in, and adversely impacted, many industries and negatively impacted, and could continue to negatively impact, the Company’s business in several ways, including affecting its tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. The Tribeca House property and several other properties experienced declines in leased occupancy and residential rental rate as a result of the COVID-19 pandemic. Certain of the Company’s commercial tenants requested and received partial rent deferrals during the pandemic (the total deferred amount at June 30, 2022, was $1.5 million). In some cases, the Company restructured rent and other obligations under its leases with its tenants on terms that were less favorable to it than those currently in place. Additionally, the outbreak could have a continued material adverse impact on economic and market conditions which may ultimately result in a further decrease in occupancy levels across the Company’s portfolio as residents reduce their spending and replacement tenants become harder to find. Despite mitigation of the worst effects of the pandemic, we are still unable to make a prediction as to the ultimate material adverse impact of the COVID-19 pandemic. Nevertheless, COVID-19 presents uncertainty and risk with respect to the Company’s tenants, which could adversely affect the Company’s financial performance.

Despite these continuing very challenging circumstances, our business has remained durable. Our properties have remained open and operational throughout the pandemic. We are taking the necessary steps to keep our employees and tenants safe in compliance with state and local orders, and we continue to provide typical services to our residents. Our rent collection rate during the second quarter of 2022 was 97.3%; for full-year 2021, our rent collection rate was 96.7%. At June 30, 2022, our properties were 98% leased. We expect our properties and the New York City market to remain desirable to a broad range of tenants and our operations to return to a more normal state over time.

Results of Operations

Our focus throughout 2021 and year-to-date 2022 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended June 30, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$22,597	$21,573	$1,024	4.7%
Commercial rental income	9,290	9,098	192	2.1%
Total revenues	31,887	30,671	1,216	4.0%
Operating Expenses
Property operating expenses	6,928	7,221	(293)	(4.1)%
Real estate taxes and insurance	7,886	7,363	523	7.1%
General and administrative	3,197	2,802	395	14.1%
Transaction pursuit costs	92	—	92	100.0%
Depreciation and amortization	6,732	6,289	443	7.0%
Total operating expenses	24,835	23,675	1,160	4.9%
Income from operations	7,052	6,996	56	0.8%
Interest expense, net	(10,005)	(10,366)	(361)	(3.5)%
Gain on involuntary conversion	—	139	(139)	(100.0)%
Net loss	$(2,953)	$(3,231)	$278	8.6%

Revenue. Residential rental income increased to $22,597 for the three months ended June 30, 2022, from $21,573 for the three months ended June 30, 2021, primarily due to increases in rental rates and leased occupancy at the Tribeca House, Clover House and Aspen properties of $1,640 partially offset by reserves and writeoffs of receivables recorded in accordance with ASC 842 of $637. For example, base rent per square foot increased at the Tribeca House property to $67.14 (99.7% leased occupancy) at June 30, 2022, from $60.14 (97.0% leased occupancy) at June 30, 2021; leased occupancy at the Flatbush Gardens property increased to 97.7% at June 30, 2022 from 92.5% at June 30, 2021.

Commercial rental income increased to $9,290 for the three months ended June 30, 2022, from $9,098 for the three months ended June 30, 2021 due to commencement of a new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping and, in 2021, bad debt expense. Property operating expenses decreased to $6,928 for the three months ended June 30, 2022, from $7,221 for the three months ended June 30, 2021, primarily due to bad debt expense of $900 recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842 partially offset by higher utilities costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,886 for the three months ended June 30, 2022, from $7,363 for the three months ended June 30, 2021, due to increased property insurance across the portfolio.

General and administrative. General and administrative expenses increased to $3,197 for the three months ended June 30, 2022, from $2,802 for the three months ended June 30, 2021 primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned acquisition.

Depreciation and amortization. Depreciation and amortization expense increased to $6,732 for the three months ended June 30, 2022, from $6,289 for the three months ended June 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, decreased to $10,005 for the three months ended June 30, 2022, from $10,366 for the three months ended June 30, 2021 primarily due to interest capitalized related to development of the 1010 Pacific Street and Dean Street properties in 2022.

Net loss. As a result of the foregoing, net loss decreased to $2,953 for the three months ended June 30, 2022, from $3,231 for the three months ended June 30, 2021.

Income Statement for the Six Months Ended June 30, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$44,059	$43,177	$882	2.0%
Commercial rental income	19,878	18,145	1,733	9.6%
Total revenues	63,937	61,322	2,615	4.3%
Operating Expenses
Property operating expenses	14,467	15,863	(1,396)	(8.8)%
Real estate taxes and insurance	15,817	14,675	1,142	7.8%
General and administrative	6,139	5,095	1,044	20.5%
Transaction pursuit costs	516	60	456	760.0%
Depreciation and amortization	13,437	12,516	921	7.4%
Total operating expenses	50,376	48,209	2,167	4.5%
Income from operations	13,561	13,113	448	3.4%
Interest expense, net	(19,990)	(20,583)	(593)	(2.9)%
Loss on modification/extinguishment of debt	—	(3,034)	(3,034)	(100.0)%
Gain on involuntary conversion	—	139	(139)	(100.0)%
Net loss	$(6,429)	$(10,365)	$3,936	38.0%

Revenue. Residential rental income increased to $44,059 for the six months ended June 30, 2022, from $43,177 for the six months ended June 30, 2021, primarily due to increases in rental rates and leased occupancy at the Tribeca House, Clover House and Aspen properties of $2,199 partially offset by reserves and writeoffs of receivables recorded in accordance with ASC 842 of $1,338. For example, base rent per square foot increased at the Tribeca House property to $67.14 (99.7% leased occupancy) at June 30, 2022, from $60.14 (97.0% leased occupancy) at June 30, 2021; leased occupancy at the Flatbush Gardens property increased to 97.7% at June 30, 2022 from 92.5% at June 30, 2021.

Commercial rental income increased to $19,878 for the six months ended June 30, 2022, from $18,145 for the six months ended June 30, 2021 due the restoration of revenue as per ASC 842 from a tenant at Tribeca House now probable of collection of $1,100, commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping and, in 2021, bad debt expense. Property operating expenses decreased to $14,467 for the six months ended June 30, 2022, from $15,863 for the six months ended June 30, 2021, primarily due to bad debt expense of $2,078 recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842 partially offset by higher repairs and maintenance expense at the Flatbush Gardens property.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $15,817 for the six months ended June 30, 2022, from $14,675 for the six months ended June 30, 2021, due to increased property insurance across the portfolio.

General and administrative. General and administrative expenses increased to $6,139 for the six months ended June 30, 2022, from $5,095 for the six months ended June 30, 2021 primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned acquisition.

Depreciation and amortization. Depreciation and amortization expense increased to $13,437 for the six months ended June 30, 2022, from $12,516 for the six months ended June 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, decreased to $19,990 for the six months ended June 30, 2022, from $20,583 for the six months ended June 30, 2021 primarily due to interest capitalized related to development of the 1010 Pacific Street and Dean Street properties in 2022.

Loss on modification/extinguishment of debt. Loss on modification/extinguishment of debt related to the refinancing of the 141 Livingston Street loan in February 2021. The amount included charges for early termination and extinguishment of debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by units at the Flatbush Gardens property.

Net loss. As a result of the foregoing, net loss decreased to $6,429 for the six months ended June 30, 2022, from $10,365 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $1,152 million of indebtedness, net of unamortized issuance costs, secured by our properties, $29.4 million of cash and cash equivalents, and $14.5 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended June 30, 2022 and 2021, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.2 million and $4.2 million, respectively.

Cash Flows for the Three Months Ended June 30, 2022 and 2021 (in thousands)

	Three Months Ended June 30,
	2022	2021
Operating activities	$11,682	$9,006
Investing activities	(30,879)	(12,756)
Financing activities	10,942	13,011

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2022 and 2021, were as follows:

Net cash flow provided by operating activities was $11,682 for the six months ended June 30, 2022, compared to $9,006 for the six months ended June 30, 2021. The net increase during the 2022 period primarily reflects improved revenues discussed above and improved collection experience.

Net cash used in investing activities was $30,879 for the six months ended June 30, 2022, compared to $12,756 for the six months ended June 30, 2021. The increase was primarily due to capital spending on developing 1010 Pacific Street and the Dean Street property including acquisition of a few remaining parcels of land purchased in 2022.

Net cash provided by financing activities was $10,942 for the six months ended June 30, 2022, compared to $13,011 for the six months ended June 30, 2021. Cash was provided in the six months ended June 30, 2022, by borrowings under the lending facility for 1010 Pacific Street and 953 Dean Street development properties ($20,839) partially offset by dividends and distributions ($8,461), scheduled debt amortization payments ($1,101) and loan issuance and extinguishment cost ($335). Cash was provided in the six months ended June 30, 2021, by net refinancing proceeds from a new loan on the 141 Livingston Street property ($25,759) and additional borrowings related to the development at the 1010 Pacific Street property ($505), regularly scheduled debt amortization ($1,062), loan issuance and extinguishment costs ($3,809) and dividends and distributions ($8,382).

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

Although the impact of inflation has been relatively insignificant in recent years, it has recently become a factor in the United States economy and could increase the cost of acquiring, replacing and operating the properties in the future.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFO
Net loss	$(2,953)	$(3,231)	$(6,429)	$(10,365)
Real estate depreciation and amortization	6,732	6,289	13,437	12,516
FFO	$3,779	$3,058	$7,008	$2,151

AFFO
FFO	$3,779	$3,058	$7,008	$2,151
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(32)	(17)	(63)
Straight-line rent adjustments	(1)	(52)	(190)	(53)
Amortization of debt origination costs	313	313	626	621
Amortization of LTIP awards	714	795	1,209	1,281
Transaction pursuit costs	92	—	516	60
Loss on extinguishment / modification of debt	—	—	—	3,034
Gain on involuntary conversion	—	(139)	—	(139)
Certain litigation-related expenses	166	65	253	124
Recurring capital spending	(89)	(58)	(138)	(108)
AFFO	$5,087	$4,071	$9,508	$7,149

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA
Net loss	$(2,953)	$(3,231)	$(6,429)	$(10,365)
Real estate depreciation and amortization	6,732	6,289	13,437	12,516
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(32)	(17)	(63)
Straight-line rent adjustments	(1)	(52)	(190)	(53)
Amortization of LTIP awards	714	795	1,209	1,281
Interest expense, net	10,005	10,366	19,990	20,583
Transaction pursuit costs	92	—	516	60
Loss on extinguishment / modification of debt	—	—	—	3,034
Gain on involuntary conversion	—	(139)	—	(139)
Certain litigation-related expenses	166	65	253	124
Adjusted EBITDA	$14,868	$14,182	$29,010	$27,219

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NOI
Income from operations	$7,052	$6,996	$13,561	$13,113
Real estate depreciation and amortization	6,732	6,289	13,437	12,516
General and administrative expenses	3,197	2,802	6,139	5,095
Transaction pursuit costs	92	—	516	60
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(32)	(17)	(63)
Straight-line rent adjustments	(1)	(52)	(190)	(53)
NOI	$17,185	$16,124	$33,687	$30,909

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

A one percent change in interest rates on our $71.9 million of variable rate debt as of June 30, 2022, would impact annual net loss by approximately $0.7 million.

At June 30, 2022, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,102.7 million and $1,199.4 million as of June 30, 2022 and December 31, 2021, respectively

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2022, and there have been no material changes to those risk factors for the six months ended June 30, 2022. Moreover, many of the risks described in the risk factors set forth in our Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic.

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

CLIPPER REALTY INC.

August 9, 2022	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer