Form 10-Q
period 2022-09-30
Clipper Realty Inc.
filed 2022-11-09
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ☒

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●

the continuing effects of the novel strain of coronavirus (“COVID-19”) pandemic, and measures intended to curb its spread, including its effect on our tenants’ ability or willingness to pay rents and on demand for housing in the New York metropolitan area;

●	the impact of the recent increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our porperties

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	654,276	649,686
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	12,840	12,500
Real estate under development	134,775	97,301
Total investment in real estate	1,346,156	1,303,752
Accumulated depreciation	(178,043)	(158,002)
Investment in real estate, net	1,168,113	1,145,750
Cash and cash equivalents	19,987	34,524
Restricted cash	15,505	17,700
Tenant and other receivables, net of allowance for doubtful accounts of $172 and $7,905, respectively	5,151	10,260
Deferred rent	2,630	2,656
Deferred costs and intangible assets, net	6,740	7,126
Prepaid expenses and other assets	10,866	15,641
TOTAL ASSETS	$1,228,992	$1,233,657

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $10,545 and $12,898, respectively	$1,156,709	$1,131,154
Accounts payable and accrued liabilities	13,649	19,558
Security deposits	8,006	7,110
Below-market leases, net	27	53
Other liabilities	6,618	5,833
TOTAL LIABILITIES	1,185,009	1,163,708
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 shares issued and outstanding	160	160
Additional paid-in-capital	88,610	88,089
Accumulated deficit	(72,099)	(61,736)
Total stockholders’ equity	16,671	26,513
Non-controlling interests	27,312	43,436
TOTAL EQUITY	43,983	69,949
TOTAL LIABILITIES AND EQUITY	$1,228,992	$1,233,657

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Residential rental income	$23,108	$21,341	$67,167	$64,518
Commercial rental income	9,692	9,290	29,570	27,435
TOTAL REVENUES	32,800	30,631	96,737	91,953

OPERATING EXPENSES
Property operating expenses	7,267	6,684	21,734	22,547
Real estate taxes and insurance	8,252	7,853	24,069	22,528
General and administrative	3,209	2,684	9,348	7,779
Transaction pursuit costs	(10)	—	506	60
Depreciation and amortization	6,784	6,452	20,221	18,968
TOTAL OPERATING EXPENSES	25,502	23,673	75,878	71,882

INCOME FROM OPERATIONS	7,298	6,958	20,859	20,071

Interest expense, net	(10,086)	(10,375)	(30,076)	(30,958)
Loss on extinguishment of debt	—	—	—	(3,034)
Gain on involuntary conversion	—	—	—	139

Net loss	(2,788)	(3,417)	(9,217)	(13,782)

Net loss attributable to non-controlling interests	1,731	2,122	5,723	8,558
Net loss attributable to common stockholders	$(1,057)	$(1,295)	$(3,494)	$(5,224)

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.26)	$(0.36)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734
Amortization of LTIP grants	—	—	—	—	—	714	714
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,747)	(4,273)
Net loss	—	—	—	(1,119)	(1,119)	(1,834)	(2,953)
Reallocation of noncontrolling interests	—	—	177	—	177	(177)	—
Balance June 30, 2022	16,063,228	$160	$88,392	$(69,516)	$19,036	$31,186	$50,222
Amortization of LTIP grants	—	—	—	—	—	855	855
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,780)	(4,306)
Net loss	—	—	—	(1,057)	(1,057)	(1,731)	(2,788)
Reallocation of noncontrolling interests	—	—	218	—	218	(218)	—
Balance September 30, 2022	16,063,228	$160	88,610	$(72,099)	$16,671	27,312	$43,983

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114
Amortization of LTIP grants	—	—	—	—	—	486	486
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(2,704)	(2,704)	(4,430)	(7,134)
Reallocation of noncontrolling interests	—	—	122	—	122	(122)	—
Balance March 31, 2021	16,063,228	$160	$87,469	$(52,275)	$35,354	$57,921	$93,275
Amortization of LTIP grants	—	—	—	—	—	795	795
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,665)	(4,191)
Net loss	—	—	—	(1,225)	(1,225)	(2,006)	(3,231)
Reallocation of noncontrolling interests	—	—	238	—	238	(238)	—
Balance June 30, 2021	16,063,228	$160	$87,707	$(55,026)	$32,841	$53,807	$86,648
Amortization of LTIP grants	—	—	—	—	—	665	665
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,295)	(1,295)	(2,122)	(3,417)
Reallocation of noncontrolling interests	—	—	191	—	191	(191)	—
Balance September 30, 2021	16,063,228	$160	$87,898	$(57,847)	$30,211	$49,497	$79,708

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,217)	$(13,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,041	18,798
Amortization of deferred financing costs	939	934
Amortization of deferred costs and intangible assets	540	531
Amortization of above- and below-market leases	(26)	(96)
Loss on extinguishment of debt	—	3,034
Gain on involuntary conversion	—	(139)
Deferred rent	(220)	(125)
Amortization of LTIP Grants	2,064	1,946
Bad debt (recovery) expense	(387)	2,278
Transaction pursuit costs	—	60
Changes in operating assets and liabilities:
Tenant and other receivables	(304)	(3,169)
Prepaid expenses, other assets and deferred costs	2,606	1,286
Accounts payable and accrued liabilities	(2,558)	1,601
Security deposits	896	(128)
Other liabilities	785	460
Net cash provided by operating activities	15,159	13,489

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(35,966)	(20,803)
Insurance proceeds from involuntary conversion	—	150
Return of acquisition deposits	2,015	—
Cash paid in connection with acquisition of real estate	(8,041)	—
Net cash used in investing activities	(41,992)	(20,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(1,652)	(96,889)
Proceeds from mortgage notes	24,855	121,764
Dividends and distributions	(12,767)	(12,570)
Loan issuance and extinguishment costs	(335)	(5,939)
Net cash provided by financing activities	10,101	6,366

Net (decrease) in cash and cash equivalents and restricted cash	(16,732)	(798)
Cash and cash equivalents and restricted cash - beginning of period	52,224	89,032
Cash and cash equivalents and restricted cash - end of period	$35,492	$88,234

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$34,524	$72,058
Restricted cash	17,700	16,974
Total cash and cash equivalents and restricted cash – beginning of period	$52,224	$89,032

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$19,987	$59,130
Restricted cash	15,505	29,104
Total cash and cash equivalents and restricted cash – end of period	$35,492	$88,234

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $3,775 and $1,257 in 2022 and 2021, respectively	$29,244	$30,262
Non-cash interest capitalized to real estate under development	1,749	130
Additions to investment in real estate included in accounts payable and accrued liabilities	5,214	7,474

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

1. Organization

As of September 30, 2022, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•

the Dean Street property, which the Company plans to redevelop as a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA. In February and April 2022, the Company purchased additional parcels of land for $3.7 million and $4.3 million, respectively, and, in August 2022, paid $2.5 million to a tenant to vacate a leased parcel.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $0.11 million, respectively, and during the three and nine months ended September 30, 2021, the Company incurred $0.04 million and $0.1 million, respectively of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At September 30, 2022, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company had control over these entities and was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At September 30, 2022, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2022.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for certain financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2022 and 2021, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450. In the three and nine months ended September 30, 2022, the Company has charged revenue in the amount of $0.8 million and $2.3 million, respectively, for receivables not deemed probable of collection and in the three and nine months ended September 30, 2022 recorded an increase in revenues of $0.0 and $1.1 million, respectively, for a reassessment of collectability of one customer at Tribeca House that was determined to be probable of collection. By comparison, in the three and nine months ended September 30, 2021, the Company has charged $0.2 million and $2.3 million, respectively, to operating expenses for bad debt expense computed under the guidance of ASC 450. In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of December 31, 2021, of $6.0 million.

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

As of September 30, 2022, and December 31, 2021, there were 2,947,906 and 1,704,089 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $9.26 and $9.66 per unit, respectively. As of September 30, 2022, and December 31, 2021, there was $11.1 million and $2.3 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2022, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately five years.

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

As of September 30, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2022 and 2021, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2022 or 2021.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(1,057)	$(1,295)	$(3,494)	$(5,224)
Less: income attributable to participating securities	(280)	(161)	(688)	(491)
Subtotal	$(1,337)	$(1,456)	$(4,182)	$(5,715)
Denominator
Weighted-average common shares outstanding	16,063	16,063	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.09)	$(0.26)	$(0.36)

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). The new standard will be effective for the Company beginning on January 1, 2023.  The Company continues to evaluate the effect that this guidance may have on its consolidated financial statements.

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,345	1,191
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,263	11,109
Less accumulated amortization	(4,523)	(3,983)
Total deferred costs and intangible assets, net	$6,740	$7,126

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $60 and $58 for the three months ended September 30, 2022 and 2021, respectively, and $178 and $170 for the nine months ended September 30, 2022 and 2021, respectively; $10 of deferred costs were written off during the nine months ended September 30, 2021, and are included in transaction pursuit costs in the consolidated statements of operations. Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2022 and 2021, respectively, and $361 and $361 for the nine months ended September 30, 2022 and 2021, respectively is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2022, amortize in future years as follows:

2022 (Remainder)	$148
2023	581
2024	565
2025	555
2026	539
Thereafter	4,352
Total	$6,740

4. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Below-market leases	$297	$297
Less accumulated amortization	(270)	(244)
Below-market leases, net	$27	$53

Rental income included amortization of below-market leases of $9 and $33 for the three months ended September 30, 2022 and 2021, respectively, and $26 and $96 for the nine months ended September 30, 2022 and 2021, respectively; $488 of fully amortized below-market lease was written off during the nine months ended September 30, 2021.

Below-market leases as of September 30, 2022, amortize in future years as follows:

2022 Remainder	9
2023	18
Total	$27

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2022	December 31, 2021

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	62,934	64,047
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	3.375%	32,381	32,921
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	38,954	21,084
Dean Street, Brooklyn, NY (i)	12/22/2022	Prime + 1.60%	36,985	30,000
Total debt			$1,167,254	$1,144,052
Unamortized debt issuance costs			(10,545)	(12,898)
Total debt, net of unamortized debt issuance costs			$1,156,709	$1,131,154

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36-month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%) (6.2% at September 30, 2022). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity. During the nine months ended September 30, 2022, the Company borrowed $17,870 to fund development costs of the property.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The note matures on December 22, 2022, is subject to two six month extension options, requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (7.10% as of September 30, 2022). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2022:

2022 (Remainder)	$37,548
2023	2,296
2024	41,328
2025	2,468
2026	2,559
Thereafter	1,081,055
Total	$1,167,254

The Company recognized a loss on extinguishment of debt of $3,034 during the nine months ended September 30, 2021, in connection with the refinancing of debt on the 141 Livingston Street property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2022, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2022 (Remainder)	$7,730
2023	30,470
2024	30,359
2025	24,721
2026	4,434
Thereafter	20,812
Total	$118,526

The Company has commercial leases with the City of New York that comprised approximately 24% and 25% of total revenues for the three months ended September 30, 2022 and 2021, respectively, and 24% and 25% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,167,254	$1,144,052
Estimated fair value	$1,080,973	$1,199,409

8. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on May 9, 2022, the court issued a final ruling on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022 in the amount of $0.4 million.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint.  The case was placed on the court’s calendar and is next scheduled for a discovery conference on November 16, 2022.  Counsel for the parties have been engaged in and are continuing settlement discussions.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021.

As a result of the May 9, 2022 decision which established the probability and ability to reasonably compute amounts owed to tenants for all the cases the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations in the quarter ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3 million to the plaintiffs during the three-month period ended September 30, 2022. A remaining liability of $0.4 million is included in the balance sheet at September 30, 2022.

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

Contingencies

While business conditions in 2022 have improved, government actions in 2020 and 2021 intended to curb the spread of COVID-19 created disruptions in many industries and negatively impacted the Company’s business in several ways, including reducing our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. During this period, all our residential properties experienced declines in leased occupancy and residential rental rates per square foot and certain commercial tenants received partial rent deferrals or restructured lease terms unfavorable to us. Despite the improvements in our revenues, net operating income, rental rates and leased occupancy in 2022, some of these conditions persist and present uncertainty and risk with respect to the Company’s tenants and the Company’s financial performance.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2022	30%	70%	100%
Three months ended September 30, 2021	30%	70%	100%
Nine months ended September 30, 2022	31%	69%	100%
Nine months ended September 30, 2021	30%	70%	100%

One tenant at our Tribeca House property comprised approximately 26% of our gross tenants and other receivables at September 30, 2022.

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $64 and $66 for the three months ended September 30, 2022 and 2021, respectively, and $192 and $200 for the nine months ended September 30, 2022 and 2021. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $2 and $8 for the three months ended September 30, 2022 and 2021, respectively, and $(16) and $(25) for the nine months ended September 30, 2022 and 2021.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $200 for the three months ended September 30, 2022 and 2021 respectively, and $0 and $604 for the nine months ended September 30, 2022 and 2021.

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2022 and 2021, is as follows (unaudited):

Three months ended September 30, 2022	Commercial	Residential	Total
Rental income	$9,692	$23,108	$32,800
Total revenues	$9,692	$23,108	$32,800
Property operating expenses	1,240	6,027	7,267
Real estate taxes and insurance	2,228	6,024	8,252
General and administrative	598	2,611	3,209
Transaction pursuit costs	—	(10)	(10)
Depreciation and amortization	1,386	5,398	6,784
Total operating expenses	5,452	20,050	25,502
Income from operations	$4,240	$3,058	$7,298

Three months ended September 30, 2021	Commercial	Residential	Total
Rental income	$9,290	$21,341	$30,631
Total revenues	9,290	21,341	30,631
Property operating expenses	1,183	5,501	6,684
Real estate taxes and insurance	1,999	5,854	7,853
General and administrative	507	2,177	2,684
Depreciation and amortization	1,294	5,158	6,452
Total operating expenses	4,983	18,690	23,673
Income from operations	$4,307	$2,651	$6,958

Nine months ended September 30, 2022	Commercial	Residential	Total
Rental income	$29,570	$67,167	$96,737
Total revenues	29,570	67,167	96,737
Property operating expenses	3,567	18,167	21,734
Real estate taxes and insurance	6,264	17,805	24,069
General and administrative	1,745	7,603	9,348
Transaction pursuit costs	81	425	506
Depreciation and amortization	4,108	16,113	20,221
Total operating expenses	15,765	60,113	75,878
Income from operations	$13,805	$7,054	$20,859

Nine months ended September 30, 2021	Commercial	Residential	Total
Rental income	$27,435	$64,518	$91,953
Total revenues	27,435	64,518	91,953
Property operating expenses	3,414	19,133	22,547
Real estate taxes and insurance	5,788	16,740	22,528
General and administrative	1,341	6,438	7,779
Transaction pursuit costs	60	—	60
Depreciation and amortization	3,811	15,157	18,968
Total operating expenses	14,414	57,468	71,882
Income from operations	$13,021	$7,050	$20,071

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2022 (unaudited)	$311,625	$917,367	$1,228,992
December 31, 2021	310,423	923,234	1,233,657

The Company’s interest expense by segment for the three and nine months ended September 30, 2022 and 2021, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2022	$2,533	$7,553	$10,086
2021	$2,591	$7,784	$10,375

Nine months ended September 30,
2022	$7,537	$22,539	$30,076
2021	$6,773	$24,185	$30,958

The Company’s capital expenditures, including acquisitions, by segment for the three and nine months ended September 30, 2022 and 2021, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2022	$917	$8,883	$9,800
2021	$651	$11,716	$12,367

Nine months ended September 30,
2022	$2,545	$39,859	$42,404
2021	$4,825	$19,393	$24,218

11. Subsequent Events

On November 8, 2022, the Board of Directors of the Company declared cash dividends of $0.095 for each share of Common Stock, Class B LLC units and LTIP units. The dividends are payable on November 25, 2022, to stockholders of record on November 21, 2022 for the Common Shares and LTIP units and September 30, 2022 for the Class B units.

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

As of September 30, 2022, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan; and

•	one property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn, being redeveloped as a residential rental building.

•	the Dean Street property, to be redeveloped as a residential/retail rental building.

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

COVID-19 Pandemic

The Company is making substantial progress in recovering from the effects of the COVID-19 pandemic. In 2022, the Company has recorded steadily increasing quarterly revenue and operating income, culminating in record levels in the third quarter of 2022 of $32.8 million and $17.6 million, respectively. This compares to revenue and net operating income in the fourth quarter of 2019, immediately prior to the onset of the COVID-19 pandemic, of $30.6 million and $16.6 million. At September 30, 2022, leased occupancy in the residential portfolio was 99.1% and weighted average rent per square foot was $37.36, both exceeding pre-pandemic levels in the fourth quarter of 2019 of 97.7% and $36.47 per square foot, respectively. Throughout 2022, residential rents per square foot for new tenants have increased by over 20% from prior rental rates and by over 9% for renewals. While these trends may not continue, we expect our properties and the New York City market to remain desirable to a broad range of tenants.

Business conditions in 2022 contrast with those in 2020 and 2021, where government actions intended to curb the spread of COVID-19 created disruptions in many industries and negatively impacted the Company’s business in several ways, including reducing our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. During this period, all of our residential properties experienced declines in leased occupancy and residential rental rates per square foot and certain commercial tenants received partial rent deferrals or restructured lease terms unfavorable to us. Despite the improvements noted above, some of these conditions persist and present uncertainty and risk with respect to the Company’s tenants and the Company’s financial performance.

Results of Operations

Our focus throughout 2021 and year-to-date 2022 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations.

Income Statement for the Three Months Ended September 30, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$23,108	$21,341	$1,767	8.3%
Commercial rental income	9,692	9,290	402	4.3%
Total revenues	32,800	30,631	2,169	7.1%
Operating Expenses
Property operating expenses	7,267	6,684	583	8.7%
Real estate taxes and insurance	8,252	7,853	399	5.1%
General and administrative	3,209	2,684	525	19.6%
Transaction pursuit costs	(10)	—	(10)	(100.0)%
Depreciation and amortization	6,784	6,452	332	5.1%
Total operating expenses	25,502	23,673	1,829	7.7%
Income from operations	7,298	6,958	340	4.9%
Interest expense, net	(10,086)	(10,375)	289	2.8%
Net loss	$(2,788)	$(3,417)	$629	18.4%

Revenue. Residential rental income increased to $23,108 for the three months ended September 30, 2022, from $21,341 for the three months ended September 30, 2021, primarily due to increases in rental rates and leased occupancy at all properties of $2,527 partially offset by reserves and writeoffs of receivables recorded in accordance with ASC 842 of $760. For example, base rent per square foot increased at the Tribeca House property to $70.56 (99.0% leased occupancy) at September 30, 2022, from $59.84 (96.6% leased occupancy) at September 30, 2021; leased occupancy at the Flatbush Gardens property increased to 99.1% at September 30, 2022 from 92.6% at September 30, 2021.

Commercial rental income increased to $9,692 for the three months ended September 30, 2022, from $9,290 for the three months ended September 30, 2021 due to commencement of a new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street and 250 Livingston Street properties offset partially by decreased occupancy at the Aspen property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping and, in 2021, bad debt expense. Property operating expenses increased to $7,267 for the three months ended September 30, 2022, from $6,684 for the three months ended September 30, 2021, primarily due to increased costs for supplies, repairs and maintenance, water and sewer  and utility costs, partially offset by bad debt expense recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $8,252 for the three months ended September 30, 2022, from $7,853 for the three months ended September 30, 2021, due to increased property taxes across the portfolio, partially offset by lower insurance costs at Flatbush Gardens.

General and administrative. General and administrative expenses increased to $3,209 for the three months ended September 30, 2022, from $2,684 for the three months ended September 30, 2021 primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned transaction.

Depreciation and amortization. Depreciation and amortization expense increased to $6,784 for the three months ended September 30, 2022, from $6,452 for the three months ended September 30, 2021, due to completed additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, decreased to $10,086 for the three months ended September 30, 2022, from $10,375 for the three months ended September 30, 2021 primarily due to increased interest capitalized related to development of the 1010 Pacific Street and Dean Street properties in 2022.

Net loss. As a result of the foregoing, net loss decreased to $2,788 for the three months ended September 30, 2022, from $3,417 for the three months ended September 30, 2021.

Income Statement for the Nine Months Ended September 30, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$67,167	$64,518	$2,649	4.1%
Commercial rental income	29,570	27,435	2,135	7.8%
Total revenues	96,737	91,953	4,784	5.2%
Operating Expenses
Property operating expenses	21,734	22,547	(813)	(3.6)%
Real estate taxes and insurance	24,069	22,528	1,541	6.8%
General and administrative	9,348	7,779	1,569	20.2%
Transaction pursuit costs	506	60	446	743.3%
Depreciation and amortization	20,221	18,968	1,253	6.6%
Total operating expenses	75,878	71,882	3,996	5.6%
Income from operations	20,859	20,071	788	3.9%
Interest expense, net	(30,076)	(30,958)	882	2.8%
Loss on modification/extinguishment of debt	—	(3,034)	3,034	100.0%
Gain on involuntary conversion	—	139	(139)	(100.0)%
Net loss	$(9,217)	$(13,782)	$4,565	33.1%

Revenue. Residential rental income increased to $67,167 for the nine months ended September 30, 2022, from $64,518 for the nine months ended September 30, 2021, primarily due to increases in rental rates and leased occupancy at all properties of $4,727 partially offset by reserves and writeoffs of receivables recorded in accordance with ASC 842 of $2,078. For example, base rent per square foot increased at the Tribeca House property to $70.56 (99.0% leased occupancy) at September 30, 2022, from $59.84 (96.6% leased occupancy) at September 30, 2021; leased occupancy at the Flatbush Gardens property increased to 99.1% at September 30, 2022 from 92.6% at September 30, 2021.

Commercial rental income increased to $29,570 for the nine months ended September 30, 2022, from $27,435 for the nine months ended September 30, 2021 due the restoration of revenue as per ASC 842 from a tenant at Tribeca House now probable of collection of $1,100, commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping and, in 2021, bad debt expense. Property operating expenses decreased to $21,734 for the nine months ended September 30, 2022, from $22,547 for the nine months ended September 30, 2021, primarily due to bad debt expense of $2,263 recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842 partially offset by higher supplies, repairs and maintenance,water and sewer and utility costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $24,069 for the nine months ended September 30, 2022, from $22,528 for the nine months ended September 30, 2021, due to increased property insurance and tax assessments across the portfolio.

General and administrative. General and administrative expenses increased to $9,348 for the nine months ended September 30, 2022, from $7,779 for the nine months ended September 30, 2021 primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned transaction.

Depreciation and amortization. Depreciation and amortization expense increased to $20,221 for the nine months ended September 30, 2022, from $18,968 for the nine months ended September 30, 2021, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, decreased to $30,076 for the nine months ended September 30, 2022, from $30,958 for the nine months ended September 30, 2021 primarily due to interest capitalized related to development of the 1010 Pacific Street and Dean Street properties in 2022.

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

Net loss. As a result of the foregoing, net loss decreased to $9,217 for the nine months ended September 30, 2022, from $13,782 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had $1.2 billion of indebtedness, net of unamortized issuance costs, secured by our properties, $20.0 million of cash and cash equivalents, and $15.5 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended September 30, 2022 and 2021, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.2 million, respectively, and during the nine months ended September 30, 2022 and 2021, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $12.8 million and $12.6 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities	$15,159	$13,489
Investing activities	(41,992)	(20,653)
Financing activities	10,101	6,366

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and 2021, were as follows:

Net cash flow provided by operating activities was $15,159 for the nine months ended September 30, 2022, compared to $13,489 for the nine months ended September 30, 2021. The net increase during the 2022 period primarily reflects improved revenues discussed above partially offset by payments made for accrued expenses, specifically a litigation payment of $2,300.

Net cash used in investing activities was $41,992 for the nine months ended September 30, 2022, compared to $20,653 for the nine months ended September 30, 2021. The increase was primarily due to capital spending on developing 1010 Pacific Street and the Dean Street property including acquisition of a few remaining parcels of land purchased in 2022.

Net cash provided by financing activities was $10,101 for the nine months ended September 30, 2022, compared to $6,366 for the nine months ended September 30, 2021. Cash was provided in the nine months ended September 30, 2022, by borrowings under the lending facility for 1010 Pacific Street and 953 Dean Street development properties ($24,855) partially offset by dividends and distributions ($12,767), scheduled debt amortization payments ($1,652) and loan issuance and extinguishment cost ($335). Cash was provided in the nine months ended September 30, 2021 by proceeds from a new loan on the 141 Livingston Street property ($100,000) and additional borrowings related to the development and refinance at the 1010 Pacific Street property ($21,764), partially offset by repayment of the existing loan on the 141 Livingston Street property ($74,241), repayment of the bridge loan on the 1010 Pacific Street property ($21,054) scheduled debt amortization ($1,594) and loan issuance and extinguishment costs ($5,939).

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, replacing and operating properties. For the three and nine month periods ended September 30, 2022, inflation impacted utility, payroll and repairs and supplies expenses. A substantial portion of our interest costs relating to operating properties are fixed through 2027. We do not believe that inflation currently poses a material risk to the Company principally because leases at our residential rental properties, which comprise approximately 69% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO
Net loss	$(2,788)	$(3,417)	$(9,217)	$(13,782)
Real estate depreciation and amortization	6,784	6,452	20,221	18,968
FFO	$3,996	$3,035	$11,004	$5,186

AFFO
FFO	$3,996	$3,035	$11,004	$5,186
Amortization of real estate tax intangible	121	120	361	361
Amortization of above- and below-market leases	(9)	(33)	(26)	(96)
Straight-line rent adjustments	(31)	(72)	(220)	(125)
Amortization of debt origination costs	313	313	939	934
Amortization of LTIP awards	856	665	2,064	1,946
Transaction pursuit costs	(10)	—	506	60
Loss on extinguishment / modification of debt	—	—	—	3,034
Gain on involuntary conversion	—	—	—	(139)
Certain litigation-related expenses	(65)	75	188	199
Recurring capital spending	(138)	(51)	(276)	(159)
AFFO	$5,033	$4,052	$14,540	$11,201

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA
Net loss	$(2,788)	$(3,417)	$(9,217)	$(13,782)
Real estate depreciation and amortization	6,784	6,452	20,221	18,968
Amortization of real estate tax intangible	121	120	361	361
Amortization of above- and below-market leases	(9)	(33)	(26)	(96)
Straight-line rent adjustments	(31)	(72)	(220)	(125)
Amortization of LTIP awards	856	665	2,064	1,946
Interest expense, net	10,086	10,375	30,076	30,958
Transaction pursuit costs	(10)	—	506	60
Loss on extinguishment / modification of debt	—	—	—	3,034
Gain on involuntary conversion	—	—	—	(139)
Certain litigation-related expenses	(65)	75	188	199
Adjusted EBITDA	$14,944	$14,165	$43,953	$41,384

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NOI
Income from operations	$7,298	$6,958	$20,859	$20,071
Real estate depreciation and amortization	6,784	6,452	20,221	18,968
General and administrative expenses	3,209	2,684	9,348	7,779
Transaction pursuit costs	(10)	—	506	60
Amortization of real estate tax intangible	121	120	361	361
Amortization of above- and below-market leases	(9)	(33)	(26)	(96)
Straight-line rent adjustments	(31)	(72)	(220)	(125)
NOI	$17,362	$16,109	$51,049	$47,018

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

A one percent change in interest rates on our $75.9 million of variable rate debt as of September 30, 2022, would impact annual net loss by approximately $0.8 million.

At September 30, 2022, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,080.9 million and $1,199.4 million as of September 30, 2022 and December 31, 2021, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of September 30, 2022, and there have been no material changes to those risk factors for the three and nine months ended September 30, 2022.

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

CLIPPER REALTY INC.

November 9, 2022	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer