Form 10-K
period 2022-12-31
Clipper Realty Inc.
filed 2023-03-16
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒     No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2022, closing price of our Class A common stock on the New York Stock Exchange – $98,186,843

As of March 16, 2023, there were 16,063,228 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Proxy Statement relating to its 2023 Annual Meeting of Shareholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

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

●	Our portfolio’s revenue is currently generated from seven of our properties;

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

●	We engage in development and redevelopment activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations;

●

We have in the past and we may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, generate positive cash flows or to make real estate properties suitable for sale, which could adversely affect us, including our financial condition, results of operations and cash flow;

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

●	Increased inflation may have a negative effect on rental rates and our results of operations;

●	Our subsidiaries may be prohibited from making distributions and other payments to us;

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

●	Our charter contains a provision that expressly permits our officers to compete with us;

●	We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

●	Changing interest rates could increase interest costs and adversely affect our cash flows and the market price of our securities;

●	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt;

●	Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities;

●	Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock; and

●	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.

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

As of December 31, 2022, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” The LLC subsidiaries are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the Operating Partnership or shares of our common stock. At December 31, 2022, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 37.9% of the aggregate distributions from the LLC subsidiaries.

The Company’s revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 70% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2022, agencies of the City of New York leased approximately 17% of the total rentable square feet in our portfolio, representing approximately 20% of our total portfolio’s annualized rent.

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

●	Proactive asset and property management – utilize our proactive, service-intensive approach to help increase occupancy and rental rates and manage operating expenses.

●	Redevelop assets – execute on our targeted capital program to selectively redevelop properties and achieve rent growth in an expedited fashion.

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

Government Regulation

The Company and its properties are subject to government regulations including, but not limited to real property, rental and environmental regulations such as the New York State Real Property Law and the New York State Real Property Tax Law. Additionally, numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings including, as discussed below, the Housing Stability and Tenant Protection Act of 2019 which affects rent-stabilized apartments in New York City. The Americans With Disabilities Act requires us to meet federal requirements related to access and use by disabled persons and the FHAA (as defined below) requires our buildings to comply with design and construction requirements for disabled access.  Our buildings are also subject to certain New York City environmental regulations which require us to meet certain environmental criteria over various periods of time.

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

The Company has also been working to identify areas where it can improve the carbon footprint of its properties. At some of its properties, in both common areas and tenant units, the Company has replaced older electric fixtures with LED lighting. Vehicles which have been used to assist with operations at some of the properties have been replaced with electric scooters. During 2021 and 2022 the Company has replaced the roofs at many of its properties with insulated roofs to help reduce heat buildup and thereby lower electric costs during the summer months. For properties in development, the Company is working with its vendors to obtain environmentally friendly products and materials.

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

Human Capital Resources

As of December 31, 2022, we had 147 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract is in effect through December 31, 2023. The Building Maintenance Employees Union, Local 486 contract is in effect through April 29, 2023.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2022, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 17% of the total rentable square feet in our portfolio and approximately 20% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In certain cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

As of December 31, 2022, our portfolio consisted of nine properties, seven of which generated revenues in 2022 – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property and the Clover House property, which accounted for 29.1%, 31.8%, 12.5%, 13.2%, 5.3%, 2.7%, and 5.4%, respectively, of our portfolio’s total revenue for the year ended December 31, 2022. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2022, we had approximately 63,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 69% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2023 (including month-to-month leases). As of December 31, 2022, we had no vacant commercial space, and approximately 10,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our commercial and/or residential space decrease, our existing commercial tenants do not renew their leases or exercise early termination options or we do not re-lease a significant portion of our available and soon-to-be-available commercial and/or residential space, our financial condition, results of operations, cash flow, the market value of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders would be adversely affected.

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

We engage in development and redevelopment activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations.

We engage in development and redevelopment activities with respect to our properties as we believe market conditions dictate. For example, we are currently redeveloping the 1010 Pacific Street property and plan to develop the Dean Street property as fully amenitized residential rental buildings. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment.

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

We have in the past and we may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, generate positive cash flows or to make real estate properties suitable for sale, which could adversely affect us, including our financial condition, results of operations and cash flow.

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

Our dependence on rental revenue may adversely affect us, including our profitability, our ability to meet our debt obligations and our ability to make distributions to our stockholders.

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

The COVID-19 pandemic, which was declared a pandemic by the World Health Organization in March 2020, has had an ongoing significant adverse impact on local, national, and global economic activity and has contributed to volatility in global financial markets. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. These restrictions have been mostly  lifted, and the negative impact of the COVID-19 pandemic appears to be much improved,  some of the impact of the restrictions by the State and City of New York have continued and there can be no assurance that broader lockdown restrictions will not be re-imposed or that additional new restrictions will not be put in place.

The impact of the COVID-19 pandemic and measures enacted by governmental authorities to curb its spread have negatively impacted, and may continue to negatively impact, our business in a number of ways, including affecting our tenants’ ability or willingness to pay rents and reducing demand for housing in the New York metropolitan area. For example, certain government programs intended to provide rent relief had extended tenant eviction protections for nonpayment and New York tenant courts had limited their availability in 2020 and 2021. While the courts have since opened, the back log in cases, as well as lingering economic impact on certain of our tenants’ ability and or willingness to pay both back and current rent, could negatively impact our results. Additionally, certain of our commercial tenants requested and received partial rent deferrals in 2020 through 2021, during the pandemic. While in some cases, we have restructured rent and other obligations under our leases with our tenants on terms that are less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may enact, expand or extend certain measures, including moratoriums on or suspensions of eviction proceedings, imposing restrictions on our ability to enforce tenants’ contractual rental obligations. In addition, if governmental restrictions restricting our employees’ and other brokers’ ability to meet with existing and potential residents are re-imposed, such restrictions may disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.

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

The full extent of any future impact of the COVID-19 pandemic’s effect on our business, financial condition, liquidity and results of operations will depend on future developments, including the duration, spread and intensity of the outbreak and the measures intended to curb its spread, all of which are uncertain and difficult to predict. We are unable to estimate the effect of these factors on our business, but if such events lead to a continued significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition, liquidity and results of operations could be adversely affected.

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

Apartment landlords in gentrifying neighborhoods in Brooklyn and other parts of the New York metropolitan area have come under public scrutiny, and in a few cases have been the subject of civil and criminal investigations, for their alleged treatment of tenants who cannot afford the rent increases that often result from neighborhood gentrification and landlord improvements to properties. As disclosed in Note 9, “Commitments and Contingencies”, Clipper Equity was the subject of an investigation by the Office of the Attorney General of the State of New York with respect to its activities, and in April 2022 entered into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates. It is possible that we or members of our management team could come under additional similar public scrutiny or become the target of additional similar investigations, which could lead to negative publicity and require that we expend significant resources to defend ourselves, all of which could adversely affect our operating results and our ability to pay distributions to our stockholders. In addition, if we or our affiliates violate the Assurance of Discontinuance or future regulatory orders or consent decrees, we could be subject to substantial monetary fines and other penalties that could seriously harm our business.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2022, we had no corporate debt and $1,171.2 million in property-level debt. See Note 6 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

Increased inflation may have a negative effect on rental rates and our results of operations.

Substantial inflationary pressures could have a negative effect on rental rates and property operating expenses. The U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher third-party vendor costs and increased our interest expense due to higher interest rates on our variable rate debt. Although the short-term nature of our apartment leases generally enables us to compensate for inflationary effects by increasing rents, inflation could outpace any increases in rent and adversely affect us. We may not be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, are unknown at this time. Additionally, inflation may also increase the costs to complete our development projects, including costs of materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected returns on development projects.

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

We are considered an accelerated filer and are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because our status as an emerging growth company ended December 31, 2022 and we are a smaller reporting company with $100 million or more of annual revenues, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting for the first time. Our transition to becoming subject to the additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

We are a smaller reporting company and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company or elect not to adopt such accommodations, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting company, there may be a less active trading market for our common shares and our share price may be more volatile.

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

As of December 31, 2022, we had $1,171.2 million of total indebtedness, all of which was property-level debt. See Note 6 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Changing interest rates could increase interest costs and adversely affect our cash flows and the market price of our securities.

We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2022, we had approximately $113.8 million of variable rate indebtedness outstanding, primarily for our development properties, which constitutes approximately 15% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. Continued increases in interest rates would further increase our interest expense and increase the cost of refinancing existing indebtedness and of issuing new debt. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions and make acquisitions and develop properties.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the impact of the recent increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our properties;

●

market and economic conditions, including rising interest rates, affecting occupancy, rental rates, the overall market value of our properties, our access to capital and the cost of capital, and our ability to refinance indebtedness;

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2022, our portfolio consisted of nine properties totaling approximately 3.3 million rentable square feet (plus an approximate 270,000 rentable square feet under development) and was approximately 99% leased (excluding square footage under development). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property, the 1010 Pacific Street property (currently under development) and the Dean Street property (currently under development).

The table below presents an overview of the Company’s portfolio as of December 31, 2022:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased	Annualized December 2022 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,224		390		99.2%	$27.7	$71.21
53 Park Place	Manhattan	1921	86,288		116		99.1%	$6.3	$76.29
Flatbush Gardens complex	Brooklyn	1950	1,748,671		2,494		98.8%	$44.4	$25.97
250 Livingston Street	Brooklyn	1920	26,819		36		94.4%	$1.4	$54.63
Aspen	Manhattan	2004	165,542		232		98.3%	$5.8	$36.78
10 West 65th Street	Manhattan	1939	75,678		82		100.0%	$3.7	$51.21
Clover House	Brooklyn	1959	102,131		158		94.9%	$7.0	$73.31
			2,601,353		3,508		98.7% (2)	$96.3	$38.19	(2)

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1		100.0%	$10.3	$50.00
250 Livingston Street	Brooklyn	1920	342,496		1		100.0%	$15.4	$44.93
			548,580		2		100.0% (2)	$25.7	$46.84	(2)

Retail
50 Murray Street (retail)	Manhattan		44,583		8		100.0%	$2.4	$54.71
50 Murray Street (parking)	Manhattan		24,200		1		100.0%	$1.4	$57.85
53 Park Place (retail)	Manhattan		8,600		1		—	—	—
141 Livingston Street (parking/other)	Brooklyn		14,853		1		100.0%	$0.4	$27.17
250 Livingston Street (retail)	Brooklyn		990		1		100.0%	$0.1	$125.83
250 Livingston Street (parking)	Brooklyn		—		—		—	$0.2	—
Aspen (retail)	Manhattan		12,429		5		100.0%	$0.6	$49.97
Aspen (parking)	Manhattan		—		—		—	—	—
			105,655		17		91.9% (2)	$5.1	$53.97	(2)

Total			3,255,588		3,527		98.7% (2)	$127.1	$37.95	(2)

Real Estate Under Development
1010 Pacific Street	Brooklyn		115,444	(3)	175	(3)
Dean Street	Brooklyn		154,468	(4)	242	(4)

(1) Represents annualized revenue based on December 2022 data.

(2) Represents weighted average.

(3) Land purchase made on November 8, 2019; square footage and number of units based on management’s development estimates.

(4) Land purchases made on December 22, 2021, February 14, 2022 and April 14, 2022, square footage and number of units based on management’s development estimates

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2023. Excludes residential leases which are generally of one year duration.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2023	2	10,839	$762,500	2.5%
2024	1	1,597	76,800	0.3%
2025	3	550,275	25,756,016	84.1%
2026	1	510	18,360	0.1%
2027	3	42,068	1,686,672	5.5%
2028	1	—	55,200	0.2%
2029	—	—	—	0.0%
2030	1	990	93,043	0.3%
2031	1	540	160,680	0.5%
2032	2	4,606	306,996	1.0%
Thereafter	2	26,925	1,697,300	5.5%
Total	17	638,350	$30,613,567	100.0%

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

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally managed garage. Tenants include Equinox (a premium fitness club), Starbucks, 7 Eleven and Apple Bank. The weighted average remaining lease duration of the retail tenants at December 31, 2022, is approximately five years.

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

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2022. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

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

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $329.0 million as of December 31, 2022. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

The 141 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $100 million as of December 31, 2022. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2022. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $62.5 million as of December 31, 2022. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

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

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2022. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $32.2 million as of December 31, 2022. The note matures on November 1, 2027, and bore an interest rate of 3.375% through October 2022 at which time it was scheduled to reset to the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company signed an amendment to the note that changed the benchmark and spread used from LIBOR plus 2.75% to 1-Month CME term SOFR plus 2.5%, rounded up to the nearest 1/8th and reset monthly. The benchmark rate at December 31, 2022 was 4.36%. The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.  We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

As of December 31, 2022, the 1010 Pacific Street property was encumbered by a group of mortgage notes to AIG Asset Management (U.S.), LLC, entered into in connection with the commencement of construction at the property.  The balance on the note was $43.5 million as of December 31, 2022. The notes, which provided for maximum borrowing of $52.5 million, had a 36-month term, bore interest at 30-day LIBOR plus 3.60% (with a floor of 4.1%) (7.37% at December 31, 2022). The notes would have matured on September 1, 2024, could have been extended until September 1, 2026, and the Company could have prepaid the unpaid balance of the note within five months of maturity.

On February 10, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank providing for maximum borrowings of $80.0 million. The loan provided initial funding of $60.0 million and a further $20.0 million subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan is interest only for the first two years and principal and interest thereafter based on a 30-year amortization schedule.

953	Dean Street

During the period December 2021 through April 2022, the Company purchased the Dean Street property which consists of multiple parcels of land in the Prospect Heights neighborhood of Brooklyn for approximately $48.5 million. The Company intends to redevelop the property as a fully amenitized residential building with approximately 160,000 square feet of residential leasable area. The building is expected to have 240 residential units, 70% of which will be leased at market rates and 30% of which will be designated as affordable housing. The property will also feature approximately 9,000 square feet of retail space. The construction process is estimated to take approximately two years. At December 31, 2022, the 953 Dean Street property was encumbered by a $30.0 million mortgage note to Bank Leumi, N.A., entered into in connection with the initial acquisition of parcels of the property. In April 2022, the Company borrowed an additional $6.9 million under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

The note was extended as of December 22, 2022 through June 22, 2023, is subject to one six-month extension option, and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (9.10% as of December 31, 2022). The Company currently intends to refinance the note with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

ITEM 3. LEGAL PROCEEDINGS

See Note 9, “Commitments and Contingencies” of our consolidated financial statements included in Item 15 for a discussion of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the ticker symbol “CLPR”. The stock began trading on February 10, 2017.

Holders

As of February 17, 2023, there were 5,629 holders of record of our common stock.

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

During the period December 2021 through April 2022, the Company purchased the Dean Street property located in Prospect Heights, New York, for approximately $48.5 million.

As of December 31, 2022, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan;

•	one property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn, being redeveloped as a residential rental building; and

•	the Dean Street property, to be redeveloped as a residential/retail rental building.

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

COVID-19 Pandemic

The Company is making substantial progress in recovering from the effects of the COVID-19 pandemic. In 2022, the Company recorded steadily increasing quarterly revenue culminating in record levels in the fourth quarter of 2022 of $33.0 million. This compares to revenue in the fourth quarter of 2019, immediately prior to the onset of the COVID-19 pandemic, of $30.6 million. At December 31, 2022, leased occupancy in the residential portfolio was 98.7% and weighted average rent per square foot was $38.41, both exceeding pre-pandemic levels in the fourth quarter of 2019 of 97.7% and $36.47 per square foot, respectively. Throughout 2022, residential rents per square foot for new tenants increased by over 20.7% from prior rental rates and by over 9.8% for renewals. While these trends may not continue, we expect our properties and the New York City market to remain desirable to a broad range of tenants.

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

Trends

During 2022, several of the Company’s residential properties, which had experienced declines in demand and rental rates as a result of the COVID-19 pandemic, experienced a renewed increase in demand and rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at December 31, 2022 was $73.75, up from $62.68 at December 31, 2021. At the Aspen property, average residential rent per square foot increased at December 31, 2022, to $36.78, up from $35.60 at December 31, 2021. At the Clover House property, average residential rent per square foot at December 31, 2022, was $73.36, an increase from $63.41 at December 31, 2021. Although urban office markets have also generally been negatively impacted as a result of the COVID-19 pandemic, with an increase in remote working leading to less demand for office space, the Company’s office properties have not been adversely affected from a rent perspective given its long-term leases with the City of New York. At the 141 Livingston Street property, the City’s annual rent on its lease, which expires at the end of 2025, increased by 25% beginning at the end of December 2020. At the nearby 250 Livingston Street property, the City’s lease, which commenced in August 2020, resulted in an initial 57% increase in blended rent per square foot and a 16% increase in rentable square feet through a remeasurement. Separately, certain of our smaller commercial spaces which were vacated as a result of the COVID-19 pandemic have been released at favorable rental rates.

Throughout 2022 and 2021, we continued to benefit from relatively low interest rates. Our weighted average interest rate as of December 31, 2022, was approximately 4.1% per annum. Despite recent increases, interest rates continue to be at relatively low levels versus historical norms.

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

A majority of the leases at our apartment communities are for approximately one-year terms, which, in a rising market, generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason and, in a falling market, may require us to receive decreased rents upon renewal of existing leases or commencement of new leases. Our ability to seek increased rents at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our Tribeca House and 10 West 65th Street property upon lease renewal; effective October 1, 2022, such increases are 3.25% for a one-year lease and 5% for a two-year lease. . The regulations also limit the maximum rent we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property on new leases. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property and a portion of our 10 West 65th Street property.

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

Significant Accounting Policies

Segments

At December 31, 2022, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2022.

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

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840.  ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision.  With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450. In the year-ended December 31, 2022, the Company has charged revenue in the amount of $4.9 million for receivables not deemed probable of collection and recorded an increase in revenues of $2.1 million for various residential tenants and $1.1 million for one customer at Tribeca House that were reassessed and determined to be probable of collection.. By comparison, in the year ended December 31, 2021, the Company has charged $1.8 million, to operating expenses for bad debt expense computed under the guidance of ASC 450.  In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of January 1, 2022, of $6.0 million.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2022 and 2021, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2022, or 2021.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

Results of Operations

Our focus throughout the years ended December 31, 2022 and 2021, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2022 and 2021 (in thousands)

	2022	2021	Increase (decrease)%
Revenues
Residential rental income	$90,262	$85,771	$4,491	5.2%
Commercial rental income	39,484	36,958	2,526	6.8%
Total revenues	129,746	122,729	7,017	5.7%
Operating Expenses
Property operating expenses	29,306	28,997	309	1.1%
Real estate taxes and insurance	32,561	30,449	2,112	6.9%
General and administrative	12,752	10,570	2,182	20.6%
Transaction pursuit costs	506	60	446	743.3%
Depreciation and amortization	26,985	25,762	1,223	4.7%
Total operating expenses	102,110	95,838	6,272	6.5%
Litigation settlement and other	—	(2,730)	2,730	100.0%
Income from operations	27,636	24,161	3,475	14.4%
Interest expense, net	(40,207)	(41,284)	1,077	2.6%
Loss on modification/extinguishment of debt	—	(3,034)	3,034	100.0%
Gain on involuntary conversion	—	139	(139)	(100.0)%
Net loss	$(12,571)	$(20,018)	$7,447	37.2%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures.

Revenue. Residential rental income increased to $90,262 for the year ended December 31, 2022, from $85,771 for the year ended December 31, 2021,  primarily due to increases in rental rates at Tribeca House from residual leases entered into early in the pandemic and an increase in occupancy at Flatbush Gardens, partially offset by the inclusion of $3,250 bad debt expense due to adoption of ASC 842 in 2022. Base rent per square foot increased at the Tribeca House property to $73.75 (99.2% leased occupancy) at December 31, 2022, from $62.68 (97.8% leased occupancy) at December 31, 2021. Leased occupancy at the Flatbush Gardens property increased to 98.8% leased at December 31, 2022, from 92.3% leased at December 31, 2021.

Commercial rental income increased to $39,484 for the year ended December 31, 2022, from $36,958 for the year ended December 31, 2021, primarily due to the restoration of revenue as per ASC 842 from a tenant at Tribeca House now probable of collection of $1,100, commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property, partially offset by the inclusion of $513 of bad debt expense due to adoption of ASC 842 in 2022.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $29,306 for the year ended December 31, 2022, from $28,997 for the year ended December 31, 2021, primarily due to higher utilities, repairs and maintenance, legal, supplies, water and sewer costs and other miscellaneous costs, partially offset by bad debt expense of $1,850 recorded in 2021 under ASC 450 which is now recorded as a reduction of revenues in accordance with the adoption of ASC 842 and lower commissions.

Real estate taxes and insurance.   Real estate taxes and insurance expenses increased to $32,561 for the year ended December 31, 2022, from $30,449 for the year ended December 31, 2021, primarily due to increased real estate taxes and insurance expense across the portfolio.

General and administrative.   General and administrative expenses increased to $12,752 for the year ended December 31, 2022, from $10,570 for the year ended December 31, 2021, primarily due to primarily due to increased executive compensation expense.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition disposition or other transaction pursuits.

Depreciation and amortization.   Depreciation and amortization expense increased to $26,985 for the year ended December 31, 2022, from $25,762 for the year ended December 31, 2021, due to additions to real estate across the portfolio.

Litigation settlement and other.   Litigation settlement in 2021 represents a non-recurring expense that the Company incurred in relation to the settlement of litigation related to Real Property Tax Law (“RPTL”) 421-g.  The charge is based on NY Supreme Court rulings on March 4, 2022 that established probability and ability to compute the estimated cost.

Interest expense, net.   Interest expense, net, decreased to $40,207 for the year ended December 31, 2022 from $41,284 for the year ended December 31, 2021. The decrease is primarily resulted from increased capitalized interest in 2022 partially offset by increased interest expense at our 10 West 65th street building due to the resetting of the interest rate from fixed to floating. Interest expense included amortization of loan costs of $1,252 and $1,247 for the years ended December 31, 2022 and 2021, respectively.

Loss on modification/extinguishment of debt.   Loss on modification/extinguishment of debt in 2021 related to the refinancing of the 141 Livingston Street loan in February 2021. The amount included charges for early termination and extinguishment of debt and the write-off of unamortized debt costs.

Gain on involuntary conversion. Gain on involuntary conversion in 2021 represented insurance proceeds in excess of the carrying value of assets disposed of related to fire damage suffered by units at the Flatbush Gardens property.

Net loss.   As a result of the foregoing, net loss decreased to $12,571 for the year ended December 31, 2022, from $20,018 for the year ended December 31, 2021.

For comparison of the year ended December 31, 2021 to the year ended December 31, 2020, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $1,161.6 million of indebtedness (net of unamortized issuance costs) secured by our properties, $18.2 million of cash and cash equivalents, and $12.5 million of restricted cash. See Note 6 “Notes Payable” of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2022
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	3/6/2031	3.21%	100,000
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	62,554
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	SOFR + 2.50%	32,222
1010 Pacific Street, Brooklyn, NY	9/1/2024	LIBOR + 3.60%	43,477
953 Dean Street, Brooklyn, NY	6/22/2023	Prime Rate + 1.60%	36,985
			$1,171,238

Flatbush Gardens

There is $329.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2022, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2022, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

141 Livingston Street

There is $100.0 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2022, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

Tribeca House

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2022, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $62.5 million in mortgage debt secured by Aspen, as of December 31, 2022, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82.0 million in mortgage debt secured by Clover House as of December 31, 2022, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

There is $32.2 million in mortgage debt secured by 10 West 65th Street as of December 31, 2022, in the form of a mortgage note to New York Community Bank (“NYCB”), entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (6.75% at December 31, 2022). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

As of December 31, 2022, there was a group of mortgage notes secured by the 1010 Pacific Street property to AIG Asset Management (U.S.), LLC, entered into in connection with the commencement of construction at the property.  The balance on the note was $43.5 million as of December 31, 2022. The notes, which provided for maximum borrowing of $52.5 million, had a 36-month term, bore interest at 30-day LIBOR plus 3.60% (with a floor of 4.1%) (7.37% at December 31, 2022). The notes would have matured on September 1, 2024, could have been extended until September 1, 2026, and the Company could have prepaid the unpaid balance of the note within five months of maturity.

On February 10, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank providing for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan is interest only for the first two years and principal and interest thereafter based on a 30-year amortization schedule.

Dean Street

There is $37.0 million in mortgage debt secured by Dean Street as of December 31, 2022, in the form of a mortgage note to Bank Leumi, N.A., entered in connection with the acquisition of the property in December 2021 and additional parcels of land in February and April 2022. The original note maturity of December 22, 2022 was extended by six months to June 22, 2023, and is subject to one additional six month extension option. The note bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (7.10% as of December 31, 2022). The Company currently intends to refinance the note with a construction loan prior to maturity, although there are no assurances that the Company will be able to do so.

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

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2022:

	(in thousands)
	Principal	Interest	Total
2023	$38,972	$47,268	$86,240
2024	45,548	43,978	89,526
2025	2,170	41,764	43,934
2026	2,268	41,666	43,934
2027	33,175	51,207	84,382
Thereafter	1,049,105	159,365	1,208,470
Total	$1,171,238	$385,248	$1,556,486

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the years ended December 31, 2022 and 2021, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.1 million and $16.8 million, respectively.

Cash Flows for the Years ended December 31, 2022 and 2021 (in thousands)

	Year Ended December 31,
	2022	2021
Operating activities	$20,139	$10,822
Investing activities	(51,476)	(77,944)
Financing activities	9,779	30,314

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021, are as follows:

Net cash provided by operating activities was $20,139 for the year ended December 31, 2022, compared to $10,822 for the year ended December 31, 2021. The increase during the 2022 period reflected an increase of $5,267 of cash provided by operating assets and liabilities (including timing of payments of prepaid expenses and accrued liabilities), plus an increase of $4,051 of cash flow from operating results.

Net cash used in investing activities was $51,476 for the year ended December 31, 2022, compared to $77,944 for the year ended December 31, 2021. We spent $45,450 and $35,531 on capital projects for the years ended December 31, 2022 and 2021, respectively. The Company funded $8,041 and $40,548 towards the acquisition of the Dean Street property for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 we received a refund of an acquisition deposit made in 2021. For the year ended December 31, 2021, we received $150 of insurance proceeds from the disposal of assets damaged in a fire at a property.

Net cash provided by financing activities was $9,779 for the year ended December 31, 2022, compared to $30,314 for the year ended December 31, 2021. Cash was primarily provided in the year ended December 31, 2022, by proceeds from draws for constructions on the 1010 Pacific Street Loan and the increase in the Dean Street acquisition loan to purchase additional pieces of land ($29,378), primarily offset by amortization payments on our operating properties ($2,191). This compared to proceeds from a new loan on the 141 Livingston Street, 1010 Pacific Street and Dean Street properties ($151,764), partially offset by repayment of the existing loan on the 141 Livingston and 1010 Pacific Street properties ($95,295) and loan issuance and extinguishment costs ($7,260) during the year ended December 31, 2021.  The Company paid distributions of $17,073 and $16,758 in the years ended December 31, 2022 and 2021, respectively.

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 70% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2022	2021
FFO
Net loss	$(12,571)	$(20,018)
Real estate depreciation and amortization	26,985	25,762
FFO	$14,414	$5,744

AFFO
FFO	$14,414	$5,744
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(35)	(104)
Straight-line rent adjustments	(163)	(202)
Amortization of debt origination costs	1,252	1,247
Amortization of LTIP awards	2,920	2,611
Transaction pursuit costs	506	60
Loss on modification/extinguishment of debt	—	3,034
Gain on involuntary conversion	—	(139)
Litigation settlement and other	—	2,730
Certain litigation-related expenses	188	299
Recurring capital spending	(326)	(205)
AFFO	$19,237	$15,556

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2022	2021
Adjusted EBITDA
Net loss	$(12,571)	$(20,018)
Real estate depreciation and amortization	26,985	25,762
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(35)	(104)
Straight-line rent adjustments	(163)	(202)
Amortization of LTIP awards	2,920	2,611
Interest expense, net	40,207	41,284
Transaction pursuit costs	506	60
Loss on modification/extinguishment of debt	—	3,034
Gain on involuntary conversion	—	(139)
Litigation settlement and other	—	2,730
Certain litigation-related expenses	188	299
Adjusted EBITDA	$58,518	$55,798

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2022	2021
NOI
Income from operations	$27,636	$24,161
Real estate depreciation and amortization	26,985	25,762
General and administrative expenses	12,752	10,570
Transaction pursuit costs	506	60
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(35)	(104)
Straight-line rent adjustments	(163)	(202)
Litigation settlement and other	—	2,730
NOI	$68,162	$63,458

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” of our consolidated financial statements included in Item 15 for a discussion of recent accounting pronouncements.

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

A one percent change in interest rates on our $112.7 million of variable rate debt as of December 31, 2022, would impact annual net income by approximately $1.1 million.

At December 31, 2022, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,092.3 million and $1,199.4 million as of December 31, 2022 and 2021, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The Company’s internal control over financial reporting includes policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company's management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Our internal control over financial reporting as of December 31, 2022 has been audited by PKF O’Connor Davies, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last quarter covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2022 has been audited by PKF O’Connor Davies, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2022, we have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan, as amended, and 2015 Director Plan, as amended.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	2,175,295	—	1,124,705
2015 Director Plan	774,525	—	425,475

Equity compensation plans not approved by security holders	—	—	—
Total	2,949,820	—	1,550,180

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

10.40†******	First Amendment to the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.41†*******	First Amendment to the Clipper Realty Inc. 2015 Non-Employee Director Plan

10.42†***********	Second Amendment to the Clipper Realty Inc. 2015 Omnibus Incentive Compensation Plan

10.43†************	Second Amendment to the Clipper Realty Inc. 2015 Non-Employee Director Plan

10.44†**********	Employment Agreement, dated May 11, 2021, between Clipper Realty Inc. and Lawrence Kreider

21.1********	List of subsidiaries

23.1********	Consent of PKF O’Connor Davies, LLP

23.2********	Consent of BDO USA, LLP

24.1	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

**********	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021, filed on August 9, 2021

***********	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 2, 2022

************	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on May 2, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

March 16, 2023	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 16, 2023
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 16, 2023
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 16, 2023
Sam Levinson

/s/ Howard M. Lorber	Director	March 16, 2023
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 16, 2023
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 16, 2023
Roberto A. Verrone

/s/ Richard Burger	Director	March 16, 2023
Richard Burger

/s/ Harmon Spolan	Director	March 16, 2023
Harmon Spolan

Index to Consolidated Financial Statements and Schedule

Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms (2022: PKF O’Connor Davies LLP, New York, New York, PCAOB ID# 127, 2021: BDO USA, LLP, New York, New York, PCAOB ID# 243)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	F-7
Consolidated Statements of Equity for the years ended December 31, 2022 and 2021	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-9
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule
Schedule III – Real Estate and Accumulated Depreciation	F-28

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Clipper Realty Inc.

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clipper Realty Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2023, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Collectability Assessment of Tenant and Other Receivables

As part of the Company’s assessment of tenant and other receivables, management reviews the collectability of charges under its tenant operating leases related to the reporting of residential rental revenue, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, economic and business conditions in which a tenant resides or operates, and other factors in the area where the property is located, including the impact of assistance provided to residential tenants from governmental entities as a result of the COVID-19 pandemic.  Actual results could differ from estimates supporting the Company’s collectability analysis. If management deems it probable that a receivable will not be collected, an adjustment will be made to reduce rental income. During 2022, the Company recognized residential rental income of $90.3 million and recorded tenant and other receivables, net of allowance for doubtful accounts of $5.0 million at December 31, 2022. As described in Note 2 to the consolidated financial statements, on January 1, 2022 the Company adopted Topic 842 which requires the Company to assess the probability of collecting substantially all of the lease payments. Upon adoption, the Company recorded a $6.0 million transition adjustment to write-off tenant and other receivables.

Auditing the Company's collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of remaining lease payments from its residential tenants. The determination involves consideration of experience with the Company’s residential lessee portfolio, including the lessee’s payment history, an assessment of the financial strength of the lessee, remaining lease payments, and the timing of expected payments.

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over residential rental income, including controls over management’s assessment of the collectability of future lease payments.  For example, we tested controls over management’s consideration of the factors mentioned above used in assessing collectability and controls over the completeness and accuracy of the data used in management’s analyses.

In order to test residential rental income recognized, we performed audit procedures that included, among others, evaluating the data and assumptions used in determining whether collection of substantially all of the lease payments was probable based on the factors mentioned above. In addition, we tested the completeness and accuracy of the data that was used in management’s analyses.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since September 29, 2022.

New York, New York

March 15, 2023

PCAOB ID No. 127

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Clipper Realty Inc.

Opinion on Internal Control over Financial Reporting

We have audited Clipper Realty Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule and our report dated March 15, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 15, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Clipper Realty Inc.

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clipper Realty Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2021.

New York, NY
March 15, 2022

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	656,460	649,686
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	12,878	12,500
Real estate under development	142,287	97,301
Total investment in real estate	1,355,890	1,303,752
Accumulated depreciation	(184,781)	(158,002)
Investment in real estate, net	1,171,109	1,145,750
Cash and cash equivalents	18,152	34,524
Restricted cash	12,514	17,700
Tenant and other receivables, net of allowance for doubtful accounts of $321 and $7,905, respectively	5,005	10,260
Deferred rent	2,573	2,656
Deferred costs and intangible assets, net	6,624	7,126
Prepaid expenses and other assets	13,654	15,641
TOTAL ASSETS	$1,229,631	$1,233,657
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $9,650 and $12,898, respectively	$1,161,588	$1,131,154
Accounts payable and accrued liabilities	17,094	19,558
Security deposits	7,940	7,110
Below-market leases, net	18	53
Other liabilities	5,812	5,833
TOTAL LIABILITIES	1,192,452	1,163,708
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	88,829	88,089
Accumulated deficit	(74,895)	(61,736)
Total stockholders’ equity	14,094	26,513
Non-controlling interests	23,085	43,436
TOTAL EQUITY	37,179	69,949
TOTAL LIABILITIES AND EQUITY	$1,229,631	$1,233,657

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
REVENUES
Residential rental income	$90,262	$85,771
Commercial rental income	39,484	36,958
TOTAL REVENUES	129,746	122,729

OPERATING EXPENSES
Property operating expenses	29,306	28,997
Real estate taxes and insurance	32,561	30,449
General and administrative	12,752	10,570
Transaction pursuit costs	506	60
Depreciation and amortization	26,985	25,762
TOTAL OPERATING EXPENSES	102,110	95,838

Litigation settlement and other	—	(2,730)

INCOME FROM OPERATIONS	27,636	24,161

Interest expense, net	(40,207)	(41,284)
Loss on modification/extinguishment of debt	—	(3,034)
Gain on involuntary conversion	—	139

Net loss	(12,571)	(20,018)

Net loss attributable to non-controlling interests	7,807	12,431
Net loss attributable to common stockholders	$(4,764)	$(7,587)
Basic and diluted net loss per share	$(0.36)	$(0.51)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2020	16,063,228	$160	$87,347	$(48,045)	$39,462	$64,652	$104,114

Amortization of LTIP grants	—	—	—	—	—	2,611	2,611
Dividends and distributions	—	—	—	(6,104)	(6,104)	(10,654)	(16,758)
Net loss	—	—	—	(7,587)	(7,587)	(12,431)	(20,018)
Reallocation of non-controlling interests	—	—	742	—	742	(742)	—
Balance December 31, 2021	16,063,228	160	88,089	$(61,736)	$26,513	$43,436	$69,949

Cumulative effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	2,920	2,920
Dividends and distributions	—	—	—	(6,104)	(6,104)	(10,969)	(17,073)
Net loss	—	—	—	(4,764)	(4,764)	(7,807)	(12,571)
Reallocation of non-controlling interests	—	—	740	—	740	(740)	—
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,571)	$(20,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,779	25,536
Amortization of deferred financing costs	1,252	1,247
Amortization of deferred costs and intangible assets	687	707
Amortization of above- and below-market leases	(35)	(104)
Loss on modification/extinguishment of debt	—	3,034
Gain on involuntary conversion	—	(139)
Deferred rent	(163)	(202)
Stock-based compensation	2,920	2,611
Bad debt expense (recovery)	(236)	1,850
Transaction pursuit costs	—	60
Changes in operating assets and liabilities:
Tenant and other receivables	(310)	(5,108)
Prepaid expenses, other assets and deferred costs	(214)	(2,639)
Accounts payable and accrued liabilities	1,222	3,456
Security deposits	830	127
Other liabilities	(22)	404
Net cash provided by operating activities	20,139	10,822

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(45,450)	(35,531)
Insurance proceeds from involuntary conversion	—	150
Acquisition deposit	2,015	(2,015)
Cash paid in connection with acquisition of real estate	(8,041)	(40,548)
Net cash used in investing activities	(51,476)	(77,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(2,191)	(97,432)
Proceeds from mortgage notes	29,378	151,764
Dividends and distributions	(17,073)	(16,758)
Loan issuance and extinguishment costs	(335)	(7,260)
Net cash provided by financing activities	9,779	30,314

Net (decrease) increase in cash and cash equivalents and restricted cash	(21,558)	(36,808)
Cash and cash equivalents and restricted cash – beginning of year	52,224	89,032
Cash and cash equivalents and restricted cash – end of year	30,666	$52,224

Cash and cash equivalents and restricted cash – beginning of year:
Cash and cash equivalents	$34,524	$72,058
Restricted cash	17,700	16,974
Total cash and cash equivalents and restricted cash – beginning of year	$52,224	$89,032

Cash and cash equivalents and restricted cash – end of year:
Cash and cash equivalents	$18,152	$34,524
Restricted cash	12,514	17,700
Total cash and cash equivalents and restricted cash – end of year	$30,666	$52,224

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,069 and $1,740 in 2022 and 2021, respectively	$38,989	$40,227
Non-cash interest capitalized to real estate under development	2,331	343
Additions to investment in real estate included in accounts payable and accrued liabilities	4,882	8,566

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

As of December 31, 2022, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the years ended December 31, 2022 and 2021, the Company incurred $0.1 million and $0.1 million, respectively, of such expenses, which are recorded as part of general and administrative in the Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

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

At December 31, 2022, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At December 31, 2022, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2022.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2022 and 2021, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840.  ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision.  With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450. In the year-ended ended December 31, 2022, the Company has charged revenue in the amount of $4.9 million for receivables not deemed probable of collection and recorded an increase in revenues of $2.1 million for various residential tenants and $1.1 million for one customer at Tribeca House that were reassessed and determined to be probable of collection. By comparison, in the year ended December 31, 2021, the Company has charged $1.8 million, to operating expenses for bad debt expense computed under the guidance of ASC 450.  In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of January 1, 2022, of $6.0 million.

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

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs totaled $6,652 for the year ended December 31, 2022, and are recorded as part of commercial rental income in the consolidated statements of operations.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation.” As such, all equity-based awards are reflected as compensation expense in the Company’s consolidated statements of operations over their vesting period based on the fair value at the date of grant. In the event of a forfeiture, the previously recognized expense for unvested options would be reversed.

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2022 and 2021.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2020	666,076	$7.22
Granted	325,192	$8.34
Vested	(146,861)	$6.41
Forfeited	(33,389)	7.17
Unvested at December 31, 2021	811,018	$7.82
Granted	1,245,731	$9.21
Vested	(153,476)	$11.38
Forfeited	—	—
Unvested at December 31, 2022	1,903,273	$8.44

As of December 31, 2022 and 2021, there was $10.2 million and $2.3 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2022, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years. For the years ended December 31, 2022 and 2021 the Company incurred $2,920 and $2,611 in LTIP amortization respectively.

In the year-ended December 31, 2022 the Company granted employees and non-employee directors 931,847 and 313,884 LTIP units, respectively, with a combined weighted-average grant date fair value of $9.21 per unit. In the year ended December 31, 2021 the Company granted employees and non-employee directors 222,298 and 102,894 LTIP units, respectively, with a weighted-average grant date fair value of $8.34 per unit. In May 2021, the Company recorded forfeitures of 33,389 unvested LTIP units and accelerated vesting of 19,984 LTIP units related to our former Chief Financial Officer in connection with his departure from the Company.

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

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2022	2021

Ordinary income	75%	50%
Capital gain	—	—
Return of capital	25%	50%
Total	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2022 and 2021, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2022, or 2021.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2022	2021
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(4,764)	$(7,587)
Less: income attributable to participating securities	(968)	(653)
Subtotal	(5,732)	(8,240)
Denominator
Weighted-average common shares outstanding	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.51)

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). Due to our exiting of Emerging Growth Company Status at December 31, 2022, the new standard is adopted to be effective for the Company beginning on January 1, 2022. The Company has evaluated the effect that this guidance on its consolidated financial statements and has determined that adoption did not have a material impact on the consolidated financial statements.

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

In January 2021, FASB issued ASU 2021-01, “Reference Rate Reform” (Topic 848). ASU 2021-01 modifies ASC 848 (ASU 2020-04), which was intended to provide relief related to “contracts and transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.” ASU 2021- 01 expands the scope of ASC 848 to include all affected derivatives and give reporting entities the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. ASU 2021-01 also adds implementation guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The Company does not expect the adoption of ASU 2021-01 to have a material impact on its consolidated financial statements.

3. Acquisitions

On December 22, 2021 the Company acquired the Dean Street property, multiple parcels of land, for $40,548, including acquisition costs of $148; this property is reflected in real estate under development within the investment in real estate in the accompanying consolidated balance sheet.

On February 14, 2022 and April 14, 2022 and the Company acquired additional parcel of land for the Dean Street acquisition, for $8,041, including acquisition costs of $391.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2022	December 31, 2021

Deferred costs	$348	$348
Lease origination costs	1,376	1,191
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,294	11,109
Less accumulated amortization	(4,670)	(3,983)
Total deferred costs and intangible assets, net	$6,624	$7,126

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $206 and $226 for the years ended December 31, 2022 and 2021, respectively; $10 of amortized deferred costs, lease origination costs and in-place leases were written off during the year ended December 31, 2021. Amortization of real estate tax abatements of $481 and $481 for the years ended December 31, 2022 and 2021, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of December 31, 2022, amortize in future years as follows:

2023	$583
2024	568
2025	557
2026	541
2027	529
Thereafter	3,846
Total	$6,624

5. Below-Market Leases, Net

The Company’s below-market lease intangibles liabilities are as follows:

	December 31, 2022	December 31, 2021

Below-market leases	$297	$297
Less accumulated amortization	(279)	(244)
Below-market leases, net	$18	53

Rental income included amortization of below-market leases of $35 and $104 for the years ended December 31, 2022 and 2021, respectively; $488 of fully amortized below-market leases was written off during the year ended December 31, 2021.

Below-market leases as of December 31, 2022, amortize in future years as follows:

2023	$18
2024	—
Total	$18

6. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2022	December 31, 2021

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	62,554	64,047
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	32,222	32,921
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	43,477	21,084
Dean Street, Brooklyn, NY (i)	6/22/2023	Prime + 1.60%	36,985	30,000
Total debt			$1,171,238	$1,144,052
Unamortized debt issuance costs			(9,650)	(12,898)
Total debt, net of unamortized debt issuance costs			$1,161,588	$1,131,154

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

(g) There is $32.2 million in mortgage debt secured by 10 West 65th Street as of December 31, 2022, in the form of a mortgage note to New York Community Bank (“NYCB”), entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (6.75% at December 31, 2022). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes have a 36 month term, bear interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%) (7.72% as of December 31, 2022). The notes mature on September 1, 2024 and may be extended until September 1, 2026. The Company may prepay the unpaid balance of the note within five months of maturity.

On February 10, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank providing for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan is interest only for the first two years and principal and interest thereafter based on a 30-year amortization schedule.

In conjunction with the refinancing the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, writing off of unamortized deferred financed costs of previous loan and other fees.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The mortgage notes originally maturity was December 22, 2022 and was subsequently extended by six-months to June 22, 2023. The note is subject to one remaining six-month extension options, requires interest-only payments and bear interest at the prime rate (with a floor of 3.25%) plus 1.60% (7.10% as of December 31, 2022). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February an April 2022.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2022:

2023	$38,972
2024	45,548
2025	2,170
2026	2,268
2027	33,175
Thereafter	1,049,105
Total	$1,171,238

The Company recognized a loss on extinguishment of debt of $3,034 during the year ended December 31, 2021, in connection with the refinancing of debt on the 141 Livingston property in February 2021; the loss consisted of the write-off of unamortized debt costs and other fees.

7. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2022, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2023	$7,730
2024	30,359
2025	24,720
2026	4,434
2027	3,797
Thereafter	47,486
Total	$118,526

The Company has commercial leases with the City of New York that comprised approximately 24% and 25% of total revenues for the years ended December 31, 2022 and 2021, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2022	December 31, 2021

Carrying amount (excluding unamortized debt issuance costs)	$1,171,238	$1,144,052
Estimated fair value	$1,092,345	$1,199,409

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2022 and 2021, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

9. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $0.4 million.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. The case was placed on the court’s calendar and is next scheduled for a status conference in May 2023.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021.

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3 million to the plaintiffs during the year ended December 31, 2022. A remaining liability of $0.4 million is included in the balance sheet at December 31, 2022.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Office of the Attorney General of the State of New York (“OAG”) commenced an investigation concerning the conduct of screening of tenant applicants in the building portfolio in which Clipper Equity and its principals have a management and/or ownership interest. Clipper Equity cooperated with the investigation and, in April 2022, entered into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates, the terms of which have no impact to the Company’s financial position or results of operations.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2022	30%	70%	100%
Year ended December 31, 2021	30%	70%	100%

10. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $256 and $267 for the years ended December 31, 2022 and 2021, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $8 and $7 for the years ended December 31, 2022 and 2021, respectively.

The Company paid legal and advisory fees to firms in which two of our directors were principals or partners of $0 and $604 for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s income from operations by segment for the years ended December 31, 2022 and 2021, is as follows:

Year ended December 31, 2022	Commercial	Residential	Total
Rental income	$39,484	$90,262	$129,746
Total revenues	39,484	90,262	129,746
Property operating expenses	4,566	24,740	29,306
Real estate taxes and insurance	8,514	24,047	32,561
General and administrative	2,371	10,381	12,752
Transaction pursuit costs	81	425	506
Depreciation and amortization	5,501	21,484	26,985
Total operating expenses	21,033	81,077	102,110
Litigation settlement and other	—	—	—
Income from operations	$18,451	$9,185	$27,636

Year ended December 31, 2021	Commercial	Residential	Total
Rental income	$36,958	$85,771	$122,729
Total revenues	36,958	85,771	122,729
Property operating expenses	4,431	24,566	28,997
Real estate taxes and insurance	7,807	22,642	30,449
General and administrative	1,990	8,580	10,570
Transaction pursuit costs	60	—	60
Depreciation and amortization	5,133	20,629	25,762
Total operating expenses	19,421	76,417	95,838
Litigation settlement and other	—	(2,730)	(2,730)
Income from operations	$17,537	$6,624	$24,161

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2022	$312,404	$917,227	$1,229,631
December 31, 2021	310,423	923,234	1,233,657

The Company’s interest expense by segment for the years ended December 31, 2022 and 2021, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2022	$10,043	$30,164	$40,207
Year ended December 31, 2021	10,238	31,046	41,284

The Company’s capital expenditures by segment for the years ended December 31, 2022 and 2021, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2022	$3,979	$48,158	$52,137
Year ended December 31, 2021	7,307	73,492	80,799

12. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 94 International Union of Operating Engineers (“Local 94”) contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union (“Local 32BJ”) apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract is in effect through December 31, 2023.

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

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2022 and 2021*	Yellow in 2022 and Red in 2021
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None
Pension contribution made for 2022 and 2021, respectively	$383 and $382
Minimum weekly required pension contribution per employee for 2022 and 2021, respectively (in dollars)	$120.95 and $117.63

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2022 and 2021*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A
Pension contribution made for 2022 and 2021, respectively	$40 and $38
Minimum weekly required pension contribution per employee for 2022 and 2021, respectively (in dollars)	$186.81 and $183.56

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2022 and for Local 94 is for the year ended January 31, 2022. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2022			Initial Costs					Gross Amounts at Which Carried at December 31, 2022
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential/	$360,000	$273,103	$283,137	$—	$30,973	$273,103	$314,108	—	$587,211	$71,720	Dec-14
Aspen	Manhattan, NY	Residential/	62,554	49,230	43,080	—	2,809	49,230	45,890	—	95,120	7,760	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	69,558	90,051	119,079	—	209,130	62,140	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,540	43,516	102,640	—	146,156	7,726	May-17
10 West 65th St.	Manhattan, NY	Residential	32,222	63,677	15,337	—	6,451	63,677	21,788	—	85,465	5,022	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	43,477	—	—	31,129	52,744	—	—	83,873	83,873	—	Nov-19
Dean Street	Brooklyn, NY	Residential/	36,985	—	—	40,548	17,864	—	—	58,414	58,414	—	Dec-21
250 Livingston St.	Brooklyn, NY	Commercial/	125,000	10,452	20,204	—	23,149	10,452	43,353	—	53,805	19,309	May-02
141 Livingston St.	Brooklyn, NY	Commercial	100,000	10,830	12,079	—	13,807	10,830	25,886	—	36,716	11,104	May-02
			$1,171,238	$540,773	$467,544	$71,677	$275,895	$540,859	$672,744	$142,287	$1,355,890	$184,781

(1)         At December 31, 2022, the aggregate cost for Federal tax purposes of our real estate assets was $900,570.

(2)         The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2022 and 2021:

	2022	2021
Investment in real estate:
Balance at beginning of period	$1,303,752	$1,222,977
Acquisition of real estate	8,041	40,548
Additions during period	44,097	40,251
Write-off of assets	—	(24)
Balance at end of period	$1,355,890	$1,303,752

Accumulated depreciation:

Balance at beginning of period	$158,002	$132,479
Depreciation expense	26,779	25,536
Write-off of assets	—	(13)
Balance at end of period	$184,781	$158,002