Form 10-Q
period 2023-03-31
Clipper Realty Inc.
filed 2023-05-04
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the impact of the recent increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our properties

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$540,859	$540,859
Building and improvements	659,109	656,460
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	12,964	12,878
Real estate under development	150,719	142,287
Total investment in real estate	1,367,057	1,355,890
Accumulated depreciation	(191,580)	(184,781)
Investment in real estate, net	1,175,477	1,171,109
Cash and cash equivalents	18,801	18,152
Restricted cash	19,023	12,514
Tenant and other receivables, net of allowance for doubtful accounts of $200 and $321, respectively	4,768	5,005
Deferred rent	2,138	2,573
Deferred costs and intangible assets, net	6,532	6,624
Prepaid expenses and other assets	10,659	13,654
TOTAL ASSETS	$1,237,398	$1,229,631
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $9,240 and $9,650, respectively	$1,178,027	$1,161,588
Accounts payable and accrued liabilities	13,938	17,094
Security deposits	8,230	7,940
Below-market leases, net	10	18
Other liabilities	10,803	5,812
TOTAL LIABILITIES	1,211,008	1,192,452
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	88,952	88,829
Accumulated deficit	(79,108)	(74,895)
Total stockholders’ equity	10,004	14,094
Non-controlling interests	16,386	23,085
TOTAL EQUITY	26,390	37,179
TOTAL LIABILITIES AND EQUITY	$1,237,398	$1,229,631

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Residential rental income	$23,940	$21,462
Commercial rental income	9,727	10,588
TOTAL REVENUES	33,667	32,050

OPERATING EXPENSES
Property operating expenses	8,099	7,539
Real estate taxes and insurance	8,536	7,931
General and administrative	3,293	2,942
Transaction pursuit costs	—	424
Depreciation and amortization	6,825	6,705
TOTAL OPERATING EXPENSES	26,753	25,541

INCOME FROM OPERATIONS	6,914	6,509

Interest expense, net	(10,135)	(9,985)
Loss on extinguishment of debt	(3,868)	—

Net loss	(7,089)	(3,476)

Net loss attributable to non-controlling interests	4,402	2,158
Net loss attributable to common stockholders	$(2,687)	$(1,318)

Basic and diluted net loss per share	$(0.19)	$(0.09)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,089)	$(3,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,799	6,646
Amortization of deferred financing costs	313	313
Amortization of deferred costs and intangible assets	146	179
Amortization of above- and below-market leases	(9)	(9)
Loss on extinguishment of debt	3,868	—
Deferred rent	435	(189)
Stock-based compensation	648	495
Bad debt (recovery) expense	(121)	(379)
Changes in operating assets and liabilities:
Tenant and other receivables	358	(237)
Prepaid expenses, other assets and deferred costs	2,941	3,122
Accounts payable and accrued liabilities	(1,801)	(668)
Security deposits	290	89
Other liabilities	643	701
Net cash provided by operating activities	7,421	6,587

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(12,494)	(13,885)
Insurance proceeds from involuntary conversion	—	(265)
Cash paid in connection with acquisition of real estate	—	(3,701)
Net cash used in investing activities	(12,494)	(17,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(46,301)	(554)
Proceeds from mortgage notes	62,330	7,617
Dividends and distributions	—	(4,188)
Loan issuance and extinguishment costs	(3,798)	—
Net cash provided by financing activities	12,231	2,875

Net increase (decrease) in cash and cash equivalents and restricted cash	7,158	(8,389)
Cash and cash equivalents and restricted cash - beginning of period	30,666	52,224
Cash and cash equivalents and restricted cash - end of period	$37,824	$43,835

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$18,152	$34,524
Restricted cash	12,514	17,700
Total cash and cash equivalents and restricted cash – beginning of period	$30,666	$52,224

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$18,801	$25,342
Restricted cash	19,023	18,493
Total cash and cash equivalents and restricted cash – end of period	$37,824	$43,835

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,382 and $607 in 2023 and 2022, respectively	$9,863	$10,351
Non-cash interest capitalized to real estate under development	27	508
Additions to investment in real estate included in accounts payable and accrued liabilities	3,527	6,906
Dividend declared, paid April 5, 2023	4,348	—

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Note that any references to square footage and unit count are outside the scope of our Independent registered public accounting firm’s review.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of March 31, 2023, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three months ended March 31, 2023 and 2022, the Company incurred $0.0 million, and $0.02 million, respectively of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

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

At March 31, 2023, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At March 31, 2023, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

An acquired process is considered substantive if:

•	The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable and experienced in performing the process:

•	The process cannot be replaced without significant cost, effort or delay; or

•	The process is considered unique or scarce.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2023 and 2022, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450. In the three months ended March 31, 2023 and 2022, the Company has charged revenue in the amount of $1.9 million and $1.4 million, respectively for residential receivables not deemed probable of collection and recognized revenue of $1.1 million and $0.7 respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection, collection and recognized a net $1.1 million for a reassessment of collectability of one commercial tenant at Tribeca House that was determined to be probable of collection. In transitioning to ASC 842 in the first quarter of 2022, the Company has elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of January 1, 2022, of $6.0 million.

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

As of March 31, 2023, and December 31, 2022, there were 3,382,465 and 2,949,823 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.80 and $9.26 per unit, respectively. As of March 31, 2023, and December 31, 2022, there was $12.0 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2023, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years.

In March 2023, the Company granted employees and non-employee directors 274,911 and 157,731 LTIP units, respectively, with a weighted-average grant date value of $5.62 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2022 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2023 and 2022, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2023 or 2022.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator
Net loss attributable to common stockholders	$(2,687)	$(1,318)
Less: income attributable to participating securities	(322)	(162)
Subtotal	$(3,009)	$(1,480)
Denominator
Weighted-average common shares outstanding	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.09)

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). As a result, the adoption of the standard as of January 1, 2022 did not have a material impact on the consolidated financial statements.

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

3. Acquisitions

During the three months ended March 31, 2022 the Company acquired additional parcels of land for the Dean Street property, for $3,701 including acquisition costs of $151.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,430	1,376
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,348	11,294
Less accumulated amortization	(4,816)	(4,670)
Total deferred costs and intangible assets, net	$6,532	$6,624

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $26 and $59 for the three months ended March 31, 2023 and 2022, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended March 31, 2023 and 2022, respectively is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2023, amortize in future years as follows:

2023 (Remainder)	$585
2024	571
2025	560
2026	544
2027	532
Thereafter	3,740
Total	$6,532

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2023	December 31, 2022

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	62,164	62,554
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	32,118	32,222
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	—	43,477
1010 Pacific Street, Brooklyn, NY (h)	2/9/2028	5.70%	60,000	—
Dean Street, Brooklyn, NY (i)	6/22/2023	Prime + 1.60%	36,985	36,985
Total debt			$1,187,267	$1,171,238
Unamortized debt issuance costs			(9,240)	(9,650)
Total debt, net of unamortized debt issuance costs			$1,178,027	$1,161,588

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

(b) The $125,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on May 31, 2019, matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium

(c), The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

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

(g) The $32,200 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October, 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.25% at March 31, 2023). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes had a 36-month term, bearing interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%) (9.35% as of March 31, 2023). The notes were scheduled to mature on September 1, 2024 and could have been extended until September 1, 2026. The Company could have prepaid the unpaid balance of the note within five months of maturity without penalty.

On February 9, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank providing for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan requires interest-only payments for the first two years and principal and interest thereafter based on a 30-year amortization schedule. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date. Prior to the second anniversary of the date of the note prepayment is subject to certain prepayment premiums, as defined. After the second anniversary of the date of the note the prepayment Is not subject to a prepayment premium.

In conjunction with the refinancing the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, writing off unamortized deferred financed costs of the previous loan and other fees. These costs are included in the consolidated statement of operations for the three-month period ended March 31, 2023.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The notes original maturity was December 22, 2022 and was subsequently extended by six-months to June 22, 2023. The note is subject to one remaining six-month extension option, requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (9.35% as of March 31, 2023). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2023:

2023 (Remainder)	$38,449
2024	2,035
2025	2,847
2026	3,052
2027	34,181
Thereafter	1,106,703
Total	$1,187,267

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2023, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2023 (Remainder)	$7,730
2024	30,457
2025	24,822
2026	4,548
2027	3,915
Thereafter	49,815
Total	$121,287

The Company has commercial leases with the City of New York that comprised approximately 24% and 24% of total revenues for the three months ended March 31, 2023 and 2022, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,187,267	$1,171,238
Estimated fair value	$1,136,730	$1,092,345

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

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3 million to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $0.4 million related to the Crowe case during the three month period ended March 31, 2023.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2023	29%	71%	100%
Three months ended March 31, 2022	33%	67%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $64 and $64 for the three months ended March 31, 2023 and 2022, respectively. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $22 and $8 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s income from operations by segment for the three months ended March 31, 2023 and 2022, is as follows (unaudited):

Three months ended March 31, 2023	Commercial	Residential	Total
Rental income	$9,727	$23,940	$33,667
Total revenues	$9,727	$23,940	$33,667
Property operating expenses	1,215	6,884	8,099
Real estate taxes and insurance	2,249	6,287	8,536
General and administrative	571	2,722	3,293
Transaction pursuit costs	—	—	—
Depreciation and amortization	1,442	5,383	6,825
Total operating expenses	5,477	21,276	26,753
Income from operations	$4,250	$2,664	$6,914

Three months ended March 31, 2022	Commercial	Residential	Total
Rental income	$10,588	$21,462	$32,050
Total revenues	10,588	21,462	32,050
Property operating expenses	1,143	6,396	7,539
Real estate taxes and insurance	2,020	5,911	7,931
General and administrative	524	2,418	2,942
Transaction pursuit costs	79	345	424
Depreciation and amortization	1,356	5,349	6,705
Total operating expenses	5,122	20,419	25,541
Income from operations	$5,466	$1,043	$6,509

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2023 (unaudited)	$314,324	$923,074	$1,237,398
December 31, 2022	312,404	917,227	1,229,631

The Company’s interest expense by segment for the three months ended March 31, 2023 and 2022, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2023	$2,460	$7,675	$10,135
2022	$2,494	$7,491	$9,985

The Company’s capital expenditures, including acquisitions, by segment for the three months ended March 31, 2023 and 2022, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2023	$1,677	$9,489	$11,166
2022	$790	$15,644	$16,434

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

As of March 31, 2023, the Company owns:

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

Results of Operations

Our focus throughout 2022 and year-to-date 2023 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the company owned and operated for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2023 and 2022 (in thousands)

	2023	2022	Increase (decrease)%
Revenues
Residential rental income	$23,940	$21,462	$2,478	11.5%
Commercial rental income	9,727	10,588	(861)	(8.1)%
Total revenues	33,667	32,050	1,617	5.0%
Operating Expenses
Property operating expenses	8,099	7,539	560	7.4%
Real estate taxes and insurance	8,536	7,931	605	7.6%
General and administrative	3,293	2,942	351	11.9%
Transaction pursuit costs	—	424	(424)	(100.0)%
Depreciation and amortization	6,825	6,705	120	1.8%
Total operating expenses	26,753	25,541	1,212	4.7%
Income from operations	6,914	6,509	405	6.2%
Interest expense, net	(10,135)	(9,985)	(150)	(1.5)%
Loss on extinguishment of debt	(3,868)	—	(3,868)	(100.0)%
Net loss	$(7,089)	$(3,476)	$(3,613)	(103.9)%

Revenue. Residential rental income increased to $23,940 for the three months ended March 31, 2023, from $21,462 for the three months ended March 31, 2022, primarily due to increases in rental rates and leased occupancy at all properties of $2,658 partially offset by an increase in reserves and writeoffs of receivables recorded in accordance with ASC 842 of $167. For example, base rent per square foot increased at the Tribeca House property to $74.59 (99.4% leased occupancy) at March 31, 2023, from $59.84 (97.8% leased occupancy) at March 31, 2022; leased occupancy at the Flatbush Gardens property increased to 98.8% at March 31, 2023 from 94.7% at March 31, 2022.

Commercial rental income decreased to $9,727 for the three months ended March 31, 2023, from $10,588 for the three months ended March 31, 2022 primarily due to a net, $1,103 restoration of revenue as per ASC 842 from a tenant at Tribeca House deemed probable of collection in the three-months ended March 31, 2022 that did not repeat in the three months ended March 31, 2023. This was partially offset by increased commercial rental income from new leases signed throughout 2022 and 2023.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $8,099 for the three months ended March 31, 2023, from $7,539 for the three months ended March 31, 2022, primarily due to increased costs for repairs and maintenance and utilities.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $8,536 for the three months ended March 31, 2023, from $7,931 for the three months ended March 31, 2022, due to increased property taxes across the portfolio and higher insurance costs at Tribeca House, partially offset by lower insurance costs at Flatbush Gardens.

General and administrative. General and administrative expenses increased to $3,293 for the three months ended March 31, 2023, from $2,942 for the three months ended March 31, 2022 primarily due to higher accounting fees in relation to the separation from our prior auditor and computer services costs.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred for an abandoned acquisition.

Depreciation and amortization. Depreciation and amortization expense increased to $6,825 for the three months ended March 31, 2023, from $6,705 for the three months ended March 31, 2022, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, increased to $10,135 for the three months ended March 31, 2023, from $9,985 for the three months ended March 31, 2022 primarily due to higher interest costs at 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Loss on extinguishment of debt.

Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss

As a result of the foregoing, net loss increased to $7,089 for the three months ended March 31, 2023, from $3,476 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $1,178 million of indebtedness, net of unamortized issuance costs, secured by our properties, $18.8 million of cash and cash equivalents, and $19.0 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On March 14, 2023 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million paid on April 5, 2023. During the three months ended March 31, 2023 and 2022, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $0.0 million and $4.2 million, respectively.

Cash Flows for the Three Months Ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities	$7.421	$6,587
Investing activities	(12,494)	(17,851)
Financing activities	12,231	2,875

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2022, were as follows:

Net cash flow provided by operating activities was $7,421 for the three months ended March 31, 2023, compared to $6,587 for the three months ended March 31, 2022. The net increase during the 2023 period primarily reflects improved revenues, discussed above, and cash collections on the outstanding accounts receivable.

Net cash used in investing activities was $12,494 for the three months ended March 31, 2023, compared to $17,851 for the three months ended March 31, 2022. The decrease was primarily due to lower capital spending at all our properties ($13,878 less in the period ended March 31, 2023, then the period ended March 31, 2022.), primarily at Flatbush Gardens, 1010 Pacific Street and Dean Street property in the current period. Additionally, the Company purchased parcels of land at Dean Street for $3,701 in the three-month period ended March 31, 2022.

Net cash provided by financing activities was $12,231 for the three months ended March 31, 2023, compared to $2,875 for the three months ended March 31, 2022. Cash was provided in the three months ended March 31, 2023, by refinancing of the 1010 Pacific Street property, for net proceeds of $16,523 partially offset by the loan extinguishment costs and amortization payments. Cash was provided in the three months ended March 31, 2022, by borrowings under the lending facility for 1010 Pacific Street ($7,617) partially offset by dividends and distributions ($4,188) and scheduled debt amortization payments ($554).

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 71% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
FFO
Net loss	$(7,089)	$(3,476)
Real estate depreciation and amortization	6,825	6,705
FFO	$(264)	$3,229

AFFO
FFO	$(264)	$3,229
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(9)
Straight-line rent adjustments	(5)	(189)
Amortization of debt origination costs	313	313
Amortization of LTIP awards	648	495
Transaction pursuit costs	—	424
Loss on extinguishment / modification of debt	3,868	—
Certain litigation-related expenses	—	86
Recurring capital spending	(195)	(49)
AFFO	$4,476	$4,420

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA
Net loss	$(7,089)	$(3,476)
Real estate depreciation and amortization	6,825	6,705
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(9)
Straight-line rent adjustments	(5)	(189)
Amortization of LTIP awards	648	495
Interest expense, net	10,135	9,985
Transaction pursuit costs	—	424
Loss on modification/extinguishment of debt	3,868	—
Certain litigation-related expenses	—	86
Adjusted EBITDA	$14,493	$14,141

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
NOI
Income from operations	$6,914	$6,509
Real estate depreciation and amortization	6,825	6,705
General and administrative expenses	3,293	2,942
Transaction pursuit costs	—	424
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	(9)	(9)
Straight-line rent adjustments	(5)	(189)
NOI	$17,138	$16,502

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2022.

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

A one percent change in interest rates on our $69.1 million of variable rate debt as of March 31, 2023, would impact annual net loss by approximately $0.7 million.

At March 31, 2023, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,136.7 million and $1,092.3 million as of March 31, 2023 and December 31, 2022, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized,within the time periods specified in the SEC's rules and forms.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of March 31, 2023, and there have been no material changes to those risk factors for the three months ended March 31, 2023 except for the following update

We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail.

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans to or from, or any other amounts due to or from any recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

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

CLIPPER REALTY INC.

May 4, 2023	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer