Form 10-Q
period 2023-06-30
Clipper Realty Inc.
filed 2023-08-03
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$571,988	$540,859
Building and improvements	718,661	656,460
Tenant improvements	3,406	3,406
Furniture, fixtures and equipment	13,062	12,878
Real estate under development	66,361	142,287
Total investment in real estate	1,373,478	1,355,890
Accumulated depreciation	(198,825)	(184,781)
Investment in real estate, net	1,174,653	1,171,109
Cash and cash equivalents	16,342	18,152
Restricted cash	14,731	12,514
Tenant and other receivables, net of allowance for doubtful accounts of $175 and $321, respectively	5,169	5,005
Deferred rent	2,546	2,573
Deferred costs and intangible assets, net	6,418	6,624
Prepaid expenses and other assets	5,960	13,654
TOTAL ASSETS	$1,225,819	$1,229,631

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $9,803 and $9,650, respectively	$1,176,956	$1,161,588
Accounts payable and accrued liabilities	15,319	17,094
Security deposits	8,660	7,940
Below-market leases, net	1	18
Other liabilities	5,353	5,812
TOTAL LIABILITIES	1,206,289	1,192,452
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized,16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	89,127	88,829
Accumulated deficit	(81,883)	(74,895)
Total stockholders’ equity	7,404	14,094
Non-controlling interests	12,126	23,085
TOTAL EQUITY	19,530	37,179
TOTAL LIABILITIES AND EQUITY	$1,225,819	$1,229,631

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Residential rental income	$25,040	$22,597	$48,980	$44,059
Commercial rental income	9,503	9,290	19,230	19,878
TOTAL REVENUES	34,543	31,887	68,210	63,937

OPERATING EXPENSES
Property operating expenses	6,782	6,928	14,881	14,467
Real estate taxes and insurance	8,700	7,886	17,236	15,817
General and administrative	3,396	3,197	6,689	6,139
Transaction pursuit costs	357	92	357	516
Depreciation and amortization	7,269	6,732	14,094	13,437
TOTAL OPERATING EXPENSES	26,504	24,835	53,257	50,376

INCOME FROM OPERATIONS	8,039	7,052	14,953	13,561

Interest expense, net	(11,334)	(10,005)	(21,469)	(19,990)
Loss on extinguishment of debt	—	—	(3,868)	—

Net loss	(3,295)	(2,953)	(10,384)	(6,429)

Net loss attributable to non-controlling interests	2,046	1,834	6,448	3,992
Net loss attributable to common stockholders	$(1,249)	$(1,119)	$(3,936)	$(2,437)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.29)	$(0.18)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(1,249)	(1,249)	(2,046)	(3,295)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance June 30, 2023	16,063,228	$160	$89,127	$(81,883)	$7,404	$12,126	$19,530

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734
Amortization of LTIP grants	—	—	—	—	—	714	714
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,747)	(4,273)
Net loss	—	—	—	(1,119)	(1,119)	(1,834)	(2,953)
Reallocation of noncontrolling interests	—	—	177	—	177	(177)	—
Balance June 30, 2022	16,063,228	$160	$88,392	$(69,516)	$19,036	$31,186	$50,222

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,384)	$(6,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,044	13,318
Amortization of deferred financing costs	675	626
Amortization of deferred costs and intangible assets	292	360
Amortization of above- and below-market leases	(17)	(17)
Loss on extinguishment of debt	3,868	—
Deferred rent	27	(190)
Stock-based compensation	1,431	1,209
Bad debt (recovery) expense	(142)	(379)
Changes in operating assets and liabilities:
Tenant and other receivables	(18)	150
Prepaid expenses, other assets and deferred costs	7,608	3,615
Accounts payable and accrued liabilities	(424)	(510)
Security deposits	720	476
Other liabilities	(459)	(547)
Net cash provided by operating activities	17,221	11,682

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(18,915)	(24,851)
Return of acquisition deposits	—	2,015
Cash paid in connection with acquisition of real estate	—	(8,043)
Net cash used in investing activities	(18,915)	(30,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(46,810)	(1,101)
Proceeds from mortgage notes	62,330	20,839
Dividends and distributions	(8,696)	(8,461)
Loan issuance and extinguishment costs	(4,723)	(335)
Net cash provided by financing activities	2,101	10,942

Net increase (decrease) in cash and cash equivalents and restricted cash	407	(8,255)
Cash and cash equivalents and restricted cash - beginning of period	30,666	52,224
Cash and cash equivalents and restricted cash - end of period	$31,073	$43,969

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$18,152	$34,524
Restricted cash	12,514	17,700
Total cash and cash equivalents and restricted cash – beginning of period	$30,666	$52,224

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$16,342	$29,432
Restricted cash	14,731	14,537
Total cash and cash equivalents and restricted cash – end of period	$31,073	$43,969

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $3,258 and $2,309 in 2023 and 2022, respectively	$21,099	$19,423
Non-cash interest capitalized to real estate under development	27	1,118
Additions to investment in real estate included in accounts payable and accrued liabilities	3,527	7,158

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

1. Organization

As of June 30, 2023, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the three and six months ended June 30, 2023, the Company incurred $0.00 million and $0.00 million, respectively, and during the three and six months ended June 30, 2022, the Company incurred $0.09 million and $0.11 million, respectively of such expenses, which are recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and the Company has fulfilled its commitment in the joint venture.

On June 29, 2023 the Company’ Flatbush Gardens property entered into 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department Housing Preservation and Development (“Article 11 Agreement”). For the full term of the agreement, Flatbush Gardens received a full exemption from property taxes, committed to maintain rents with existing area median income groups, received eligibility for incremental rental assistance payments under Section 610 of the Private Housing Financing Law for tenants receiving government rental assistance, committed to lease 249 units to formerly homeless families and provide certain services as units become vacant, and committed to pay prevailing wage rates to employees of the property as defined under New York City regulations. The property also committed to a 3 year capital improvements plan. As part of the agreement, a new not-for-profit Corporation, Flatbush Gardens Housing Development Fund Corporation (“HDFC”), became nominal owner of the Flatbush Gardens properties. This has no effect on the beneficial operations and finances of the properties but provides HDFC with certain consent rights for transfers and financings of the properties. (See Note 8 Commitments and Contingencies).

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

At June 30, 2023, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company had control over these entities and was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At June 30, 2023, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2023 and 2022, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

In the three and six months ended June 30, 2023 the Company has charged revenue in the amount of $0.9 million and $2.4 million, respectively for residential receivables not deemed probable of collection and recognized revenue of $0.4 million and $1.1 million respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

In the three and six months ended June 30, 2022, the Company has charged revenue in the amount of $2.0 million and $3.4 million, respectively, for residential receivables not deemed probable of collection. and recognized revenue of $1.4 million and $2.1 million respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection. Additionally, during the six-months ended June 30, 2022 the Company recognized a net $1.1 million for a reassessment of collectability of one commercial tenant at Tribeca House that was determined to be probable of collection.

In transitioning to ASC 842 in the first quarter of 2022, the Company elected the modified retrospective approach to existing leases at the beginning of the quarter and has recorded a cumulative-effect adjustment in retained earnings using the above methods applied to balances as of December 31, 2021, of $6.0 million.

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

As of June 30, 2023, and December 31, 2022, there were 3,382,465 and 2,949,823 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.80 and $9.26 per unit, respectively. As of June 30, 2023, and December 31, 2022, there was $11.2 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2023, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years.

In March 2023, the Company granted employees and non-employee directors 274,911 and 157,731 LTIP units, respectively, with a weighted-average grant date value of $5.62 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2022 bonus and long-term incentive compensation.

In April 2022, the Company granted employees and non-employee directors 900,000 and 275,000 LTIP units, respectively, with a weighted-average grant date value of $8.70 per unit, substantially all which vest in 10 years. Of these grants, 270,000 and 82,500 were approved by the shareholders of the Company at the 2022 Annual Meeting of the Shareholders on June 15, 2022 to increase the number of shares issuable under the Company’s 2015 Omnibus Incentive Plan and the 2015 Non-Employee Director Plan by 1.3 million and 0.5 million shares, respectively.

Transaction Pursuit Costs

Transaction pursuit costs primarily reflect costs incurred for abandoned acquisition, disposition or other transaction pursuits.

During the three- and six-month periods ended June 30, 2023 Transaction pursuit costs include $357 of costs related to the Article 11 Agreement. During the three- and six-month periods ended June 30, 2022 the company incurred $92 and $516, respectively, primarily for an abandoned acquisition, as well as the acquisition of the Dean Street property.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2023 and 2022, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2023 or 2022.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(1,249)	$(1,119)	$(3,936)	$(2,437)
Less: income attributable to participating securities	(322)	(246)	(644)	(408)
Subtotal	$(1,571)	$(1,365)	$(4,580)	$(2,845)
Denominator
Weighted-average common shares outstanding	16,063	16,063	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.08)	$(0.29)	$(0.18)

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

3. Acquisitions

During the six months ended June 30, 2022 the Company acquired additional parcels of land for the Dean Street property, for $3,701 including acquisition costs of $151.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,463	1,376
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,381	11,294
Less accumulated amortization	(4,963)	(4,670)
Total deferred costs and intangible assets, net	$6,418	$6,624

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $26 and $60 for the three months ended June 30, 2023 and 2022, respectively, and $51 and $119 for the six months ended June 30, 2023 and 2022, respectively; Amortization of real estate tax abatements of $120 and $121 for the three months ended June 30, 2023 and 2022, respectively, and $241 and $241 for the six months ended June 30, 2023 and 2022, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2023, amortize in future years as follows:

2023 (Remainder)	$305
2024	587
2025	570
2026	546
2027	534
Thereafter	3,876
Total	$6,418

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2023	December 31, 2022

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	61,783	62,554
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	31,991	32,222
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	—	43,477
1010 Pacific Street, Brooklyn, NY (h)	2/9/2028	5.55%	60,000	—
Dean Street, Brooklyn, NY (i)	9/22/2023	Prime + 1.60%	36,985	36,985
Total debt			$1,186,759	$1,171,238
Unamortized debt issuance costs			(9,803)	(9,650)
Total debt, net of unamortized debt issuance costs			$1,176,956	$1,161,588

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

On August 10, 2021, the Company refinanced the above 1010 Pacific Street loan with a group of loans with AIG Asset Management (U.S.), LLC providing for maximum borrowings of $52,500 to develop the property. The notes had a 36-month term, bearing interest at 30 days LIBOR plus 3.60% (with a floor of 4.1%) (9.35% as of March 31, 2023). The notes were scheduled to mature on September 1, 2024 and could have been extended until September 1, 2026. The Company could have prepaid the unpaid balance of the note within five months of maturity without penalty.

On February 9, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank providing for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan requires interest-only payments for the first two years and principal and interest thereafter based on a 30-year amortization schedule. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date. Prior to the second anniversary of the date of the note prepayment is subject to certain prepayment premiums, as defined. After the second anniversary of the date of the note the prepayment is not subject to a prepayment premium. During the quarter ended June 30, 2023 the company achieved a financial target and the interest rate was reduced by 15 basis points to 5.55%.

In conjunction with the refinancing the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, writing off unamortized deferred financed costs of the previous loan and other fees. These costs are included in the consolidated statement of operations for the six-month period ended June 30, 2023.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The notes original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note requires interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (9.85% as of June 30, 2023). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2023:

2023 (Remainder)	$37,956
2024	2,009
2025	2,803
2026	3,000
2027	34,215
Thereafter	1,106,776
Total	$1,186,759

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2023, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2023 (Remainder)	$15,166
2024	30,457
2025	24,822
2026	4,548
2027	3,915
Thereafter	19,315
Total	$98,223

The Company has commercial leases with the City of New York that comprised approximately 23% and 24% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and 23% and 24% of total revenues for the six months ended June 30, 2023 and 2022, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,186,759	$1,171,238
Estimated fair value	$1,078,697	$1,092,345

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

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a Judicial Hearing Officer (“JHO”) to determine the outstanding issues. A hearing before the JHO is scheduled for August 3, 2023..

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021.

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3 million to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $0.4 million related to the Crowe case during the six month period ended June 30, 2023.

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

Commitments

June 29, 2023 the Company entered into the Article 11 Agreement Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1).

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2023	28%	72%	100%
Three months ended June 30, 2022	29%	71%	100%
Six months ended June 30, 2023	28%	72%	100%
Six months ended June 30, 2022	31%	69%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $133 and $64 for the three months ended June 30, 2023 and 2022, respectively, and $198 and $128 for the six months ended June 30, 2023 and 2022. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(53) and $(9) for the three months ended June 30, 2023 and 2022, respectively, and $(30) and $(17) for the six months ended June 30, 2023 and 2022.

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

The Company’s income from operations by segment for the three and six months ended June 30, 2023 and 2022, is as follows (unaudited):

Three months ended June 30, 2023	Commercial	Residential	Total
Rental income	$9,503	$25,040	$34,543
Total revenues	$9,503	$25,040	$34,543
Property operating expenses	1,048	5,734	6,782
Real estate taxes and insurance	2,280	6,420	8,700
General and administrative	615	2,781	3,396
Transaction pursuit costs	—	357	357
Depreciation and amortization	1,447	5,822	7,269
Total operating expenses	5,390	21,114	26,504
Income from operations	$4,113	$3,926	$8,039

Three months ended June 30, 2022	Commercial	Residential	Total
Rental income	$9,290	$22,597	$31,887
Total revenues	$9,290	$22,597	$31,887
Property operating expenses	1,184	5,744	6,928
Real estate taxes and insurance	2,016	5,870	7,886
General and administrative	624	2,573	3,197
Transaction pursuit costs	3	89	92
Depreciation and amortization	1,366	5,366	6,732
Total operating expenses	5,193	19,642	24,835
Income from operations	4,097	2,955	7,052

Six months ended June 30, 2023	Commercial	Residential	Total
Rental income	$19,230	$48,980	$68,210
Total revenues	19,230	48,980	68,210
Property operating expenses	2,263	12,618	14,881
Real estate taxes and insurance	4,529	12,707	17,236
General and administrative	1,186	5,503	6,689
Transaction pursuit costs	—	357	357
Depreciation and amortization	2,889	11,205	14,094
Total operating expenses	10,867	42,390	53,257
Income from operations	$8,363	$6,590	$14,953

Six months ended June 30, 2022	Commercial	Residential	Total
Rental income	$19,878	$44,059	$63,937
Total revenues	19,878	44,059	63,937
Property operating expenses	2,327	12,140	14,467
Real estate taxes and insurance	4,036	11,781	15,817
General and administrative	1,147	4,992	6,139
Transaction pursuit costs	81	435	516
Depreciation and amortization	2,722	10,715	13,437
Total operating expenses	10,313	40,063	50,376
Income from operations	$9,565	$3,996	$13,561

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2023 (unaudited)	$311,193	$914,626	$1,225,819
December 31, 2022	312,404	917,227	1,229,631

The Company’s interest expense by segment for the three and six months ended June 30, 2023 and 2022, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2023	$2,547	$8,787	$11,334
2022	$2,511	$7,494	$10,005

Six months ended June 30,
2023	$5,007	$16,462	$21,469
2022	$5,004	$14,986	$19,990

The Company’s capital expenditures, including acquisitions, by segment for the three and six months ended June 30, 2023 and 2022, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2023	$563	$5,858	$6,421
2022	$838	$15,332	$16,170

Six months ended June 30,
2023	$2,240	$15,347	$17,587
2022	$1,628	$30,976	$32,604

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

As of June 30, 2023, the Company owns:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan;

•	one residential rental building at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn; and

•	the Dean Street property, to be redeveloped as a residential/retail rental building.

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

Results of Operations

Our focus throughout 2022 and year-to-date 2023 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that were in operation for the full period in each comparison.

Income Statement for the Three Months Ended June 30, 2023 and 2022 (in thousands except rent per square foot and occupancy)

	2023	Less: 1010 Pacific	2023 Excluding 1010 Pacific	2022	Increase (decrease)%
Revenues
Residential rental income	$25,040	$795	$24,245	$22,597	$1,648	7.3%
Commercial rental income	9,503	-	9,503	9,290	213	2.3%
Total revenues	34,543	795	33,748	31,887	1,861	5.8%
Operating Expenses
Property operating expenses	6,782	172	6,610	6,928	(318)	(4.6)%
Real estate taxes and insurance	8,700	99	8,601	7,886	715	9.1%
General and administrative	3,396	76	3,320	3,197	123	3.8%
Transaction pursuit costs	357	-	357	92	265	288.0%
Depreciation and amortization	7,269	423	6,846	6,732	114	1.7%
Total operating expenses	26,504	770	25,734	24,835	899	3.6%
Income from operations	8,039	25	8,014	7,052	962	13.6%
Interest expense, net	(11,334)	(763)	(10,571)	(10,005)	(566)	(5.7)%
Net loss	$(3,295)	$(738)	$(2,557)	$(2,953)	$396	13.4%

Revenue. Residential rental income increased to $24,245 for the three months ended June 30, 2023, from $22,597 for the three months ended June 30, 2022, primarily due to increases in rental rates and leased occupancy at all properties of $1,664. For example, base rent per square foot increased at the Tribeca House property to $76.36 (100% leased occupancy) at June 30, 2023, from $67.14 (99.7% leased occupancy) at June 30, 2022;

Commercial rental income increased to $9,503 for the three months ended June 30, 2023, from $9,290 for the three months ended June 30, 2022 due to a lower write off of receivables, primarily at Tribeca House, of $432 partially offset by lower other miscellaneous income.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased to $6,610 for the three months ended June 30, 2023, from $6,928 for the three months ended June 30, 2022, primarily due lower repairs and maintenance costs partially offset by increased payroll costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $8,601 for the three months ended June 30, 2023, from $7,886 for the three months ended June 30, 2022, due to increased property insurance and real estate tax assessments across the portfolio.

General and administrative. General and administrative expenses increased to $3,320 for the three months ended June 30, 2023, from $3,197 for the three months ended June 30, 2022 primarily due to increased executive compensation expense partially offset by lower legal fees.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred in respect of the entry into the Article 11 Agreement.

Depreciation and amortization. Depreciation and amortization expense increased to $6,846 for the three months ended June 30, 2023, from $6,732 for the three months ended June 30, 2022, due to the additions to real estate across the portfolio during the three months ended June 30, 2023.

Interest expense, net. Interest expense, net, increased to $10,571 for the three months ended June 30, 2023, from $10,005 for the three months ended June 30, 2022 primarily at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Net loss. As a result of the foregoing, net loss increased to $2,557 for the three months ended June 30, 2023, from $2,953 for the three months ended June 30, 2022.

Income Statement for the Six Months Ended June 30, 2023 and 2022 (in thousands)

	2023	Less:1010 Pacific	2023 Excluding 1010 Pacific	2022	Increase (decrease)%
Revenues
Residential rental income	$48,980	$795	$48,185	$44,059	$4,126	9.4%
Commercial rental income	19,230	-	19,230	19,878	(648)	(3.3)%
Total revenues	68,210	795	67,415	63,937	3,478	5.4%
Operating Expenses
Property operating expenses	14,881	172	14,709	14,467	242	1.7%
Real estate taxes and insurance	17,236	99	17,137	15,817	1,320	8.3%
General and administrative	6,689	76	6,613	6,139	474	7.7%
Transaction pursuit costs	357	-	357	516	(159)	(30.8)%
Depreciation and amortization	14,094	423	13,671	13,437	234	1.7%
Total operating expenses	53,257	770	52,487	50,376	2,111	4.2%
Income from operations	14,953	25	14,928	13,561	1,367	10.1%
Interest expense, net	(21,469)	(763)	(20,706)	(19,990)	(716)	(3.6)%
Loss on modification/extinguishment of debt	(3,868)	-	(3,868)	-	(3,868)	(100.0)%
Net loss	$(10,384)	$(738)	$(9,646)	$(6,429)	$(3,217)	(50.0)%

Revenue. Residential rental income increased to $48,185 for the six months ended June 30, 2023, from $44,059 for the six months ended June 30, 2022, primarily due to increases in rental rates and leased occupancy at all properties. For example, base rent per square foot increased at the Tribeca House property to $76.36 (100% leased occupancy) at June 30, 2023, from $67.14 (99.7% leased occupancy) at June 30, 2022;

Commercial rental income decreased to $19,230 for the six months ended June 30, 2023, from $19,878 for the six months ended June 30, 2022 primarily due to a net, $1,103 restoration of revenue as per ASC 842 from a tenant at Tribeca House deemed probable of collection during the six-months ended June 30, 2022, partially offset by the commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $14,709 for the six months ended June 30, 2023, from $14,467 for the six months ended June 30, 2022, primarily due to increased utilities and payroll costs partially offset by lower repair and maintenance and supplies expense across the portfolio.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $17,137 for the six months ended June 30, 2023, from $15,817 for the six months ended June 30, 2022, due to increased property taxes across the portfolio and higher insurance costs at Tribeca House, partially offset by lower insurance costs at Flatbush Gardens.

General and administrative. General and administrative expenses increased to $6,613 for the six months ended June 30, 2023, from $6,139 for the six months ended June 30, 2022 primarily due to primarily due to higher accounting fees in relation to the separation from our prior auditor and computer services costs.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred in respect of the entry into the Article 11 Agreement during the six-months ended June 30, 2023 and costs incurred for an abandoned acquisition during the six-months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense increased to $13,671 for the six months ended June 30, 2023, from $13,437 for the six months ended June 30, 2022, due to the additions to real estate across the portfolio during the six months ended June 30, 2023.

Interest expense, net. Interest expense, net, increased to $20,706 for the six months ended June 30, 2023, from $19,990 for the six months ended June 30, 2022 primarily due to increased interest at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Loss on modification/extinguishment of debt. Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss. As a result of the foregoing, net loss increased to $9,646 for the six months ended June 30, 2023, from $6,429 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $1,177 million of indebtedness, net of unamortized issuance costs, secured by our properties, $16.3 million of cash and cash equivalents, and $14.7 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On May 4, 2023 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million paid on May 24, 2023 During the three months ended June 30, 2023 and 2022, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $8.6 million and $4.2 million, respectively.

Cash Flows for the Six Months Ended June 30, 2023 and 2022 (in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities	$17,221	$11,682
Investing activities	(18,915)	(30,879)
Financing activities	2,101	10,942

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2023 and 2022, were as follows:

Net cash flow provided by operating activities was $17,221 for the six months ended June 30, 2023, compared to $11,682 for the six months ended June 30, 2022. The net increase during the 2023 period primarily reflects improved revenues discussed above and improved collection experience and lower prepayments for property taxes, due to the entry into the Article 11 Agreement.

Net cash used in investing activities was $18,915 for the six months ended June 30, 2023, compared to $30,879 for the six months ended June 30, 2022. The decrease was primarily due to lower capital spending at all our properties, $5,938 less in the period ended June 30, 2023, then the period ended June 30, 2022, primarily at Flatbush Gardens and 1010 Pacific Street partially offset by increased spend at Dean Street property in the current period. Additionally, the Company purchased parcels of land at Dean Street for $8,041 in the six-month period ended June 30, 2022. These were partially offset by a refund of a potential acquisition deposit of $2,015 in the six-month period ended June 30, 2022.

Net cash provided by financing activities was $2,101 for the six months ended June 30, 2023, compared to $10,942 for the six months ended June 30, 2022. Cash was provided in the six months ended June 30, 2023, by refinancing of the 1010 Pacific Street property, for net proceeds of $16,523 partially offset by the loan extinguishment costs and amortization payments of $5,725, dividends and distributions of $8,697. Cash was provided in the six months ended June 30, 2022, by borrowings from the 1010 Pacific Street refinance and under the lending facility for 953 Dean Street development properties of $20,839 partially offset by dividends and distributions of $8,461, scheduled debt amortization payments of $1,101 and loan issuance and extinguishment cost of $335.

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

Although the impact of inflation on our results of operations, inflation has recently become a factor in the United States economy and could increase the cost of acquiring, replacing and operating the properties in the future.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FFO
Net loss	$(3,295)	$(2,953)	$(10,384)	$(6,429)
Real estate depreciation and amortization	7,269	6,732	14,094	13,437
FFO	$3,974	$3,779	$3,710	$7,008

AFFO
FFO	$3,974	$3,779	$3,710	$7,008
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(8)	(17)	(17)
Straight-line rent adjustments	32	(1)	27	(190)
Amortization of debt origination costs	362	313	675	626
Amortization of LTIP awards	783	714	1,431	1,209
Transaction pursuit costs	357	92	357	516
Loss on extinguishment / modification of debt	—	—	3,868	—
Certain litigation-related expenses	—	166	—	253
Recurring capital spending	(129)	(89)	(324)	(138)
AFFO	$5,492	$5,087	$9,968	$9,508

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA
Net loss	$(3,295)	$(2,953)	$(10,384)	$(6,429)
Real estate depreciation and amortization	7,269	6,732	14,094	13,437
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(8)	(17)	(17)
Straight-line rent adjustments	32	(1)	27	(190)
Amortization of LTIP awards	783	714	1,431	1,209
Interest expense, net	11,334	10,005	21,469	19,990
Transaction pursuit costs	357	92	357	516
Loss on extinguishment / modification of debt	—	—	3,868	—
Certain litigation-related expenses	—	166	—	253
Adjusted EBITDA	$16,593	$14,868	$31,086	$29,010

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NOI
Income from operations	$8,039	$7,052	$14,953	$13,561
Real estate depreciation and amortization	7,269	6,732	14,094	13,437
General and administrative expenses	3,396	3,197	6,689	6,139
Transaction pursuit costs	357	92	357	516
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	(8)	(8)	(17)	(17)
Straight-line rent adjustments	32	(1)	27	(190)
NOI	$19,206	$17,185	$36,344	$33,687

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

A one percent change in interest rates on our $69.0 million of variable rate debt as of June 30, 2023, would impact annual net loss by approximately $0.7 million.

At June 30, 2023, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,078.7 million and $1,092.3 million as of June 30, 2023 and December 31, 2022, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2023, and there have been no material changes to those risk factors for the six months ended June 30, 2023 except for the following updates:

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

Reimbursements from government agencies under the Article 11 Agreement might be lower than expected and costs to implement the mandatory capital improvements might be higher than expected:

The Article 11 Agreement made us eligible incremental assistance payments under section 610 of the Private Housing Financing Law for tenants receiving governmental rental assistance (“Section 610 Benefits”). Section 610 Benefits are provided under current New York State Law and are subject to change via legislation or regulation. In addition, the number of eligible tenants may be reduced if they no longer receive governmental rental assistance.  Also, we have committed to a three-year capital improvement plan whose costs are subject to market costs for construction materials and labor and may increase beyond current expectations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description
***10.1	Affordable Housing Regulatory Agreement, dated June 29, 2023, between Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, Renaissance Equity Holdings LLC G, Flatbush Gardens Housing Development Fund Corporation and The City of New York.

*10.2	Housing Repair and Maintenance Letter Agreement dated June 29, 2023

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

*** Incorporated by reference to the Company’s Form 8-K dated June 29, 2023, filed on July 5, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

August 3, 2023	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer