Form 10-Q
period 2023-09-30
Clipper Realty Inc.
filed 2023-11-02
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 16,063,228 shares of the Registrant’s Common Stock outstanding.

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

These forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to revise or update these statements to reflect subsequent events or circumstances.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$571,988	$540,859
Building and improvements	722,350	656,460
Tenant improvements	3,366	3,406
Furniture, fixtures and equipment	13,227	12,878
Real estate under development	73,303	142,287
Total investment in real estate	1,384,234	1,355,890
Accumulated depreciation	(206,077)	(184,781)
Investment in real estate, net	1,178,157	1,171,109
Cash and cash equivalents	22,450	18,152
Restricted cash	14,904	12,514
Tenant and other receivables, net of allowance for doubtful accounts of $184 and $321, respectively	5,231	5,005
Deferred rent	2,508	2,573
Deferred costs and intangible assets, net	6,270	6,624
Prepaid expenses and other assets	10,239	13,654
TOTAL ASSETS	$1,239,759	$1,229,631

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $14,578 and $9,650, respectively	$1,197,278	$1,161,588
Accounts payable and accrued liabilities	12,954	17,094
Security deposits	8,653	7,940
Below-market leases, net	—	18
Other liabilities	7,234	5,812
TOTAL LIABILITIES	1,226,119	1,192,452
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized,16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	89,302	88,829
Accumulated deficit	(84,290)	(74,895)
Total stockholders’ equity	5,172	14,094
Non-controlling interests	8,468	23,085
TOTAL EQUITY	13,640	37,179
TOTAL LIABILITIES AND EQUITY	$1,239,759	$1,229,631

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Residential rental income	$25,501	$23,108	$74,481	$67,167
Commercial rental income	9,627	9,692	28,857	29,570
TOTAL REVENUES	35,128	32,800	103,338	96,737

OPERATING EXPENSES
Property operating expenses	7,930	7,267	22,811	21,734
Real estate taxes and insurance	7,374	8,252	24,610	24,069
General and administrative	3,340	3,209	10,029	9,348
Transaction pursuit costs	—	(10)	357	506
Depreciation and amortization	7,282	6,784	21,376	20,221
TOTAL OPERATING EXPENSES	25,926	25,502	79,183	75,878

INCOME FROM OPERATIONS	9,202	7,298	24,155	20,859

Interest expense, net	(11,527)	(10,086)	(32,996)	(30,076)
Loss on extinguishment of debt	—	—	(3,868)	—

Net loss	(2,325)	(2,788)	(12,709)	(9,217)

Net loss attributable to non-controlling interests	1,444	1,731	7,892	5,723
Net loss attributable to common stockholders	$(881)	$(1,057)	$(4,817)	$(3,494)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.36)	$(0.26)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders' equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(1,249)	(1,249)	(2,046)	(3,295)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance June 30, 2023	16,063,228	$160	$89,127	$(81,883)	$7,404	$12,126	$19,530
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(881)	(881)	(1,444)	(2,325)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance September 30, 2023	16,063,228	$160	$89,302	$(84,290)	$5,172	$8,468	$13,640

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders' equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949
Cumulative-effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	495	495
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,662)	(4,188)
Net loss	—	—	—	(1,318)	(1,318)	(2,158)	(3,476)
Reallocation of noncontrolling interests	—	—	126	—	126	(126)	—
Balance March 31, 2022	16,063,228	$160	$88,215	$(66,871)	$21,504	$35,230	$56,734
Amortization of LTIP grants	—	—	—	—	—	714	714
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,747)	(4,273)
Net loss	—	—	—	(1,119)	(1,119)	(1,834)	(2,953)
Reallocation of noncontrolling interests	—	—	177	—	177	(177)	—
Balance June 30, 2022	16,063,228	$160	$88,392	$(69,516)	$19,036	$31,186	$50,222
Amortization of LTIP grants	—	—	—	—	—	855	855
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,780)	(4,306)
Net loss	—	—	—	(1,057)	(1,057)	(1,731)	(2,788)
Reallocation of noncontrolling interests	—	—	218	—	218	(218)	—
Balance September 30, 2022	16,063,228	$160	$88,610	$(72,099)	$16,671	$27,312	$43,983

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,709)	$(9,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,296	20,041
Amortization of deferred financing costs	1,098	939
Amortization of deferred costs and intangible assets	441	540
Amortization of above- and below-market leases	(18)	(26)
Loss on extinguishment of debt	3,868	—
Deferred rent	66	(220)
Stock-based compensation	2,214	2,064
Bad debt expense	(120)	(387)
Changes in operating assets and liabilities:
Tenant and other receivables	(103)	(304)
Prepaid expenses, other assets and deferred costs	3,328	2,606
Accounts payable and accrued liabilities	(4,366)	(2,558)
Security deposits	713	896
Other liabilities	1,422	785
Net cash provided by operating activities	17,130	15,159

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(27,783)	(35,966)
Return of acquisition deposits	—	2,015
Cash paid in connection with acquisition of real estate	—	(8,041)
Net cash used in investing activities	(27,783)	(41,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(84,241)	(1,652)
Proceeds from mortgage notes	124,858	24,855
Dividends and distributions	(13,044)	(12,767)
Loan issuance and extinguishment costs	(10,232)	(335)
Net cash provided by financing activities	17,341	10,101

Net increase (decrease) in cash and cash equivalents and restricted cash	6,688	(16,732)
Cash and cash equivalents and restricted cash - beginning of period	30,666	52,224
Cash and cash equivalents and restricted cash - end of period	$37,354	$35,492

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$18,152	$34,524
Restricted cash	12,514	17,700
Total cash and cash equivalents and restricted cash – beginning of period	$30,666	$52,224

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$22,450	$19,987
Restricted cash	14,904	15,505
Total cash and cash equivalents and restricted cash – end of period	$37,354	$35,492

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $3,855 and $3,775 in 2023 and 2022, respectively	$32,924	$29,244
Non-cash interest capitalized to real estate under development	339	1,749
Additions to investment in real estate included in accounts payable and accrued liabilities	5,102	5,214

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

1. Organization

As of September 30, 2023, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•

the Dean Street property in Brooklyn, which the Company plans to redevelop as a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA. In February and April 2022, the Company purchased additional parcels of land for $3.7 million and $4.3 million, respectively, and, in August 2022, paid $2.5 million to a tenant to vacate a leased parcel.

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the nine months ended September 30, 2022, the Company incurred $0.11 million which was recorded as part of general and administrative in the Condensed Consolidated Statements of Operations, and fulfilled its commitment in the joint venture.

On June 29, 2023 the Company’s Flatbush Gardens property entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department Housing Preservation and Development (“Article 11 Agreement”). For the full term of the agreement, Flatbush Gardens received a full exemption from property taxes, committed to maintain rents with existing area median income groups, received eligibility for incremental rental assistance payments under Section 610 of the Private Housing Financing Law for tenants receiving government rental assistance, committed to lease 249 units to formerly homeless families and provide certain services as units become vacant, and committed to pay prevailing wage rates to employees of the property as defined under New York City regulations. The property also committed to a 3-year capital improvements plan. As part of the agreement, a new not-for-profit Corporation, Flatbush Gardens Housing Development Fund Corporation (“HDFC”), became nominal owner of the Flatbush Gardens properties. This has no effect on the beneficial operations and finances of the properties but provides HDFC with certain consent rights for transfers and financings of the properties. (See Note 8 Commitments and Contingencies).

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

At September 30, 2023, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company had control over these entities and was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At September 30, 2023, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2023 and 2022, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

In the three and nine months ended September 30, 2023 the Company has charged revenue in the amount of $0.9 million and $3.3 million, respectively for residential receivables not deemed probable of collection and recognized revenue of $0.2 million and $1.3 million respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

In the three and nine months ended September 30, 2022, the Company has charged revenue in the amount of $0.8 million and $2.3 million, respectively, for residential receivables not deemed probable of collection. and recognized revenue of $0.8 million and $5.0 million respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection. Additionally, during the nine months ended September 30, 2022 the Company recognized a net $1.1 million for a reassessment of collectability of one commercial tenant at Tribeca House that was determined to be probable of collection.

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

As of September 30, 2023, and December 31, 2022, there were 3,382,465 and 2,949,823 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.80 and $9.26 per unit, respectively. As of September 30, 2023, and December 31, 2022, there was $10.4 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2023, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years.

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

During the three and nine-month periods ended September 30, 2023 transaction pursuit costs include $0 and $357, respectively of costs related to the Article 11 Agreement. During the three- and nine-month periods ended September 30, 2022 the company incurred $(10) and $506, respectively, primarily for an abandoned acquisition, as well as the acquisition of the Dean Street property.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2023 and December 31, 2022, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2023 and 2022, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2023 or 2022.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(881)	$(1,057)	$(4,817)	$(3,494)
Less: income attributable to participating securities	(322)	(280)	(967)	(688)
Subtotal	$(1,203)	$(1,337)	$(5,784)	$(4,182)
Denominator
Weighted-average common shares outstanding	16,063	16,063	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.08)	$(0.36)	$(0.26)

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). As a result, the adoption of the standard as of January 1, 2022 did not have a material impact on the consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 as and when we enter transactions to which this guidance applies.

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

3. Acquisitions

During the nine months ended September 30, 2022 the Company acquired additional parcels of land for the Dean Street property, for $3,701 including acquisition costs of $151.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,463	1,376
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,381	11,294
Less accumulated amortization	(5,111)	(4,670)
Total deferred costs and intangible assets, net	$6,270	$6,624

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $29 and $60 for the three months ended September 30, 2023 and 2022, respectively, and $79 and $178 for the nine months ended September 30, 2023 and 2022, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2023 and 2022, respectively, and $361 and $361 for the nine months ended September 30, 2023 and 2022, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2023, amortize in future years as follows:

2023 (Remainder)	$157
2024	587
2025	570
2026	546
2027	534
Thereafter	3,876
Total	$6,270

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2023	December 31, 2022

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	61,399	62,554
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	31,929	32,222
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	—	43,477
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	5.55%	60,000	—
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	6.370%	20,000	—
Dean Street, Brooklyn, NY (i)	9/22/2023	Prime + 1.60%	—	36,985
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 4%	37,899	—
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 10%	4,629	—
Total debt			$1,211,856	$1,171,238
Unamortized debt issuance costs			(14,578)	(9,650)
Total debt, net of unamortized debt issuance costs			$1,197,278	$1,161,588

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

(g) The $32,200 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.875% at September 30, 2023). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(h) On December 24, 2019, the Company entered into a $18,600 mortgage note agreement with CIT Bank, N.A., related to the 1010 Pacific Street acquisition. The Company also entered into a pre-development bridge loan secured by the property with the same lender to provide up to $2,987 for eligible pre-development and carrying costs. The notes were scheduled to mature on June 24, 2021, required interest-only payments and bore interest at one-month LIBOR (with a floor of 1.25%) plus 3.60%. The notes were extended in June 2021 with a new maturity date of August 30, 2021. The Company guaranteed this mortgage note and complied with the financial covenants therein.

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

On February 9, 2023 the Company refinanced this construction loan with a mortgage loan with Valley National Bank which provided for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets. The interest rate on subsequent fundings will be fixed at the time of any funding. The loan requires interest-only payments for the first two years and principal and interest thereafter based on a 30-year amortization schedule. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date. Prior to the second anniversary of the date of the note prepayment is subject to certain prepayment premiums, as defined. After the second anniversary of the date of the note the prepayment is not subject to a prepayment premium. During the quarter ended June 30, 2023 the company achieved a financial target and the interest rate was reduced by 15 basis points to 5.55%.

On September 15, 2023 the Company borrowed an additional $20,000 from Valley National Bank. The additional borrowing has a term of twenty-four months and an annual interest rate of 6.37%. The loan is interest only subject to the maintenance of certain financial targets after the first 16 months of the term. In conjunction with the additional borrowing, the Company and the bank agreed to amend the expiration date of the initial $60,000 to expire at the same time as the additional borrowing. No change was made to the interest rate on the initial borrowing.

In conjunction with the refinancing, the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, unamortized deferred financed costs of the previous loan and other fees. These costs are included in the consolidated statement of operations for the nine-month period ended September 30, 2023.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The notes original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note required interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60% (9.85% as of June 30, 2023). In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

On August 10, 2023, the “Company refinanced its $37 million mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) that permits borrowings up to $115 million with Valley National Bank and a Mezzanine Loan (combined “Construction Loans”) that permits borrowings up to $8 million with BADF 953 Dean Street Lender LLC. The Construction Loans will finance the development of 240 residential units and 9,319 square feet of commercial space.

The Senior Loan will allow maximum borrowings of $115 million for a 30-month term, have two 6-month extension options, and bear interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.33% at September 30, 2023). The Senior Loan will consist of a land loan, funded at closing to refinance the existing loan totaling $37 million, a construction loan of up to $62.4 million and a project loan of up to $15.6 million. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities.

The Mezzanine Loan will allow maximum borrowings of $8 million for a 30-month term, have two 6-month extension options, and bear interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.33% at September 30, 2023). Interest shall accrue of the principal, is compounded monthly and is due at the end of the loan. At closing, $4.5 million was funded to cover closing costs incurred on the construction loans.

On August 10, 2023 the Company entered into a $5 million corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of September 30, 2023.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2023:

2023 (Remainder)	$487
2024	1,993
2025	82,092
2026	44,718
2027	33,461
Thereafter	1,049,105
Total	$1,211,856

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2023, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2023 (Remainder)	$7,580
2024	30,457
2025	24,822
2026	4,548
2027	3,915
Thereafter	19,315
Total	$90,637

The Company has commercial leases with the City of New York that comprised approximately 23% and 24% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 23% and 24% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.

7. Fair Value of Financial Instruments

GAAP requires the measurement of certain financial instruments at fair value on a recurring basis. In addition, GAAP requires the measure of other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,211,856	$1,171,238
Estimated fair value	$1,117,041	$1,092,345

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

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a Judicial Hearing Officer (“JHO”) to determine the outstanding issues. A hearing before the JHO was held in September 2023 and at this time all parties are engaged in settlement discussions.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021. The case was placed on the court’s calendar and is next scheduled for a preliminary conference in December 2023

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7 million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3 million to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $0.4 million related to the Crowe case during the nine month period ended September 30, 2023.

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

Commitments

June 29, 2023 the Company entered into the Article 11 Agreement Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1).

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2023	27%	73%	100%
Three months ended September 30, 2022	30%	70%	100%
Nine months ended September 30, 2023	28%	72%	100%
Nine months ended September 30, 2022	31%	69%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $0 and $64 for the three months ended September 30, 2023 and 2022, respectively, and $198 and $192 for the nine months ended September 30, 2023 and 2022. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(23) and $2 for the three months ended September 30, 2023 and 2022, respectively, and $(53) and $(16) for the nine months ended September 30, 2023 and 2022.

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2023 and 2022, is as follows (unaudited):

Three months ended September 30, 2023	Commercial	Residential	Total
Rental income	$9,627	$25,501	$35,128
Total revenues	$9,627	$25,501	$35,128
Property operating expenses	1,248	6,682	7,930
Real estate taxes and insurance	2,540	4,834	7,374
General and administrative	606	2,734	3,340
Depreciation and amortization	1,457	5,825	7,282
Total operating expenses	5,851	20,075	25,926
Income from operations	$3,776	$5,426	$9,202

Three months ended September 30, 2022	Commercial	Residential	Total
Rental income	$9,692	$23,108	$32,800
Total revenues	$9,692	$23,108	$32,800
Property operating expenses	1,240	6,027	7,267
Real estate taxes and insurance	2,228	6,024	8,252
General and administrative	598	2,611	3,209
Transaction pursuit costs	—	(10)	(10)
Depreciation and amortization	1,386	5,398	6,784
Total operating expenses	5,452	20,050	25,502
Income from operations	$4,240	3,058	7,298

Nine months ended September 30, 2023	Commercial	Residential	Total
Rental income	$28,857	$74,481	$103,338
Total revenues	28,857	74,481	103,338
Property operating expenses	3,511	19,300	22,811
Real estate taxes and insurance	7,069	17,541	24,610
General and administrative	1,792	8,237	10,029
Transaction pursuit costs	—	357	357
Depreciation and amortization	4,346	17,030	21,376
Total operating expenses	16,718	62,465	79,183
Income from operations	$12,139	$12,016	$24,155

Nine months ended September 30, 2022	Commercial	Residential	Total
Rental income	$29,570	$67,167	$96,737
Total revenues	29,570	67,167	96,737
Property operating expenses	3,567	18,167	21,734
Real estate taxes and insurance	6,264	17,805	24,069
General and administrative	1,745	7,603	9,348
Transaction pursuit costs	81	425	506
Depreciation and amortization	4,108	16,113	20,221
Total operating expenses	15,765	60,113	75,878
Income from operations	$13,805	$7,054	$20,859

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2023 (unaudited)	$312,029	$927,730	$1,239,759
December 31, 2022	312,404	917,227	1,229,631

The Company’s interest expense by segment for the three and nine months ended September 30, 2023 and 2022, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2023	$2,577	$8,950	$11,527
2022	$2,533	$7,553	$10,086

Nine months ended September 30,
2023	$7,584	$25,412	$32,996
2022	$7,537	$22,539	$30,076

The Company’s capital expenditures, including acquisitions, by segment for the three and nine months ended September 30, 2023 and 2022, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2023	$689	$10,067	$10,756
2022	$917	$8,883	$9,800

Nine months ended September 30,
2023	$2,929	$25,414	$28,343
2022	$2,545	$39,859	$42,404

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the more detailed information set forth under the caption, “Cautionary Note Concerning Forward-Looking Statements,” and in our financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Qas well as information in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, the Company owns:

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

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation. At September 30, 2023, the Company had two reportable operating segments, residential rental properties and commercial rental properties.  The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.  The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House and Aspen properties.

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

Income Statement for the Three Months Ended September 30, 2023 and 2022 (in thousands except rent per square foot and occupancy)

	2023	Less: 1010 Pacific	2023 Excluding 1010 Pacific	2022	Increase (decrease)%
Revenues
Residential rental income	$25,501	$1,160	$24,341	$23,108	$1,233	5.3%
Commercial rental income	9,627	12	9,615	9,692	(77)	(0.8)%
Total revenues	35,128	1,172	33,956	32,800	1,156	3.5%
Operating Expenses
Property operating expenses	7,930	286	7,644	7,267	377	5.2%
Real estate taxes and insurance	7,374	137	7,237	8,252	(1,015)	(12.3)%
General and administrative	3,340	122	3,218	3,209	9	0.3%
Transaction pursuit costs	-	-	-	(10)	10	(100.0)%
Depreciation and amortization	7,282	428	6,854	6,784	70	1.0%
Total operating expenses	25,926	973	24,953	25,502	(549)	(2.2)%
Income from operations	9,202	199	9,003	7,298	1,705	23.4%
Interest expense, net	(11,527)	(893)	(10,634)	(10,086)	(548)	(5.4)%
Net loss	$(2,325)	$(694)	$(1,631)	$(2,788)	$1,157	41.5%

Revenue. Residential rental income increased to $24,341 for the three months ended September 30, 2023, from $23,108 for the three months ended September 30, 2022, primarily due to increases in rental rates at all properties of $1,233. For example, base rent per square foot increased at the Tribeca House property to $78.22 at September 30, 2023, from $70.56 at September 30, 2022 and base rent per square foot increased at the Clover House property to $78.33 at September 30, 2023, from $70.13 at September 30, 2022;

Commercial rental income decreased to $9,615 for the three months ended September 30, 2023, from $9,692 for the three months ended September 30, 2022 due to the expiration of a few small leases at the Tribeca House and Aspen properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $7,644 for the three months ended September 30, 2023, from $7,267 for the three months ended September 30, 2022, primarily due to increased repairs and maintenance costs partially offset by decreased utilities and water and sewer costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses decreased to $7,237 for the three months ended September 30, 2023, from $8,252 for the three months ended September 30, 2022, due to real estate tax exemption at Flatbush Gardens as a result of the Article 11 transaction partially offset by higher insurance costs across the portfolio.

General and administrative. General and administrative expenses increased to $3,218 for the three months ended September 30, 2023, from $3,209 for the three months ended September 30, 2022 primarily due to the decrease in various administrative costs.

Transaction pursuit costs. Transaction pursuit costs during the three months ended September 30, 2023 primarily reflect costs related to the Article 11 Agreement.

Depreciation and amortization. Depreciation and amortization expense increased to $6,854 for the three months ended September 30, 2023, from $6,784 for the three months ended September 30, 2022, due to the additions to real estate across the portfolio during the three months ended September 30, 2023.

Interest expense, net. Interest expense, net, increased to $10,634 for the three months ended September 30, 2023, from $10,086 for the three months ended September 30, 2022 primarily  as a result of the interest rate conversion the 10 West 65th Street from fixed to a floating rate in the fourth quarter of 2022.

Net loss. As a result of the foregoing, net loss decreased to $1,631 for the three months ended September 30, 2023, from $2,788 for the three months ended September 30, 2022.

Income Statement for the Nine Months Ended September 30, 2023 and 2022 (in thousands)

	2023	Less:1010 Pacific	2023 Excluding 1010 Pacific	2022	Increase (decrease)%
Revenues
Residential rental income	$74,481	$1,952	$72,529	$67,167	$5,362	8.0%
Commercial rental income	28,857	12	28,845	29,570	(725)	(2.5)%
Total revenues	103,338	1,964	101,374	96,737	4,637	4.8%
Operating Expenses
Property operating expenses	22,811	458	22,353	21,734	619	2.8%
Real estate taxes and insurance	24,610	236	24,374	24,069	305	1.3%
General and administrative	10,029	198	9,831	9,348	483	5.2%
Transaction pursuit costs	357	-	357	506	(149)	(29.4)%
Depreciation and amortization	21,376	851	20,525	20,221	304	1.5%
Total operating expenses	79,183	1,743	77,440	75,878	1,562	2.1%
Income from operations	24,155	221	23,934	20,859	3,075	14.7%
Interest expense, net	(32,996)	(1,656)	(31,340)	(30,076)	(1,264)	(4.2)%
Loss on modification/extinguishment of debt	(3,868)	-	(3,868)	-	(3,868)	(100.0)%
Net loss	$(12,709)	$(1,435)	$(11,274)	$(9,217)	$(2,057)	(22.3)%

Revenue. Residential rental income increased to $72,529 for the nine months ended September 30, 2023, from $67,167 for the nine months ended September 30, 2022, primarily, due to increases in rental rates. For example, base rent per square foot increased at the Tribeca House property to $78.22 at September 30, 2023, from $70.56 at September 30, 2022 and base rent per square foot increased at the Clover House property to $78.33 at September 30, 2023, from $70.13 at September 30, 2022.

Commercial rental income decreased to $28,845 for the nine months ended September 30, 2023, from $29,570 for the nine months ended September 30, 2022 primarily due to a net, $1,103 restoration of revenue as per ASC 842 from a tenant at Tribeca House deemed probable of collection during the nine months ended September 30, 2022, partially offset by the commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $22,353 for the nine months ended September 30, 2023, from $21,734 for the nine months ended September 30, 2022, primarily due to increased repairs and maintenance, utilities and payroll costs, primarily at Flatbush Gardens.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $24,374 for the nine months ended September 30, 2023, from $24,069 for the nine months ended September 30, 2022, due to increased property taxes and insurance across the portfolio partially offset by the real estate tax exemption at Flatbush Gardens that began July 1, 2023.

General and administrative. General and administrative expenses increased to $9,831 for the nine months ended September 30, 2023, from $9,348 for the nine months ended September 30, 2022 primarily due to higher payroll costs and accounting fees in relation to the separation from our prior auditor.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs related to the Article 11 Agreement during the nine months ended September 30, 2023 and costs incurred for an abandoned acquisition during the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense increased to $20,525 for the nine months ended September 30, 2023, from $20,221 for the nine months ended September 30, 2022, due to the additions to real estate across the portfolio during the nine months ended September 30, 2023.

Interest expense, net. Interest expense, net, increased to $31,340 for the nine months ended September 30, 2023, from $30,076 for the nine months ended September 30, 2022 primarily due to increased interest at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Loss on modification/extinguishment of debt. Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss. As a result of the foregoing, net loss increased to $11,274 for the nine months ended September 30, 2023, from $9,217 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $1,197 million of indebtedness, net of unamortized issuance costs, secured by our properties, $22.5 million of cash and cash equivalents, and $14.9 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended September 30, 2023 and 2022, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.3 million and $4.3 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities	$17,130	$15,159
Investing activities	(27,783)	(41,992)
Financing activities	17,341	10,101

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022, were as follows:

Net cash flow provided by operating activities was $17,130 for the nine months ended September 30, 2023, compared to $15,159 for the nine months ended September 30, 2022. The net increase during the 2023 period primarily reflects improved revenues discussed above, improved collection experience and lower property tax payments due to the entry into the Article 11 Agreement.

Net cash used in investing activities was $27,783 for the nine months ended September 30, 2023, compared to $41,992 for the nine months ended September 30, 2022. The decrease was primarily due to $7,871 lower capital spending at all of our operating properties, primarily Flatbush Gardens and 1010 Pacific Street, partially offset by increased capital spending at the Dean Street property. Additionally, the Company purchased parcels of land at Dean Street for $8,041 in the nine-month period ended September 30, 2022. These were partially offset by a refund of a potential acquisition deposit of $2,015 in the nine-month period ended September 30, 2022.

Net cash provided by financing activities was $17,341 for the nine months ended September 30, 2023, compared to $10,101 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, $40,617 was provided by refinancing the 1010 Pacific Street and Dean Street property loans, net of scheduled debt amortization payments, partially offset by $9,921 of loan extinguishment and issuance costs, and $13,044 of dividends and distributions. For the nine months ended September 30, 2022, $24,855 was provided by net borrowings under the 1010 Pacific Street and 953 Dean Street development property loans, net of scheduled debt amortization payments, partially offset by $12,767 of dividends and distributions and $335 of loan issuance and extinguishment costs.

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

Although the impact of inflation on our results of operations is not material, inflation has recently become a factor in the United States economy and could increase the cost of acquiring, replacing and operating the properties in the future.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO
Net loss	$(2,325)	$(2,788)	$(12,709)	$(9,217)
Real estate depreciation and amortization	7,282	6,784	21,376	20,221
FFO	$4,957	$3,996	$8,667	$11,004

AFFO
FFO	$4,957	$3,996	$8,667	$11,004
Amortization of real estate tax intangible	120	121	361	361
Amortization of above- and below-market leases	(1)	(9)	(18)	(26)
Straight-line rent adjustments	39	(31)	66	(220)
Amortization of debt origination costs	423	313	1,098	939
Amortization of LTIP awards	783	856	2,214	2,064
Transaction pursuit costs	—	(10)	357	506
Loss on extinguishment / modification of debt	—	—	3,868	—
Certain litigation-related expenses	(10)	(65)	(10)	188
Recurring capital spending	(51)	(138)	(375)	(276)
AFFO	$6,260	$5,033	$16,228	$14,540

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA
Net loss	$(2,325)	$(2,788)	$(12,709)	$(9,217)
Real estate depreciation and amortization	7,282	6,784	21,376	20,221
Amortization of real estate tax intangible	120	121	361	361
Amortization of above- and below-market leases	(1)	(9)	(18)	(26)
Straight-line rent adjustments	39	(31)	66	(220)
Amortization of LTIP awards	783	856	2,214	2,064
Interest expense, net	11,527	10,086	32,996	30,076
Transaction pursuit costs	—	(10)	357	506
Loss on extinguishment / modification of debt	—	—	3,868	—
Certain litigation-related expenses	(10)	(65)	(10)	188
Adjusted EBITDA	$17,415	$14,944	$48,501	$43,953

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NOI
Income from operations	$9,202	$7,298	$24,155	$20,859
Real estate depreciation and amortization	7,282	6,784	21,376	20,221
General and administrative expenses	3,340	3,209	10,029	9,348
Transaction pursuit costs	—	(10)	357	506
Amortization of real estate tax intangible	120	121	361	361
Amortization of above- and below-market leases	(1)	(9)	(18)	(26)
Straight-line rent adjustments	39	(31)	66	(220)
NOI	$19,982	$17,362	$56,326	$51,049

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk.

A one percent change in interest rates on our $74.4 million of variable rate debt as of September 30, 2023, would impact annual net loss by approximately $0.7 million.

At September 30, 2023, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,117.0 million and $1,092.3 million as of September 30, 2023 and December 31, 2022, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the  Exchange Act is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8, “Commitments and Contingencies” of our consolidated financial statements for a discussion of legal proceedings.

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as subsequent Quarterly Report on Form 10-Q, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of September 30, 2023, and there have been no material changes to those risk factors for the nine months ended September 30, 2023.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description
***10.1	Acquisition Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

***10.2	Building Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

***10.3	Project Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

***10.4	Credit Agreement, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

***10.5	Mezzanine Loan Note, dated August 10, 2023, by Dean Member LLC in favor of BADF 953 Dean Street Lender LLC

***10.6	Line of Credit Note, dated August 10, 2023, between Clipper Realty Inc. in favor of Valley National Bank

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

*** Incorporated by reference to the Company’s Form 8-K dated August 10, 2023, filed on August 14, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

November 2, 2023	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer