Form 10-K
period 2023-12-31
Clipper Realty Inc.
filed 2024-03-14
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the June 30, 2023, closing price of our common stock on the New York Stock Exchange – $72,113,912

As of March 14, 2024, there were 16,063,228 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Proxy Statement relating to its 2024 Annual Meeting of Stockholders no later than 120 days after the end of its fiscal year, which will include the information required by Part III of Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, . We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

●

our dependency on certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if these agencies opt to early terminate or opt not to renew their leases;

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

●	concessions or significant capital expenditures that may be required to attract and retain tenants;

●	the relative illiquidity of real estate investments;

●	competition affecting our ability to engage in investment and development opportunities or attract or retain tenants;

●	unknown or contingent liabilities in properties acquired in formative and future transactions;

●	the possible effects of departure of key personnel in our management team on our investment opportunities and relationships with lenders and prospective business partners;

●	conflicts of interest faced by members of management relating to the acquisition of assets and the development of properties, which may not be resolved in our favor;

●	a transfer of a controlling interest in any of our properties that may obligate us to pay transfer tax based on the fair market value of the real property transferred;

●	our ability to maintain effective internal control over financial reporting;

●	the need to establish litigation reserves, costs to defend litigation and unfavorable litigation settlements or judgments; and

●	other risks and risk factors or uncertainties identified from time to time in our filings with the SEC.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

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

●

We depend on the agencies of the City of New York as a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty or if these agencies opt to early terminate or opt not to renew their leases;

●	Our portfolio’s revenue is currently generated from eight of our properties;

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

●

We are considered an accelerated filer and are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock;

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

●

System failures or security incidents through cyberattacks, intrusions, or other methods could disrupt our information technology networks, enterprise applications, and related systems, cause a loss of assets or data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could result in substantial reputational damage and adversely affect our business and financial condition.

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

Overview

Clipper Realty Inc. is a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multifamily residential and commercial properties in the New York metropolitan area, with a portfolio in Manhattan and Brooklyn. The Company was formed to continue and expand the commercial real estate business of the 50/53 JV LLC (a Delaware limited liability company), Renaissance Equity Holdings LLC (a Delaware limited liability company), Berkshire Equity LLC (a Delaware limited liability company) and Gunki Holdings LLC (a Delaware limited liability company) (collectively, the “Predecessor” or the “predecessor entities”). These predecessor entities were formed by principals of our management team from 2002 to 2014. Our primary focus is to continue to own, manage and operate our portfolio, and to acquire and re-position additional multifamily residential and commercial properties in the New York metropolitan area.

Upon completion of the private offering and the formation transactions, we assumed responsibility for managing the LLC subsidiaries.

We were incorporated in the State of Maryland on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, and we elected to be treated as a REIT commencing with the taxable year ended December 31, 2015. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary (the “Operating Partnership”), in exchange for units in the Operating Partnership.

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

As of December 31, 2023, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, a 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

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

The Company’s ownership interest in its initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering of shares of our common stock on August 3, 2015. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the “LLC subsidiaries.” .The LLC subsidiaries are managed by the Company through the Operating Partnership, which is the managing member of the LLC subsidiaries and owns Class A units in such LLC subsidiaries. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries (described below). In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the LLC Subsidiaries and an equal number of special, non-economic, voting stock in the Company. The Class B LLC units, together with the special voting shares, are convertible into shares of stock of the Company on a one-for-one basis. At December 31, 2023, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 37.9% of the aggregate distributions from the LLC subsidiaries.

The Company has two reportable operating segments: residential rental properties and commercial rental properties. Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 70% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2023, agencies of the City of New York leased approximately 16% of the total rentable square feet in our portfolio, representing approximately 19% of our total portfolio’s annualized rent.

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

New York Regulation

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

The Company has also been working to identify areas where it can improve the carbon footprint of its properties. This includes complying with NYC Local Law 97 (LL97) that requires most buildings over 25 thousand square feet meet stringent carbon emissions caps starting in 2024. As such, the Company has replaced certain roofs, including the upgrading of the roofing insulation, changed light fixtures to LED lighting and insulated building piping.

On June 29, 2023 the Company’s Flatbush Gardens property entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department of Housing Preservation and Development ( the “Article 11 Agreement”). The Company committed to maintain rents with existing area median income groups, to lease 249 units to formerly homeless families and provide certain services as units become vacant, committed to pay prevailing wage rates to employees of the property as defined under New York City regulations and committed to a 3-year capital improvements plan.

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

Human Capital Resources

As of December 31, 2023, we had 148 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract was in effect through December 31, 2023 and the contract is still under negotiation. The Building Maintenance Employees Union, Local 486 contract is in effect through February 28, 2026.

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

ITEM 1A. RISK FACTORS

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that involve risks see "Cautionary Note Concerning Forward-Looking Statements."

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

●

declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget deficits, which among other things could have an adverse effect on the financial condition of our only office tenant, the agencies of the City of New York, and may result in tenant defaults under leases and/or cause such tenant to seek alternative office space arrangements;

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

We depend on certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause an adverse effect on us, including our results of operations and cash flow, if the City of New York were to suffer financial difficulty or if these agencies opt to early terminate or opt not to renew their leases.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2023, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 16% of the total rentable square feet in our portfolio and approximately 19% of our total portfolio’s annualized rent. General and regional economic conditions may adversely affect the City of New York and potential tenants in our markets. The City of New York may experience a material business downturn or suffer negative effects from declines in local, state and/or federal government budgets and/or increases in local, state and/or federal government budget debt and deficits, which could potentially result in a failure to make timely rental payments and/or a default under its leases. In certain cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services (“NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15.4 million per annum. The Company may be unable to replace NYC as a tenant or unable to replace them with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston lease, pursuant to the terms of the loan agreement related to $125 million building mortgage (see Item 2 below), we expect to establish a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the Loan Agreement will be disbursed to 250 Livingston Owner once the tenant cure conditions are satisfied under the loan agreement. If the Company is unable to replace the NYC at comparable rents it may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our its stockholders.

Additionally, if NYC were to decide not to renew the 141 Livingston lease, we would be at risk of not being able to replace the NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties and may delay our efforts to collect past-due balances under the relevant leases and could ultimately preclude collection of these sums altogether. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that is limited in amount and which may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. If any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business or a reduction in funds available to them, default under their leases, fail to renew their leases or renew on terms less favorable to us than their current terms, our financial condition results of operations and cash flow could be adversely affected.

Our portfolio’s revenue is currently generated from eight properties.

As of December 31, 2023, our portfolio consisted of nine properties, eight of which generated revenues in 2023 – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property, the Clover House property and the 1010 Pacific Street property, which accounted for 28.8%, 31.1%, 11.9%, 12.7%, 4.8%, 2.8%, 5.6% and 2.3%, respectively, of our portfolio’s total revenue for the year ended December 31, 2023. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2023, we had approximately 111,000 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 74% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2024 (including month-to-month leases). As of December 31, 2023, we had no vacant commercial space, and approximately 14,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates

As of February 23, 2024, the NYC has notified the Company of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. As of that date, 342,496 of rentable square feet of commercial space will be available.

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

As a result of potential factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize market rents across the properties in our portfolio. In addition, depending on market rental rates at any given time as compared to expiring or terminating leases in our portfolio, from time-to-time rental rates for expiring or terminating leases may be higher than starting rental rates for new leases. A majority of our apartment leases are for a term of one year. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues for residential space in our properties are affected by declines in market rents more quickly than if those leases were for longer terms. If we are unable to obtain sufficient rental rates across our portfolio, then our ability to generate cash flow growth will be negatively affected.

We engage in development and redevelopment activities, which could expose us to different risks that could adversely affect us, including our financial condition, cash flow and results of operations.

We engage in development and redevelopment activities with respect to our properties as we believe market conditions dictate. For example, in 2023 we completed the development of the 1010 Pacific Street property and plan to develop the Dean Street property as fully amenitized residential rental buildings. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment.

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

We have in the past and we may be required to make rent or other concessions and/or significant capital expenditures to improve our properties to retain and attract tenants, generate positive cash flows or to make real estate properties suitable for sale, which could adversely affect us, including our financial condition, results of operations and cash flow.

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

Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. In these events, we cannot assure you that such tenants will renew those leases or not exercise early termination options or that we will be able to re-lease spaces on economically advantageous terms or at all. For example, the City of New York has advised us that it will vacate the 250 Livingston Street property in 2025. The loss of rental revenues from our tenants and our inability to replace such tenants may adversely affect us, including our profitability, our ability to meet our debt and other financial obligations and our ability to make distributions to our stockholders.

Reimbursements from government agencies under the Article 11 Agreement might be lower than expected and costs to implement the mandatory capital improvements might be higher than expected.

On June 29, 2023, our Flatbush Gardens property entered into a 40- year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department of Housing Preservation and Development (the “Article 11 Agreement”). The Article 11 Agreement made us eligible for incremental assistance payments under section 610 of the Private Housing Financing Law for tenants receiving governmental rental assistance (“Section 610 Benefits”). Section 610 Benefits are provided under current New York State Law and are subject to change via legislation or regulation. In addition, the number of eligible tenants may be reduced if they no longer receive governmental rental assistance.  costs.  Under the Article 11 Agreement, we also entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which we agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. Although we expect those costs to be offset by the savings provided under the Article 11 Agreement by property tax exemption and enhanced payments for tenants receiving government assistance, these costs are subject to market costs for construction materials and labor and may increase beyond current expectations.

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

Apartment landlords in gentrifying neighborhoods in Brooklyn and other parts of the New York metropolitan area have come under public scrutiny, and in a few cases have been the subject of civil and criminal investigations, for their alleged treatment of tenants who cannot afford the rent increases that often result from neighborhood gentrification and landlord improvements to properties. As disclosed in Note 8, “Commitments and Contingencies”, Clipper Equity was the subject of an investigation by the Office of the Attorney General of the State of New York with respect to its activities, and in April 2022 entered into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates. It is possible that we or members of our management team could come under additional similar public scrutiny or become the target of additional similar investigations, which could lead to negative publicity and require that we expend significant resources to defend ourselves, all of which could adversely affect our operating results and our ability to pay distributions to our stockholders. In addition, if we or our affiliates violate the Assurance of Discontinuance or future regulatory orders or consent decrees, we could be subject to substantial monetary fines and other penalties that could seriously harm our business.

We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

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

Subject to certain exceptions, New York City and New York State impose a tax on the transfer of New York City and/or New York State real property or the transfer of a controlling interest in New York City and/or New York State real property, generally at a current, maximum combined rate of 3.275% of the fair market value of the New York City and/or New York State real property. A direct or indirect transfer of a 50% or greater interest in any of our properties (or in the entities that own our properties) generally would constitute a transfer of a controlling interest in real property. Certain aggregation rules apply in determining whether a transfer of a controlling interest has occurred. For example, transfers made within a three-year period generally are presumed to be aggregated. Therefore, a transfer of a controlling interest could occur as a result of the combination of one or more of the private offering, other offerings of common stock by us resulting of an increase in our investment in the entities that own our properties, issuances of our common stock to our continuing investors in exchange for Class B LLC units pursuant to the exchange right granted to holders of Class B LLC units, sales of Class B LLC units by the holders thereof, the issuance of LLC interests to our Operating Partnership in connection with the private offering or a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. In addition to any transfer tax that may be imposed upon us, we have agreed with our continuing investors to pay any such transfer taxes imposed upon a continuing investor as a result of the private offering and the related formation transactions (including subsequent issuances of additional LLC units or interests, issuances of units by the Operating Partnership (“OP Units”) or issuances of our common stock by the Company), issuances of our common stock in exchange for Class B LLC units, dispositions of property by any LLC subsidiary, the issuance of LLC interests to our Operating Partnership in connection with a subsequent offering of our stock, or as a result of any combination of such transfers being aggregated. If a transfer of a controlling interest in an entity owning our properties occurs, New York City and/or New York State transfer tax could be payable based on the fair market value of the New York City and/or New York State property at the time of each such transfer (including any transfers that are treated as a part of the transfer of the controlling interest that occur prior to the transfer that caused the 50% threshold to be met). For example, if exchanges of Class B LLC units resulted in our ownership of the entities that own our properties increasing to greater than 50%, we could be subject to New York City and New York State transfer tax at a current, maximum combined rate of 3.275% of the fair market value of such New York City and/or New York State properties. In addition, we may or may not be eligible to take advantage of the 50% reduction to the New York City and New York State transfer tax rates that could apply with respect to transfers of real property to certain REITs.

Risks Related to Our Business and Operations

Capital and credit market conditions, including higher interest rates, may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could affect our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2023, we had no corporate debt and $1,219.0 million in property-level debt. See Note 6 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

We are a party to various claims and routine litigation arising in the ordinary course of business and are subject to government oversight and actions. Some of these claims and actions or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. Adverse developments in existing litigation claims legal proceedings or government investigations involving us or new claims or investigations could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, certain litigation or the resolution of certain litigation or investigations may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors. See Note 8, “Commitments and Contingencies” of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because our status as an emerging growth company ended December 31, 2022 and we are an accelerated filer, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting for the first time. Our compliance with the additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

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

If our information technology networks or data, or those of third parties upon which we rely, are or were disrupted or otherwise compromised, we could experience costly remediation or other expenses, liability under federal and state laws, and litigation and investigations, any of which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

Information technology, communication networks, enterprise applications, and related systems, including those in our properties, are essential to the operation of our business. In the ordinary course of our business, we use these systems to service our tenants, manage our tenant and vendor relationships, internal communications, accounting, financial reporting, and record-keeping systems, and many other key aspects of our business. These operations rely on the secure collection, storage, transmission, and other processing of confidential and other information in our computer systems and networks and subject us, and the third parties upon which we rely, to a variety of evolving threats, including, but not limited to ransomware attacks, which could cause security incidents.

Cyberattacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, our personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

We rely on certain third-party service providers to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We take steps to monitor and develop our information technology networks and infrastructure, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Undetected and/or unremediated critical vulnerabilities that are exploited could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Furthermore, the extent of a particular cyberattack and the steps that we may need to take to investigate the attack may not be immediately clear. Therefore, in the event of an attack, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a cyberattack. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such disclosure requirements could lead to adverse consequences.

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

David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, and Sam Levinson, our Co-Chairman of the board of directors and Head of the Investment Committee, have outside business interests that will take their time and attention away from us, which could materially and adversely affect us. In addition, notwithstanding the Investment Policy, members of our senior management may in certain circumstances engage in activities that compete with our activities or in which their business interests and ours may be in conflict.

David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, Sam Levinson our Co-Chairman of the board of directors and Chairman of the Investment Committee, , and other members of our senior management team continue to own interests in properties and businesses that were not contributed to us in the formation transactions. For instance, each of David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, is an officer of Clipper Equity and each of Sam Levinson, our Co-Chairman of the board of directors and Chairman of the Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, has ownership interests in Clipper Equity. Clipper Equity owns interests in, and controls and manages entities that own interests in, multifamily and commercial properties in the New York metropolitan area.

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

David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, and Sam Levinson, our Co-Chairman of the board of directors and Chairman of the Investment Committee may be subject to tax on a disproportionately large amount of the built-in gain that would be realized upon the sale or refinancing of certain properties. David Bistricer and Sam Levinson may therefore influence us to not sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest, as they may wish to avoid realization of their share of the built-in gains in those properties. Alternatively, to avoid realizing such built-in gains, they may have to agree to additional reimbursements or guarantees involving additional financial risk.

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

As of December 31, 2023, we had $1,219.0 million of total indebtedness, all of which was property-level debt. See Note 6 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2023, we had approximately $82.0 million of variable rate indebtedness outstanding, for our Dean Street development property and our 10 West 65th Street property, which constitutes approximately 6.7% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. Continued increases in interest rates would further increase our interest expense and increase the cost of refinancing existing indebtedness and of issuing new debt. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions and make acquisitions and develop properties.

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

We elected to qualify to be treated as a REIT commencing with our first taxable year ended December 31, 2015. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay tax at regular corporate rates to the extent that the REIT distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions the REIT makes in a calendar year are less than the sum of 85% of the REIT’s ordinary income, 95% of the REIT’s capital gain net income and 100% of the REIT’s undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income. However, our ability to make such distributions may be limited by a requirement to escrow cash flow from our lease at 250 Livingston Street, which may be classified as taxable income.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for GAAP purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. If we choose to make all or part of a distribution in our own stock, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion, if any, of the distribution received. Further, taking the actions enumerated above to comply with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our tenant and vendor relationships, for internal communications, for accounting to operate record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We rely on a third-party service providers, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, subscribing to reports and services that identify cybersecurity threats and evaluating our industry’s risk profile.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See “Item 1A. Risk factors” in this Annual Report on Form 10-K, for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. The Audit Committee of the Board of Directors (the “Audit Committee”) oversees process by which senior management of the Company assesses and manages the Company’s exposure to risk, including cybersecurity, in accordance with its charter. The Audit Committee engages in discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. These discussions include the Company’s risk assessment and risk management policies.

Our management, represented by our IT Director, and our third-party information technology provider lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. In addition, the Company’s incident response processes include reporting to the Audit Committee for certain cybersecurity incidents.

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2023, our portfolio consisted of nine properties totaling approximately 3.4 million rentable square feet (plus an approximately 154 thousand rentable square feet under development) and was approximately 98% leased (excluding square footage under development). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property, the 1010 Pacific Street residential property and the Dean Street property (currently under development).

The table below presents an overview of the Company’s portfolio as of December 31, 2023:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased		Annualized December 2023 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Multifamily
50 Murray Street	Manhattan	1964	396,224		390		95.9%		$28.1	$76.54
53 Park Place	Manhattan	1921	86,288		116		97.4%		$6.8	$81.32
Flatbush Gardens complex	Brooklyn	1950	1,748,671		2,494		98.0%		$45.0	$26.69
250 Livingston Street	Brooklyn	1920	26,819		36		100.0%		$1.6	$58.93
Aspen	Manhattan	2004	165,542		232		97.4%		$6.1	$38.65
10 West 65th Street	Manhattan	1939	75,678		82		98.8%		$4.0	$53.87
Clover House	Brooklyn	1959	102,131		158		95.6%		$7.9	$80.80
1010 Pacific Street	Brooklyn	2023	115,401		175		100.0%		$5.5	$50.47
			2,716,754		3,683		97.7	%(2)	$105.0	$40.51	(2)

Commercial
141 Livingston Street	Brooklyn	1959	206,084		1		100.0%		$10.3	$50.00
250 Livingston Street	Brooklyn	1920	342,496		1		100.0%		$15.4	$44.93
			548,580		2		100.0	%(2)	$25.7	$46.84	(2)

Retail
50 Murray Street (retail)	Manhattan		44,583		8		94.7%		$2.2	$51.23
50 Murray Street (parking)	Manhattan		24,200		1		100.0%		$1.4	$59.01
53 Park Place (retail)	Manhattan		8,600		1		—		—	—
141 Livingston Street (parking/other)	Brooklyn		14,853		1		100.0%		$0.4	$28.18
250 Livingston Street (retail)	Brooklyn		990		1		100.0%		$0.1	$128.35
250 Livingston Street (parking)	Brooklyn		—		—		—		$0.2	—
Aspen (retail)	Manhattan		12,429		5		73.4%		$0.4	$44.46
Aspen (parking)	Manhattan		—		—		—		—	—
			105,655		17		86.5	%(2)	$4.7	$52.44	(2)

Total			3,370,989		3,702		97.7	%(2)	$135.4	$37.78	(2)

Real Estate Under Development
Dean Street	Brooklyn		154,468	(3)	242	(3)

(1)	Represents annualized revenue based on December 2023 data.
(2)	Represents weighted average.
(3)	Land purchases made on December 22, 2021, February 14, 2022 and April 14, 2022, square footage and number of units based on management’s development estimates

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2024. Excludes residential leases which are generally of one year duration.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2024	1	1,597	$78,336	0.3%
2025	3	550,275	25,757,897	85.3%
2026	1	510	18,727	0.1%
2027	3	42,068	1,730,482	5.7%
2028	1	—	55,200	0.2%
2029	—	—	—	0.0%
2030	1	990	94,905	0.3%
2031	1	540	165,500	0.5%
2032	2	4,606	334,632	1.1%
2033	1	24,200	1,428,000	4.7%
Thereafter	3	8,052	541,500	1.8%
Total	17	632,838	$30,205,179	100.0%

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

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally managed garage. Tenants include Equinox (a premium fitness club), Starbucks and 7 Eleven. The weighted average remaining lease duration of the retail tenants at December 31, 2023, is approximately four years.

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

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2023. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

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

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $329.0 million as of December 31, 2023. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

The 141 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $100 million as of December 31, 2023. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

250 Livingston Street

The 250 Livingston Street property is a 12-story mixed-use building, with office and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. The building currently contains 342,496 square feet of office space which is 100% leased to the City of New York’s Department of Environmental Protection and Human Resources Administration under a ten-year lease that expires in August 2030; however, the City holds one-time termination options at the end of the fifth year and the seventh year. The City of New York has advised us that it will vacate the 250 Livingston Street property in 2025. Additionally, the property includes 36 multifamily residential apartment units (26,819 square feet), which were developed by Clipper Equity from 2003 through 2013.

Property highlights include:

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Commercial Tenant	•	City of New York
Amenities	•	Elevators
Nearby Rapid Transit Access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2023. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

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

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $61.0 million as of December 31, 2023. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

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

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2023. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $31.8 million as of December 31, 2023. The note matures on November 1, 2027, and bore an interest rate of 3.375% through October 2022 at which time it was scheduled to reset to the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company signed an amendment to the note that changed the benchmark and spread used from LIBOR plus 2.75% to 1-Month CME term SOFR plus 2.5%, rounded up to the nearest 1/8th and reset monthly. The benchmark rate at December 31, 2023 was 5.375%. The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.  We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

In November 2019, the Company purchased the 1010 Pacific Street property in the Prospect Heights neighborhood of Brooklyn for $31 million. The Company redeveloped the property as a fully amenitized residential building with 115,000 square feet of leasable area. Amenities include on-site parking, media room, fitness center, library bridge, co-working lounge, kids’ playroom & gym, outdoor deck bar & lounge and pet spa. The building has 175 total units, 70% of which will be leased at market rates and 30% of which will be designated as affordable housing.

Property highlights include:

Location	•	1010 Pacific Street
Building Type	•	Residential
Number of Units	•	175
Amenities	•	Elevator, media room, fitness center
Nearby Rapid Transit Access	•	MTA Subway A, C, S, 2, 3 trains

There is $80.0 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2023, in the form of a mortgage note to Valley National Bank which provides for maximum borrowings of $80.0 million. The loan provided initial funding of $60.0 million and a further $20.0 million subject to the achievement of certain financial targets. The initial funding of $60.0 million has an annual interest rate of 5.55%. The additional borrowing of $20.0 million has an annual interest rate of 6.37%. The total borrowing of $80.0 million has a term of twenty-four months and matures on September 15, 2025. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date.

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

On December 22, 2021, the Company entered into a $30 million mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The notes original maturity was December 22, 2022, and was subsequently extended to September 22, 2023. The note required interest-only payments and bore interest at the prime rate (with a floor of 3.25%) plus 1.60%. In April 2022, the Company borrowed an additional $7.0 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

On August 10, 2023, the Company refinanced its $37 million mortgage on its Dean Street development with a senior construction loan with Valley National Bank that permits borrowings up to $115 million and a Mezzanine Loan with BADF 953 Dean Street Lender LLC that permits borrowings up to $8 million.

On August 10, 2023, the Company entered into a $5 million corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of December 31, 2023.

The Company has provided a limited guaranty for mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants, and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage ratios and liquidity balances. If the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company believes it is not in default on any of its loan agreements.

ITEM 3. LEGAL PROCEEDINGS

See Note 8, “Commitments and Contingencies” of our consolidated financial statements included in Item 15 for a discussion of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the ticker symbol “CLPR”. The stock began trading on February 10, 2017.

Holders

As of February 16, 2024, there were 4,812 beneficial holders of our common stock.

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

We cannot assure you that our board of directors will not change our distribution policy in the future. Any distributions we pay in the future will depend upon our actual results of operations, liquidity, cash flows, financial condition, economic conditions, debt service requirements and other factors that could differ materially from our current expectations. Our actual results of operations, liquidity, cash flows and financial condition will be affected by several factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our ability to pay dividends and make other distributions to our stockholders, see “Risk Factors.”

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. See “Cautionary Note Concerning Forward-Looking Statements.” in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

As of December 31, 2023, the Company owned:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 10 West 65th Street in the Upper West Side neighborhood of Manhattan;

•	one residential rental property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn; and

•	the Dean Street property, to be redeveloped as a residential/retail rental building.

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

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties.  See Note 10. Segment Reporting to our consolidated financial statements included in this Form 10-K.

Trends

During 2023, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at December 31, 2023 was $77.70, up from $73.75 at December 31, 2022. At the Aspen property, average residential rent per square foot increased at December 31, 2023, was $38.65, up from $36.78 at December 31, 2022. At the Clover House property, average residential rent per square foot at December 31, 2023, was $80.93, an increase from $73.71 at December 31, 2022. Urban office markets have also generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space. As of December 31, 2023 the Company’s office properties had not been adversely affected from a rent perspective as a result of its long-term leases with the City of New York. However, as of February 23, 2024, the City of New York informed the Company of its intention to terminate the lease at 250 Livingston effective August 23, 2025. Additionally, as we move forward with the approaching expiration of the 141 Livingston lease in 2025, the Company will be at risk of not replacing that tenant or not being able to replace it at comparable rents. Separately, certain of our smaller commercial spaces which were vacated because of the COVID-19 pandemic had been released at favorable rental rates.

Throughout 2023 and 2022, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of December 31, 2023, was approximately 4.2% per annum.

Factors that May Influence Future Results of Operations

We derive approximately 72% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe that we have expertise in operating, renovating and repositioning our properties. As we grow, we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses over time.

A majority of the leases at our apartment communities are for approximately one-year terms, which, in a rising market, generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason and, in a falling market, may require us to receive decreased rents upon renewal of existing leases or commencement of new leases. Our ability to seek increased rents at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019 (“HSTP”), which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our Tribeca House and 10 West 65th Street property upon lease renewal; effective October 1, 2023, such increases are 3.0% for a one-year lease and 2.75% in the first year and 3.2% in the second year for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property on new leases. In addition to the HSTP regulation, at Flatbush Gardens the Company entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department Housing Preservation and Development (the “Article 11 Agreement”). This agreement required us to commit to maintaining rents within existing area medium income groups. In exchange, the Company is eligible to receive incremental rental assistance under section 610 of the Private Housing Financing Law for tenants receiving government rental assistance. The Section 610 rental assistance is paid by the government the City of New York as incremental rent above and beyond the base rent paid by the tenant. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property and a portion of our 10 West 65th Street property.

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

We seek earnings growth primarily through increasing rents and occupancy at existing properties and acquiring additional apartment communities in markets complementing our existing portfolio locations. Our apartment and commercial operating properties are concentrated in six neighborhoods within the boroughs of Manhattan and Brooklyn in New York City, which makes us susceptible to adverse developments in these markets. As a result, we are particularly affected by the local economic conditions in these markets, including, but not limited to, changes in supply of or demand for apartment units in our markets, competition for real property investments in our markets, changes in government rules, regulations and fiscal policies, including those governing real estate usage and tax, and any environmental risks related to the presence of hazardous or toxic substances or materials at or in the vicinity of our properties, which could negatively affect our overall performance.

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

As a public company with shares listed on a U.S. exchange, we incur general and administrative expenses, including legal, accounting, and other expenses, related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act, and the requirements of the national securities exchange on which our stock is listed.

Significant Accounting Policies

Segments

On December 31, 2023, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2023.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements	10 – 44 years
Tenant improvements	Shorter of useful life or lease term
Furniture, fixtures, and equipment	3 – 15 years

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. As described more fully under Revenue Recognition below, in the first quarter of 2022 the Company adopted Accounting Standards Codification (“ASC”) 842 “Leases” which replaced guidance under ASC 840 and provided for transition from balances at December 31, 2021. In accordance with ASC 842, the Company performs a detailed review of amounts due from tenants to determine if accounts receivable balances and future lease payments were probable of collection, writes off receivables not probable of collection and records a general reserve against revenues for receivables probable of collection for which a loss can be reasonably estimated. If management determines that the tenant receivable is not probable of collection it is written off against revenues. In addition, the Company records a general reserve under ASC 450.  In connection with the adoption of ASC 842, the Company recorded a cumulative effect adjustment in the amount of $6 million as of January 1, 2022, based on the modified retrospective method in accordance with the provisions of ASC 842.

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

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC842, “Leases” which replaces the guidance under ASC840. ASC842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC450.

In the year ended December 31, 2023, the Company charged revenue in the amount of $4.5 million for residential receivables not deemed probable of collection and recognized revenue of $1.4 million for a reassessment of collectability of residential receivables previously not deemed probable of collection.

In the year ended December 31, 2022, the Company has charged revenue in the amount of $6.2 million for residential receivables not deemed probable of collection and recognized revenue of $3.0 million for a reassessment of collectability of residential receivables previously not deemed probable of collection. Additionally, during the year ended December 31, 2022, the Company recognized a net $1.1 million for a reassessment of collectability of one commercial tenant at Tribeca House that was determined to be probable of collection.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2023 and 2022, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2023, or 2022.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

Results of Operations

Our focus throughout the years ended December 31, 2023 and 2022, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2023 and 2022 (in thousands)

	2023	Less: 1010 Pacific	2023: Excluding 1010 Pacific	2022	Increase (decrease)%
Revenues
Residential rental income	$99,716	$3,114	$96,602	$90,262	$6,340	7.0%
Commercial rental income	38,489	24	38,465	39,484	(1,019)	(2.6)%
Total revenues	138,205	3,138	135,067	129,746	5,321	4.1%
Operating Expenses
Property operating expenses	30,619	702	29,917	29,306	611	2.1%
Real estate taxes and insurance	31,951	360	31,591	32,561	(970)	(3.0)%
General and administrative	13,169	240	12,929	12,752	177	1.4%
Transaction pursuit costs	357	—	357	506	(149)	(29.4)%
Depreciation and amortization	28,939	1,305	27,634	26,985	649	2.4%
Total operating expenses	105,035	2,607	102,428	102,110	318	0.3%
Income from operations	33,170	531	32,639	27,636	5,003	18.1%
Interest expense, net	(44,867)	(3,013)	(41,854)	(40,207)	(1,647)	(4.1)%
Loss on modification/extinguishment of debt	(3,868)	—	(3,868)	—	(3,868)	(100.0)%
Net loss	$(15,565)	$(2,482)	$(13,083)	$(12,571)	$(512)	(4.1)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures. The discussion below compares amounts in 2023, excluding 1010 Pacific, to 2022 amounts.

Revenue. Residential rental income increased to $96,602 for the year ended December 31, 2023, from $90,262 for the year ended December 31, 2022, primarily, due to increases in rental rates. For example, base rent per square foot increased at the Tribeca House property to $77.70 at December 31, 2023, from $73.75 at December 31, 2022 and base rent per square foot increased at the Clover House property to $80.93 at December 31, 2023, from $73.31 at December 31, 2022.

Commercial rental income decreased to $38,465 for the year ended December 31, 2023, from $39,484 for the year ended December 31, 2022, primarily due to a net, $1,103 restoration of revenue as per ASC 842 from a tenant at Tribeca House deemed probable of collection during the year ended December 31, 2023, partially offset by the commencement of new leases at the Tribeca House property and increased escalation billings at the 141 Livingston Street property.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $29,917 for the year ended December 31, 2023, from $29,306 for the year ended December 31, 2022, primarily due to increased repairs and maintenance, payroll costs, union costs and security costs partially offset by lower utilities costs, commissions, and miscellaneous other costs.

Real estate taxes and insurance.   Real estate taxes and insurance expenses decreased to $31,591 for the year ended December 31, 2023, from $32,561 for the year ended December 31, 2022, due to increased property taxes and insurance across the portfolio partially offset by the real estate tax exemption at Flatbush Gardens that began July 1, 2023.

General and administrative.   General and administrative expenses increased to $12,929 for the year ended December 31, 2023, from $12,752 for the year ended December 31, 2022, primarily due to higher payroll costs and accounting fees in relation to the separation from our prior auditor.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs related to the Article 11 Agreement during the year ended December 31, 2023 and costs incurred for an abandoned acquisition during the year ended December 31, 2022.

Depreciation and amortization.   Depreciation and amortization expense increased to $27,634 for the year ended December 31, 2023, from $26,985 for the year ended December 31, 2022, due to additions to real estate across the portfolio, primarily at Flatbush Gardens and 141 Livingston.

Interest expense, net.   Interest expense, net, increased to $41,854 for the year ended December 31, 2023 from $40,207 for the year ended December 31, 2022, primarily due to increased interest at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022 and lower capitalized interest as a result of the completion of the 1010 Pacific development in the second quarter of 2023.

Loss on modification/extinguishment of debt.   Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss.   As a result of the foregoing, net loss increased to $13,083 for the year ended December 31, 2023, from $12,571 for the year ended December 31, 2022.

For comparison of the year ended December 31, 2022 to the year ended December 31, 2021, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $1,205.6 million of indebtedness (net of unamortized issuance costs) secured by our properties, $22.2 million of cash and cash equivalents, and $14.1 million of restricted cash. See Note 6 “Notes Payable” of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2023
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	3/6/2031	3.21%	100,000
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	61,004
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	SOFR + 2.50%	31,836
1010 Pacific Street, Brooklyn, NY	9/15/2025	5.55%	60,000
1010 Pacific Street, Brooklyn, NY	9/15/2025	6.37%	20,000
953 Dean Street, Brooklyn, NY	8/10/2026	SOFR + 4%	42,909
953 Dean Street, Brooklyn, NY	8/10/2026	SOFR + 10%	7,280
			$1,219,029

Flatbush Gardens

There is $329.0 million of mortgage debt secured by Flatbush Gardens, as of December 31, 2023, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2023, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

141 Livingston Street

There is $100.0 million in mortgage debt secured by 141 Livingston Street, as of December 31, 2023, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

Tribeca House

There is a $360.0 million loan secured by the Tribeca House properties, as of December 31, 2023, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $61.0 million in mortgage debt secured by Aspen, as of December 31, 2023, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82.0 million in mortgage debt secured by Clover House as of December 31, 2023, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

10 West 65th Street

There is $31.8 million in mortgage debt secured by 10 West 65th Street as of December 31, 2023, in the form of a mortgage note to New York Community Bank (“NYCB”), entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.875% at December 31, 2023). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

There is $80.0 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2023, in the form of two mortgage notes to Valley National Bank. There is a $60.0 million note which has an annual interest rate of 5.55% and a second note of $20.0 million with an annual interest rate of 6.37%. The total borrowing of $80.0 million has a term of twenty-four months and matures on September 15, 2025. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date.

Dean Street

On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The note’s original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note required interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60%. In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

On August 10, 2023, the “Company refinanced its $37 million mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115 million and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8 million

The Senior Loan allows maximum borrowings of $115 million for a 30-month term, has two 6-month extension options, and bear interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.35% at December 31, 2023). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $37million, a construction loan of up to $62.4 million and a project loan of up to $15.6 million. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities.

The Mezzanine Loan allows maximum borrowings of $8 million for a 30-month term, have two 6-month extension options, and bear interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.34% at December 31, 2023). Interest shall accrue of the principal, is compounded monthly and is due at the end of the loan. At closing, $4.5 million was funded to cover closing costs incurred on the construction loans.

Corporate

On August 10, 2023, the Company entered into a $5 million corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of December 31, 2023.

The Company has provided a limited guaranty for mortgage notes at several of its properties which require the Company to maintain certain minimum liquidity and net worth levels. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company believes it is not in default on any of its loan agreements.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2023:

	(in thousands)
	Principal	Interest	Total
2024	$1,993	$45,678	$47,671
2025	82,092	44,791	126,883
2026	45,099	42,029	87,128
2027	40,741	51,570	92,311
2028	416,554	45,712	462,266
Thereafter	632,550	113,654	746,204
Total	$1,219,029	$343,434	$1,562,463

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2023 the Company spent approximately $2.1 million on capital improvements required under the HRMLA.

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205,000 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our stockholders. During the years ended December 31, 2023 and 2022, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.4 million and $17.1 million, respectively.

Cash Flows for the Years ended December 31, 2023 and 2022 (in thousands)

	Year Ended December 31,
	2023	2022
Operating activities	$26,185	$20,139
Investing activities	(41,357)	(51,476)
Financing activities	20,731	9,779

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2023 and 2022, are as follows:

Net cash provided by operating activities was $26,185 for the year ended December 31, 2023, compared to $20,139 for the year ended December 31, 2022. The net increase during the 2023 period primarily reflects improved revenues discussed above, improved collection experience and lower property tax payments due to the entry into the Article 11 Agreement.

Net cash used in investing activities was $41,357 for the year ended December 31, 2023, compared to $51,476 for the year ended December 31, 2022. The decrease was primarily due to $20,372 lower capital spending at all of our operating properties, primarily at 1010 Pacific Street, partially offset by increased capital spending at the Dean Street property. Additionally, the Company purchased parcels of land at Dean Street for $8,041 during the year ended December 31, 2022. These were partially offset by a refund of a potential acquisition deposit of $2,015 during the year ended December 31, 2023.

Net cash provided by financing activities was $20,731 for the year ended December 31, 2023, compared to $9,779 for the year ended December 31, 2022. For the year ended December 31, 2023, $47,701 was provided by refinancing the 1010 Pacific Street and Dean Street property loans, net of scheduled debt amortization payments, partially offset by $9,666 of loan extinguishment and issuance costs, and $17,394 of dividends and distributions. For the year ended December 31, 2022, $27,187 was provided by net borrowings under the 1010 Pacific Street and 953 Dean Street development property loans, net of scheduled debt amortization payments, partially offset by $17,073 of dividends and distributions and $335 of loan issuance and extinguishment costs.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2023	2022
FFO
Net loss	$(15,565)	$(12,571)
Real estate depreciation and amortization	28,939	26,985
FFO	$13,374	$14,414

AFFO
FFO	$13,374	$14,414
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(18)	(35)
Straight-line rent adjustments	214	(163)
Amortization of debt origination costs	1,705	1,252
Amortization of LTIP awards	3,015	2,920
Transaction pursuit costs	357	506
Loss on modification/extinguishment of debt	3,868	—
Certain litigation-related expenses	(10)	188
Recurring capital spending	(436)	(326)
AFFO	$22,550	$19,237

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2023	2022
Adjusted EBITDA
Net loss	$(15,565)	$(12,571)
Real estate depreciation and amortization	28,939	26,985
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(18)	(35)
Straight-line rent adjustments	214	(163)
Amortization of LTIP awards	3,015	2,920
Interest expense, net	44,867	40,207
Transaction pursuit costs	357	506
Loss on modification/extinguishment of debt	3,868	—
Certain litigation-related expenses	(10)	188
Adjusted EBITDA	$66,148	$58,518

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2023	2022
NOI
Income from operations	$33,170	$27,636
Real estate depreciation and amortization	28,939	26,985
General and administrative expenses	13,169	12,752
Transaction pursuit costs	357	506
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	(18)	(35)
Straight-line rent adjustments	214	(163)
NOI	$76,312	$68,162

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

A one percent change in interest rates on our $82.0 million of variable rate debt as of December 31, 2023, would impact annual net income by approximately $0.8 million.

At December 31, 2023, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,160.4 million and $1,092.3 million as of December 31, 2023 and 2022, respectively.

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

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Our internal control over financial reporting as of December 31, 2023 has been audited by PKF O’Connor Davies, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last quarter covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2023 has been audited by PKF O’Connor Davies, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2023, we have the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan, as amended, and 2015 Director Plan, as amended.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	2,461,567	—	838,433
2015 Director Plan	932,256	—	267,744

Equity compensation plans not approved by security holders	—	—	—
Total	3,393,823	—	1,106,177

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

10.45*************

Affordable Housing Regulatory Agreement, dated June 29, 2023, between  Renaissance Equity Holdings LLC A, Renaissance Equity Holdings LLC B, Renaissance Equity Holdings LLC C, Renaissance Equity Holdings LLC D, Renaissance Equity Holdings LLC E, Renaissance Equity Holdings LLC F, Renaissance Equity Holdings LLC G, Flatbush Gardens Housing Development Fund Corporation and The City of New York.

10.46**************	Housing Repair and Maintenance Letter Agreement dated June 29, 2023

10.47**************	Acquisition Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.48**************	Building Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.49**************	Project Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.50**************	Credit Agreement, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.51**************	Mezzanine Loan Note, dated August 10, 2023, by Dean Member LLC in favor of BADF 953 Dean Street Lender LLC

10.52**************	Line of Credit Note, dated August 10, 2023, between Clipper Realty Inc. in favor of Valley National Bank

10.53********	Agreement of Lease made May 9, 2019, between 250 Livingston Owner LLC and The City of New York

21.1********	List of subsidiaries

23.1********	Consent of PKF O’Connor Davies, LLP

24.1********	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1********	Policy relating to recovery of erroneously awarded compensation. dated as of October 2, 2023.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

**********	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021, filed on August 9, 2021

***********	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 2, 2022

************	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on May 2, 2022

*************	Incorporated by reference to the Company’s Form 8-K dated June 29, 2023, filed on July 5, 2023

**************	Incorporated by reference to the Company’s Form 8-K dated August 10, 2023, filed on August 14, 2023

***************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2023, filed on August 3, 2023

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIPPER REALTY INC.

March 14, 2024	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	March 14, 2024
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	March 14, 2024
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	March 14, 2024
Sam Levinson

/s/ Howard M. Lorber	Director	March 14, 2024
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	March 14, 2024
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	March 14, 2024
Roberto A. Verrone

/s/ Richard Burger	Director	March 14, 2024
Richard Burger

/s/ Harmon Spolan	Director	March 14, 2024
Harmon Spolan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Clipper Realty Inc.

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2022.

New York, New York

March 14, 2024

PCAOB ID No. 127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Clipper Realty Inc.

Opinion on Internal Control over Financial Reporting

We have audited Clipper Realty Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity and cash flows for each of  the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

 /s/PKF O’Connor Davies, LLP

New York, New York

March 14, 2024

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31, 2023	December 31, 2022

ASSETS
Investment in real estate
Land and improvements	$571,988	$540,859
Building and improvements	726,273	656,460
Tenant improvements	3,366	3,406
Furniture, fixtures and equipment	13,278	12,878
Real estate under development	87,285	142,287
Total investment in real estate	1,402,190	1,355,890
Accumulated depreciation	(213,606)	(184,781)
Investment in real estate, net	1,188,584	1,171,109
Cash and cash equivalents	22,163	18,152
Restricted cash	14,062	12,514
Tenant and other receivables, net of allowance for doubtful accounts of $234 and $321, respectively	5,181	5,005
Deferred rent	2,359	2,573
Deferred costs and intangible assets, net	6,127	6,624
Prepaid expenses and other assets	10,854	13,654
TOTAL ASSETS	$1,249,330	$1,229,631
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $13,405 and $9,650, respectively	$1,205,624	$1,161,588
Accounts payable and accrued liabilities	20,994	17,094
Security deposits	8,765	7,940
Below-market leases, net	—	18
Other liabilities	6,712	5,812
TOTAL LIABILITIES	1,242,095	1,192,452
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	89,483	88,829
Accumulated deficit	(86,899)	(74,895)
Total stockholders’ equity	2,744	14,094
Non-controlling interests	4,491	23,085
TOTAL EQUITY	7,235	37,179
TOTAL LIABILITIES AND EQUITY	$1,249,330	$1,229,631

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
REVENUES
Residential rental income	$99,716	$90,262
Commercial rental income	38,489	39,484
TOTAL REVENUES	138,205	129,746

OPERATING EXPENSES
Property operating expenses	30,619	29,306
Real estate taxes and insurance	31,951	32,561
General and administrative	13,169	12,752
Transaction pursuit costs	357	506
Depreciation and amortization	28,939	26,985
TOTAL OPERATING EXPENSES	105,035	102,110

INCOME FROM OPERATIONS	33,170	27,636

Interest expense, net	(44,867)	(40,207)
Loss on modification/extinguishment of debt	(3,868)	—

Net loss	(15,565)	(12,571)

Net loss attributable to non-controlling interests	9,665	7,807
Net loss attributable to common stockholders	$(5,900)	$(4,764)
Basic and diluted net loss per share	$(0.45)	$(0.36)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2021	16,063,228	$160	$88,089	$(61,736)	$26,513	$43,436	$69,949

Cumulative effect adjustment	—	—	—	(2,291)	(2,291)	(3,755)	(6,046)
Amortization of LTIP grants	—	—	—	—	—	2,920	2,920
Dividends and distributions	—	—	—	(6,104)	(6,104)	(10,969)	(17,073)
Net loss	—	—	—	(4,764)	(4,764)	(7,807)	(12,571)
Reallocation of non-controlling interests	—	—	740	—	740	(740)	—
Balance December 31, 2022	16,063,228	160	88,829	$(74,895)	$14,094	$23,085	$37,179

Amortization of LTIP grants	—	—	—	—	—	3,015	3,015
Dividends and distributions	—	—	—	(6,104)	(6,104)	(11,290)	(17,394)
Net loss	—	—	—	(5,900)	(5,900)	(9,665)	(15,565)
Reallocation of non-controlling interests	—	—	654	—	654	(654)	—
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,565)	$(12,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,825	26,779
Amortization of deferred financing costs	1,705	1,252
Amortization of deferred costs and intangible assets	595	687
Amortization of above- and below-market leases	(18)	(35)
Loss on modification/extinguishment of debt	3,868	—
Deferred rent	214	(163)
Stock-based compensation	3,015	2,920
Bad debt expense (recovery)	(87)	(236)
Changes in operating assets and liabilities:
Tenant and other receivables	(86)	(310)
Prepaid expenses, other assets and deferred costs	2,701	(214)
Accounts payable and accrued liabilities	(707)	1,222
Security deposits	825	830
Other liabilities	900	(22)
Net cash provided by operating activities	26,185	20,139

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(41,357)	(45,450)
Acquisition deposit	—	2,015
Cash paid in connection with acquisition of real estate	—	(8,041)
Net cash used in investing activities	(41,357)	(51,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(84,728)	(2,191)
Proceeds from mortgage notes	132,519	29,378
Dividends and distributions	(17,394)	(17,073)
Loan issuance and extinguishment costs	(9,666)	(335)
Net cash provided by financing activities	20,731	9,779

Net (decrease) increase in cash and cash equivalents and restricted cash	5,559	(21,558)
Cash and cash equivalents and restricted cash – beginning of year	30,666	52,224
Cash and cash equivalents and restricted cash – end of year	36,225	$30,666

Cash and cash equivalents and restricted cash – beginning of year:
Cash and cash equivalents	$18,152	$34,524
Restricted cash	12,514	17,700
Total cash and cash equivalents and restricted cash – beginning of year	$30,666	$52,224

Cash and cash equivalents and restricted cash – end of year:
Cash and cash equivalents	$22,163	$18,152
Restricted cash	14,062	12,514
Total cash and cash equivalents and restricted cash – end of year	$36,225	$30,666

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $5,508 and $2,069 in 2023 and 2022, respectively	$45,323	$38,989
Non-cash interest capitalized to real estate under development	339	2,331
Additions to investment in real estate included in accounts payable and accrued liabilities	9,484	4,882

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

On November 8, 2019, the Company completed the acquisition of 1010 Pacific Street located in the Prospect Heights neighborhood of Brooklyn, New York; the Company redeveloped the property into a 175-unit residential building.

During the period December 2021 through February 2022, the Company purchased the Dean Street property which consists of multiple parcels of land in the Prospect Heights neighborhood of Brooklyn, New York; the Company plans to redevelop the property as a 240-unit residential building with two ground floor retail units.

As of December 31, 2023, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the year ended December 31, 2022, the Company incurred $0.1 million of such expenses, which was recorded as part of general and administrative in the Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

On June 29, 2023 the Company’s Flatbush Gardens property entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department of Housing Preservation and Development (“Article 11Agreement”). For the full term of the agreement, Flatbush Gardens received a full exemption from property taxes, committed to maintain rents with existing area median income groups, received eligibility for incremental rental assistance payments under Section 610 of the Private Housing Financing Law for tenants receiving government rental assistance, committed to lease 249 units to formerly homeless families and provide certain services as units become vacant, and committed to pay prevailing wage rates to employees of the property as defined under New York City regulations. The property also committed to a 3-year capital improvements plan. As part of the agreement, a new not-for-profit Corporation, Flatbush Gardens Housing Development Fund Corporation (“HDFC”), became the nominal owner of the Flatbush Gardens properties. This has no effect on the beneficial operations and finances of the properties but provides HDFC with certain consent rights for transfers and financings of the properties. (See Note 8 Commitments and Contingencies).

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

At December 31, 2023, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At December 31, 2023, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2023 and 2022, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts, effective the first quarter of 2022, the Company has adopted ASC 842, “Leases” which replaces the guidance under ASC840. ASC842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, beginning the first quarter of 2022, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC450.

In the year ended December 31, 2023 the Company has charged revenue in the amount of $4.5 million, for residential receivables not deemed probable of collection and recognized revenue of $1.4 million, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

In the year ended December 31, 2022, the Company has charged revenue in the amount of $6.2 million, for residential receivables not deemed probable of collection and recognized revenue of $3.0 million for a reassessment of collectability of residential receivables previously not deemed probable of collection. Additionally, during the year ended December 31, 2022 the Company recognized a net $1.1 million for a reassessment of collectability of one commercial tenant at Tribeca House that was determined to be probable of collection.

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

Reimbursements for operating expenses due from tenants pursuant to their lease agreements are recognized as revenue in the period the applicable expenses are incurred. These costs generally include real estate taxes, utilities, insurance, common area maintenance costs and other recoverable costs totaled $7,001 and $6,652 for the years ended December 31, 2023 and December 31, 2022 and are recorded as part of commercial rental income in the consolidated statements of operations.

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

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2023 and 2022.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2021	811,018	$7.82
Granted	1,245,731	$9.21
Vested	(153,476)	$11.38
Forfeited	—	—
Unvested at December 31, 2022	1,903,273	$8.44
Granted	444,003	$5.62
Vested	(574,382)	$6.63
Forfeited	—	—
Unvested at December 31, 2023	1,772,894	$8.32

As of December 31, 2023 and 2022, there was $9.7 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2023, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years. For the years ended December 31, 2023 and 2022 the Company incurred $3,015 and $2,920 in LTIP amortization respectively.

In the year-ended December 31, 2023 the Company granted employees and non-employee directors 286,272 and 157,731 LTIP units, respectively, with a combined weighted-average grant date fair value of $5.62 per unit. In the year ended December 31, 2022 the Company granted employees and non-employee directors 931,847 and 313,884 LTIP units, respectively, with a combined weighted-average grant date fair value of $9.21 per unit.

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

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2023	2022

Ordinary income	10%	75%
Capital gain	—	—
Return of capital	90%	25%
Total	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2023 and 2022, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2023, or 2022.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2023	2022
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(5,900)	$(4,764)
Less: income attributable to participating securities	(1,289)	(968)
Subtotal	(7,189)	(5,732)
Denominator
Weighted-average common shares outstanding	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.36)

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

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 prospectively, as and when we enter transactions to which this guidance applies.

On August 23, 2023, the FASB issued ASU 2023-05 that will require a joint venture, upon formation, to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture will recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The new accounting standard is intended to reduce diversity in practice. This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. We currently have no material joint ventures and as such do not expect it to have a material impact on our consolidated financial statements. This accounting standard will become effective for joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We expect to adopt this ASU on January 1, 2025.

On November 27, 2023, the FASB issued ASU 2023-07 to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Compliance with these and certain other disclosure requirements will be required for our annual report on Form 10-K for the year 2024, and for subsequent quarterly and annual reports, with early adoption permitted. The Company is currently evaluating the impact of this standard on our current disclosures.

3. Acquisitions

On February 14, 2022 and April 14, 2022 and the Company acquired additional parcels of land for the Dean Street acquisition, for $8,041, including acquisition costs of $391.

4. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2023	December 31, 2022

Deferred costs	$348	$348
Lease origination costs	1,474	1,376
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,392	11,294
Less accumulated amortization	(5,265)	(4,670)
Total deferred costs and intangible assets, net	$6,127	$6,624

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $114 and $206 for the years ended December 31, 2023 and 2022, respectively. Amortization of real estate tax abatements of $481 and $481 for the years ended December 31, 2023 and 2022, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of December 31, 2023, amortize in future years as follows:

2024	$587
2025	569
2026	546
2027	534
2028	493
Thereafter	3,398
Total	$6,127

5. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2023	December 31, 2022

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	61,004	62,554
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	31,836	32,222
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	—	43,477
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	5.55%	60,000	—
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	6.37%	20,000	—
Dean Street, Brooklyn, NY (i)	9/22/2023	Prime + 1.60%	—	36,985
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 4%	42,909	—
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 10%	7,280	—
Total debt			$1,219,029	$1,171,238
Unamortized debt issuance costs			(13,405)	(9,650)
Total debt, net of unamortized debt issuance costs			$1,205,624	$1,161,588

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

(c) The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

(d) The $360,000 loan with Deutsche Bank, entered into on February 21, 2018, matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

(e) The $61,000 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the note prior to the maturity date, subject to a prepayment premium.

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

(g) The $31,800 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.875% at December 31, 2023). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

In conjunction with the refinancing the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, writing off of unamortized deferred financed costs of previous loan and other fees. These costs are included in the consolidated statement of operations for the twelve-month period ended December 31, 2023.

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A related to the Dean Street acquisition. The notes original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note required interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60%. In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

On August 10, 2023, the Company refinanced its $37 million mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115 million and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8 million.

The Senior Loan will allow maximum borrowings of $115 million for a 30-month term, has two 6-month extension options, and bear interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.35% at December 31, 2023). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $37 million, a construction loan of up to $62.4 million and a project loan of up to $15.6 million. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. Subsequent to closing the Company drew a further $2.6 million from the construction loan and $3.3 million from the project loan.

The Mezzanine Loan will allow maximum borrowings of $8 million for a 30-month term, have two 6-month extension options, and bear interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.34% at December 31, 2023). Interest shall accrue of the principal, is compounded monthly and is due at the end of the loan. At closing, $4.5 million was funded to cover closing costs incurred on the construction loans. Subsequent to closing a further $2.6 million was drawn for ongoing construction costs. During the year ended December 31, 2023 the Company incurred $161 thousand in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023 the Company entered into a $5 million corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of December 31, 2023.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2023:

2024	$1,993
2025	82,092
2026	45,099
2027	40,741
2028	416,554
Thereafter	632,550
Total	$1,219,029

.

6. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2023, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2024	$30,457
2025	24,822
2026	4,548
2027	3,915
2028	2,819
Thereafter	16,496
Total	$83,057

The Company has commercial leases with the City of New York that comprised approximately 23% and 24% of total revenues for the years ended December 31, 2023 and 2022, respectively.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2023	December 31, 2022

Carrying amount (excluding unamortized debt issuance costs)	$1,219,029	$1,171,238
Estimated fair value	$1,160,393	$1,092,345

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2023 and 2022, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

8. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $0.4 million. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. At this time the Company is awaiting the execution and return of all the lease renewals.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a JHO to determine the outstanding issues. A hearing before the JHO was held in September 2023 and at this time all parties are engaged in settlement discussions.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021. The parties are currently attempting to settle this matter before the same JHO as in the hearings for the Kuzmich and Crowe matters.

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3million to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $0.4 million related to the Crowe case during the nine month period ended September 30, 2023.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows..

The Office of the Attorney General of the State of New York (“OAG”)commenced an investigation concerning the conduct of screening of tenant applicants in the building portfolio in which Clipper Equity and its principals have a management and/or ownership interest. Clipper Equity cooperated with the investigation and, in April 2022,entered into an Assurance of Discontinuance with the OAG to resolve the investigation on behalf of itself and its affiliates, the terms of which have no impact to the Company’s financial position or results of operations.

The New York City Department of Citywide Administrative Services is currently engaged in an audit of the Company’s operating expense escalation charges for the period of June 2014 to December 2018. Based on the preliminary results of the audit the Company believes it has adequate reserves to cover any adverse conclusions.

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2023 the Company spent approximately $2.1 million on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2023	28%	72%	100%
Year ended December 31, 2022	30%	70%	100%

9. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $264 and $256 for the years ended December 31, 2023 and 2022, respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $97 and $8 for the years ended December 31, 2023 and 2022, respectively.

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

The Company’s income from operations by segment for the years ended December 31, 2023 and 2022, is as follows:

Year ended December 31, 2023	Commercial	Residential	Total
Rental income	$38,489	$99,716	$138,205
Total revenues	38,489	99,716	138,205
Property operating expenses	4,432	26,187	30,619
Real estate taxes and insurance	9,605	22,346	31,951
General and administrative	2,364	10,805	13,169
Transaction pursuit costs	—	357	357
Depreciation and amortization	5,824	23,115	28,939
Total operating expenses	22,225	82,810	105,035
Income from operations	$16,264	$16,906	$33,170

Year ended December 31, 2022	Commercial	Residential	Total
Rental income	$39,484	$90,262	$129,746
Total revenues	39,484	90,262	129,746
Property operating expenses	4,566	24,740	29,306
Real estate taxes and insurance	8,514	24,047	32,561
General and administrative	2,371	10,381	12,752
Transaction pursuit costs	81	425	506
Depreciation and amortization	5,501	21,484	26,985
Total operating expenses	21,033	81,077	102,110
Income from operations	$18,451	$9,185	$27,636

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2023	$313,666	$935,664	$1,249,330
December 31, 2022	312,404	$917,227	$1,229,631

The Company’s interest expense by segment for the years ended December 31, 2023 and 2022, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2023	$10,135	$34,732	$44,867
Year ended December 31, 2022	10,043	$30,164	$40,207

The Company’s capital expenditures by segment for the years ended December 31, 2023 and 2022, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2023	$3,980	$42,318	$46,298
Year ended December 31, 2022	3,979	$48,158	$52,137

11. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 94 International Union of Operating Engineers (“Local 94”) contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union (“Local 32BJ”) apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract was in effect through December 31, 2023 and this contract is still under negotiation.

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

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2023 and 2022*	Yellow
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None
Pension contribution made for 2023 and 2022, respectively	$432 and $383
Minimum weekly required pension contribution per employee for 2023 and 2022, respectively (in dollars)	$126.91 and $120.95

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2023 and 2022*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A
Pension contribution made for 2023 and 2022, respectively	$43 and $40
Minimum weekly required pension contribution per employee for 2023 and 2022, respectively (in dollars)	$204.85 and $186.81

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended June 30, 2023 and for Local 94 is for the year ended January 31, 2023. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

12. Subsequent Events

Subsequent to December 31, 2023 The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services (“NYC”), notified the Company of its intention to terminate its lease for 342,496 square feet of office space at 250 Livingston effective August 23, 2025. Pursuant to the terms of the 250 Livingston loan agreement, the Company expects to establish a cash management account for the benefit of its lender, into which the Company will be obligated to deposit all revenue generated by 250 Livingston.

Subsequent to December 31, 2023 the Board of Directors declared a fourth quarter dividend of $0.095 per share, to stockholders of record on March 27, 2024, payable April 4, 2024

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2023			Initial Costs					Gross Amounts at Which Carried at December 31, 2023
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential	$360,000	$273,103	$283,137	$—	$31,625	$273,103	$314,762	—	$587,865	$81,819	Dec-14
Aspen	Manhattan, NY	Residential	61,004	49,230	43,080	—	2,895	49,230	45,976	—	95,206	9,060	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	75,255	90,051	124,776	—	214,827	70,279	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,552	43,516	102,653	—	146,169	10,100	May-17
10 West 65th St.	Manhattan, NY	Residential	31,836	63,677	15,337	—	6,493	63,677	21,830	—	85,507	6,182	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	80,000	31,129	658	—	61,158	31,129	61,816	—	92,945	1,304	Nov-19
Dean Street	Brooklyn, NY	Residential	50,189	—	—	40,548	46,143	—	—	86,691	86,691	—	Dec-21
250 Livingston St.	Brooklyn, NY	Commercial	125,000	10,452	20,204	—	24,193	10,452	44,397	—	54,849	21,906	May-02
141 Livingston St.	Brooklyn, NY	Commercial	100,000	10,830	12,079	—	15,222	10,830	27,301	—	38,131	12,956	May-02
			$1,219,029	$571,902	$468,202	$40,548	$321,536	$571,988	$743,511	$86,691	$1,402,190	$213,606

(1)         At December 31, 2023, the aggregate cost for Federal tax purposes of our real estate assets was $942,135.

(2)         The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2023 and 2022:

	2023	2022
Investment in real estate:
Balance at beginning of period	$1,355,890	$1,303,752
Acquisition of real estate	—	8,041
Additions during period	46,300	44,097
Write-off of assets	—	—
Balance at end of period	$1,402,190	$1,355,890

Accumulated depreciation:

Balance at beginning of period	$184,781	$158,002
Depreciation expense	28,825	26,779
Write-off of assets	—	—
Balance at end of period	$213,606	$184,781