Form 10-Q
period 2024-03-31
Clipper Realty Inc.
filed 2024-05-07
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 16,077,290 shares of the Registrant’s Common Stock outstanding.

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

●	economic or regulatory developments in New York City;

●	our dependency on certain agencies of the City of New York, as a single government tenant in our office buildings, could cause an adverse effect on us, including our results of operations and cash flow, when these agencies opt to early terminate or opt not to renew their leases, as applicable.

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	our ability to control operating costs to the degree anticipated;

●	the risk of damage to our properties, including from severe weather, natural disasters, climate change, and terrorist attacks;

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$571,988	$571,988
Building and improvements	729,027	726,273
Tenant improvements	3,366	3,366
Furniture, fixtures and equipment	13,515	13,278
Real estate under development	105,231	87,285
Total investment in real estate	1,423,127	1,402,190
Accumulated depreciation	(220,958)	(213,606)
Investment in real estate, net	1,202,169	1,188,584
Cash and cash equivalents	21,882	22,163
Restricted cash	18,315	14,062
Tenant and other receivables, net of allowance for doubtful accounts of $235 and $234, respectively	4,836	5,181
Deferred rent	2,311	2,359
Deferred costs and intangible assets, net	6,049	6,127
Prepaid expenses and other assets	8,381	10,854
TOTAL ASSETS	$1,263,943	$1,249,330
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized loan costs of $12,308 and $13,405, respectively	$1,226,688	$1,205,624
Accounts payable and accrued liabilities	15,579	20,994
Security deposits	8,894	8,765
Other liabilities	12,048	6,712
TOTAL LIABILITIES	1,263,209	1,242,095
Equity:
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,063,228 and 16,063,228 shares issued and outstanding, respectively	160	160
Additional paid-in-capital	89,555	89,483
Accumulated deficit	(89,436)	(86,899)
Total stockholders’ equity	279	2,744
Non-controlling interests	455	4,491
TOTAL EQUITY	734	7,235
TOTAL LIABILITIES AND EQUITY	$1,263,943	$1,249,330

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Residential rental income	$26,106	$23,940
Commercial rental income	9,654	9,727
TOTAL REVENUES	35,760	33,667

OPERATING EXPENSES
Property operating expenses	8,622	8,099
Real estate taxes and insurance	7,136	8,536
General and administrative	3,551	3,293
Depreciation and amortization	7,379	6,825
TOTAL OPERATING EXPENSES	26,688	26,753

INCOME FROM OPERATIONS	9,072	6,914

Interest expense, net	(11,738)	(10,135)
Loss on extinguishment of debt	—	(3,868)

Net loss	(2,666)	(7,089)

Net loss attributable to non-controlling interests	1,655	4,402
Net loss attributable to common stockholders	$(1,011)	$(2,687)

Basic and diluted net loss per share	$(0.09)	$(0.19)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—
Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,666)	$(7,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,352	6,799
Amortization of deferred financing costs	530	313
Amortization of deferred costs and intangible assets	147	146
Amortization of above- and below-market leases	—	(9)
Loss on extinguishment of debt	—	3,868
Deferred rent	48	435
Stock-based compensation	561	648
Bad debt (recovery) expense	1	(121)
Changes in operating assets and liabilities:
Tenant and other receivables	344	358
Prepaid expenses, other assets and deferred costs	2,403	2,941
Accounts payable and accrued liabilities	(3,540)	(1,801)
Security deposits	130	290
Other liabilities	942	643
Net cash provided by operating activities	6,252	7,421

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(22,247)	(12,494)
Net cash used in investing activities	(22,247)	(12,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(493)	(46,301)
Proceeds from mortgage notes	20,460	62,330
Loan issuance and extinguishment costs	—	(3,798)
Net cash provided by financing activities	19,967	12,231

Net increase (decrease) in cash and cash equivalents and restricted cash	3,972	7,158
Cash and cash equivalents and restricted cash - beginning of period	36,225	30,666
Cash and cash equivalents and restricted cash - end of period	$40,197	$37,824

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$22,163	$18,152
Restricted cash	14,062	12,514
Total cash and cash equivalents and restricted cash – beginning of period	$36,225	$30,666

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$21,882	$18,801
Restricted cash	18,315	19,023
Total cash and cash equivalents and restricted cash – end of period	$40,197	$37,824

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $1,859 and $2,382 in 2024 and 2023, respectively	$11,855	$9,863
Non-cash interest capitalized to real estate under development	566	27
Additions to investment in real estate included in accounts payable and accrued liabilities	7,609	3,527
Dividend declared, paid April 4, 2024 and April 5, 2023, respectively	4,396	4,348

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. and subsidiaries (the “Company” or “we”)  have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. Note that any references to square footage and unit count are outside the scope of our Independent registered public accounting firm’s review.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of March 31, 2024, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

•

the Dean Street property in Brooklyn, which the Company plans to redevelop as a 9 -story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA.

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through Clipper Realty L.P., the Company’s operating partnership subsidiary (the “Operating Partnership”). The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the limited liability companies (the “LLCs”) that comprised the predecessor of the Company (the “Predecessor”).

At March 31, 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At March 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of March 31, 2024.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. In accordance with Accounting Standards Codification (“ASC”) 842 “Leases,” the Company performed a detailed review of amounts due from tenants to determine if accounts receivable balances and future lease payments were probable of collection, wrote off receivables not probable of collection and recorded a general reserve against revenues for receivables probable of collection for which a loss can be reasonably estimated. If management determines that the tenant receivable is not probable of collection it is written off against revenues. In addition, the Company records a general reserve under ASC 450.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2024 and 2023, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts the Company records lease income under ASC 842, “Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450.

For the three months ended March 31, 2024 and 2023, the Company has charged revenue in the amount of $787 and $1,566, respectively, for residential receivables not deemed probably of collection and recognized revenue of $115 and $717, respectively, for a reassessment of collectability of residential receivables previously not deemed probably of collection.

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

As of March 31, 2024, and December 31, 2023, there were 3,893,678 and 3,391,904 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.28 and $8.79 per unit, respectively. As of March 31, 2024, and December 31, 2023, there was $11.6 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2024, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years.

In March 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2024 and December 31, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2024 and 2023, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2024 or 2023.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator
Net loss attributable to common stockholders	$(1,011)	$(2,687)
Less: income attributable to participating securities	(370)	(322)
Subtotal	$(1,381)	$(3,009)
Denominator
Weighted-average common shares outstanding	16,063	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.19)

Recently Issued Pronouncements

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,543	1,474
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,461	11,392
Less accumulated amortization	(5,412)	(5,265)
Total deferred costs and intangible assets, net	$6,049	$6,127

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $26 and $26 for the three months ended March 31, 2024 and 2023, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended March 31, 2024 and 2023, respectively is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2024, amortize in future years as follows:

2024 (Remainder)	$440
2025	569
2026	546
2027	534
2028	520
Thereafter	3,440
Total	$6,049

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2024	December 31, 2023

Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	60,606	61,004
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	31,741	31,836
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	6.37%	20,000	20,000
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 4%	62,026	42,909
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 10%	8,623	7,280
Total debt			$1,238,996	$1,219,029
Unamortized debt issuance costs			(12,308)	(13,405)
Total debt, net of unamortized debt issuance costs			$1,226,688	$1,205,624

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

In connection with the termination of the City of New York 342,496 square foot lease, pursuant to the terms of the Loan Agreement, the Company expects to establish a cash management account for the benefit of the lender into which the Company will be obligated to deposit all revenue generated by the building. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to the Company once the tenant cure conditions are satisfied under the loan agreement.

(c), The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

In accordance with the terms of the mortgage note, if the City of New York does not notify the Company prior to June 27, 2024, of a renewal term of no less than five years, the Company will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over 18 months or deliver to the lender a letter of credit in the amount of $10,000.

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

(g) The $31,700 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.875% at March 31, 2024). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

On February 9, 2023, the Company refinanced this construction loan with a mortgage loan with Valley National Bank which provided for maximum borrowings of $80,000. The loan provided initial funding of $60,000 and a further $20,000 subject to achievement of certain financial targets. The loan has a term of five years and an initial annual interest rate of 5.7% subject to reduction by up to 25 basis points upon achievement of certain financial targets (during the quarter ended June 30, 2023, the Company achieved the applicable financial target, and the interest rate was reduced to 5.55%). The interest rate on subsequent fundings will be fixed at the time of any funding. The loan requires interest-only payments for the first two years and principal and interest thereafter based on a 30-year amortization schedule. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date. Prior to the second anniversary of the date of the note prepayment is subject to certain prepayment premiums, as defined. After the second anniversary of the date of the note the prepayment is not subject to a prepayment premium.

On September 15, 2023, the Company borrowed an additional $20,000 from Valley National Bank. The additional borrowing has a term of twenty-four months and an annual interest rate of 6.37%. The loan is interest only subject to the maintenance of certain financial targets after the first 16 months of the term. In conjunction with the additional borrowing, the Company and the bank agreed to amend the expiration date of the initial $60,000 to expire at the same time as the additional borrowing. No change was made to the interest rate on the initial borrowing.

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

On August 10, 2023, the Company refinanced its $37,000 mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115,000 and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8,000.

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.33% at March 31, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of March 31,2024, the Company has drawn $19,574 from the construction loan and $5,467 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.33% at March 31, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of March 31,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the three months ended March 31, 2024, the Company incurred $461 in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023 the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of March 31, 2024.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2024:

2024 (Remainder)	$1,500
2025	82,092
2026	72,839
2027	33,461
2028	416,554
Thereafter	632,550
Total	$1,238,996

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2024, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2024 (Remainder)	$23,041
2025	25,119
2026	4,854
2027	4,230
2028	3,143
Thereafter	20,449
Total	$80,836

The Company has commercial leases with the City of New York that comprised approximately 22% and 24% of total revenues for the three months ended March 31, 2024 and 2023, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $15,400 per annum.

6. Fair Value of Financial Instruments

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,238,996	$1,219,029
Estimated fair value	$1,167,092	$1,160,393

7. Commitments and Contingencies

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

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance. Through March 31, 2024 the Company spent approximately $2.9 million on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2024	27%	73%	100%
Three months ended March 31, 2023	29%	71%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $47 and $64 for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(15) and $22 for the three months ended March 31, 2024 and 2023, respectively.

9. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property, and portions of the 250 Livingston Street, Tribeca House Aspen properties and the Dean street development.

The Company’s income from operations by segment for the three months ended March 31, 2024 and 2023, is as follows (unaudited):

Three months ended March 31, 2024	Commercial	Residential	Total
Rental income	$9,654	$26,106	$35,760
Total revenues	$9,654	$26,106	$35,760
Property operating expenses	1,250	7,372	8,622
Real estate taxes and insurance	2,516	4,620	7,136
General and administrative	644	2,907	3,551
Depreciation and amortization	1,496	5,883	7,379
Total operating expenses	5,906	20,782	26,688
Income from operations	$3,748	$5,324	$9,072

Three months ended March 31, 2023	Commercial	Residential	Total
Rental income	$9,727	$23,940	$33,667
Total revenues	9,727	$23,940	$33,667
Property operating expenses	1,215	6,884	8,099
Real estate taxes and insurance	2,249	6,287	8,536
General and administrative	571	2,722	3,293
Depreciation and amortization	1,442	5,383	6,825
Total operating expenses	5,477	21,276	26,753
Income from operations	$4,250	$2,664	$6,914

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2024 (unaudited)	$315,448	$948,495	$1,263,943
December 31, 2023	313,666	935,664	1,249,330

The Company’s interest expense by segment for the three months ended March 31, 2024 and 2023, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2024	$2,522	$9,216	$11,738
2023	$2,460	$7,675	$10,135

The Company’s capital expenditures, including acquisitions, by segment for the three months ended March 31, 2024 and 2023, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2024	$1,219	$19,719	$20,938
2023	$1,677	$9,489	$11,166

10. Subsequent Events

Subsequent to March 31, 2024 the Board of Directors of the Company declared a first quarter dividend of $0.095 per share, to stockholders of record on May 21, 2024, payable May 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in Part I-Item 1 of this Form 10-Q, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q

Overview of Our Company

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

As of March 31, 2024, the Company owns:

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

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. See Note 9, “Segment Reporting” to our condensed consolidated financial statements included in this Form 10-Q.

Trends

As of February 23, 2024, the City of New York informed the Company of its intention to terminate the lease at 250 Livingston effective August 23, 2025. Additionally, as we move forward with the approaching expiration of the 141 Livingston lease in December 2025, the Company is at risk of not replacing that tenant or not being able to replace it at comparable rent.  See “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Results of Operations

Our focus throughout 2023 and year-to-date 2024 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the company owned and operated for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2024 and 2023 (in thousands except rent per square foot and occupancy)

	2024	Less: 1010 Pacific	2024 Excluding 1010 Pacific	2023	Increase (decrease)%
Revenues
Residential rental income	$26,106	$1,684	$24,422	$23,940	$482	2.0%
Commercial rental income	9,654	12	9,642	9,727	(85)	(0.9)%
Total revenues	35,760	1,696	34,064	33,667	397	1.2%
Operating Expenses
Property operating expenses	8,622	242	8,380	8,099	281	3.5%
Real estate taxes and insurance	7,136	(186)	7,322	8,536	(1,214)	(14.2)%
General and administrative	3,551	102	3,449	3,293	156	4.7%
Depreciation and amortization	7,379	354	7,025	6,825	200	2.9%
Total operating expenses	26,688	512	26,176	26,753	(577)	(2.2)%
Income from operations	9,072	1,184	7,888	6,914	974	14.1%
Interest expense, net	(11,738)	(1,266)	(10,472)	(10,135)	(337)	(3.3)%
Loss on extinguishment of debt	—	—	—	(3,868)	3,868	100.0%
Net loss	$(2,666)	$(82)	$(2,584)	$(7,089)	$4,505	63.5%

Revenue. Residential rental income increased to $24,422 for the three months ended March 31, 2024, from $23,940 for the three months ended March 31, 2023, primarily due to increases in rental rates at all properties of $285 and a decrease in reserves and writeoffs of receivables recorded in accordance with ASC 842 of $197. For example, base rent per square foot increased at the Tribeca House property to $77.89 at March 31, 2024, from $74.59 at March 31, 2023 and at Clover House property to $82.66 at March 31, 2024, from $75.40 at March 31, 2023.

Commercial rental income decreased to $9,642 for the three months ended March 31, 2024, from $9,727 for the three months ended March 31, 2023 primarily due to small vacancies at Tribeca House and Aspen.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $8,380 for the three months ended March 31, 2024, from $8,099 for the three months ended March 31, 2023, primarily due to increased costs for repairs and maintenance and payroll, partially offset by a decrease in utilities.

Real estate taxes and insurance. Real estate taxes and insurance expenses decreased to $7,322 for the three months ended March 31, 2024, from $8,536 for the three months ended March 31, 2023, primarily due to the real estate tax exemption at Flatbush Gardens that began July 1, 2023, partially offset by increased real estate taxes at the remainder of the portfolio.

General and administrative. General and administrative expenses increased to $3,449 for the three months ended March 31, 2024, from $3,293 for the three months ended March 31, 2023 primarily due to higher payroll expenses, partially offset by lower accounting fees in the period ended March 31, 2024 as opposed to higher fees that were incurred in the period ended March 31, 2023 in relation to the separation from our prior auditor.

Depreciation and amortization. Depreciation and amortization expense increased to $7,025 for the three months ended March 31, 2024, from $6,825 for the three months ended March 31, 2023, due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, increased to $10,472 for the three months ended March 31, 2024, from $10,135 for the three months ended March 31, 2023 primarily due to lower capitalized interest due to the company no longer developing 1010 Pacific..

Loss on extinguishment of debt.

Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific in 2023. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss

As a result of the foregoing, net loss decreased to $2,584 for the three months ended March 31, 2024, from $7,089 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $1,227 million of indebtedness, net of unamortized issuance costs, secured by our properties, $21.9 million of cash and cash equivalents, and $18.3 million of restricted cash. See Note 4, “Notes Payable” to our condensed consolidated financial statements for a discussion of the Company’s property-level debt.

Our short-term liquidity needs will primarily be to fund operating expenses, capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. As a REIT, we are required to distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gains, to stockholders on an annual basis.

In connection with the notice of termination of the City of New York lease at our 250 Livingston Street property and pursuant to the terms of the loan agreement described in Note 4, our available cash will be impacted by the establishment of a cash management account for the benefit of the Lender, into which the Company will be obligated to deposit all revenue generated by the property.

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovations and upgrading projects, leasehold improvements at the 250 Livingston property upon identification of a new tenant following move-out of the existing City of New York tenant, debt payments and debt payments at maturity and funding a $10 million escrow related to the 141 Livingston Street property if we are not able to extend or replace the lease with City of New York for a minimum of a five year term prior to June 27, 2024, as described in Note 4.

We generally expect to meet our short-term and long-term liquidity requirements by using by cash on hand, as well as cash provided by operations, sales of certain properties, long-term secured or unsecured debt offerings and/or funds from public or private equity offerings. However, we cannot provide assurance that this will be the case. Our ability to secure additional debt will depend on a number of factors, including our cash flow from operations, our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

We believe that our current cash flows from operations and cash on hand coupled with sales of certain properties, long-term secured or unsecured debt offerings and/or funds from public or private equity offerings, will be sufficient to allow us to continue operations, satisfy our contractual obligations and make distributions to our stockholders and the members of our LLC subsidiaries for at least the next twelve months. However, no assurance can be given that we will be able to refinance any of our outstanding indebtedness in the future on favorable terms or at all.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On March 14, 2024 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.4 million paid on April 4, 2024. During the three months ended March 31, 2024 and 2023, we did not pay dividends and distributions on our common shares, Class B LLC units and LTIP units.

Cash Flows for the Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities	$6.252	$7.421
Investing activities	(22,247)	(12,494)
Financing activities	19,967	12,231

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2024 and 2023, were as follows:

Net cash flow provided by operating activities was $6,252 for the three months ended March 31, 2024, compared to $7,421 for the three months ended March 31, 2023. The net decrease during the 2024 period primarily reflects an increase in payments on outstanding payables and accruals at December 31, 2023.

Net cash used in investing activities was $22,247 for the three months ended March 31, 2024, compared to $12,494 for the three months ended March 31, 2023. The increase was primarily due to higher capital spending at Flatbush Gardens, $2,233, and at the Dean Street development, $10,319, partially offset by decreased spending at 1010 Pacific Street, $5,581.

Net cash provided by financing activities was $19,967 for the three months ended March 31, 2024, compared to $12,231 for the three months ended March 31, 2023. Cash was provided in the three months ended March 31, 2024, by $20,460 of borrowings related to the Dean Street property partially offset by loan amortization payments of $493. Cash was provided in the three months ended March 31, 2023, by refinancing of the 1010 Pacific Street property, for net proceeds of $16,523 partially offset by the loan extinguishment costs and amortization payments.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
FFO
Net loss	$(2,666)	$(7,089)
Real estate depreciation and amortization	7,379	6,825
FFO	$4,713	$(264)

AFFO
FFO	$4,713	$(264)
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	—	(9)
Straight-line rent adjustments	48	(5)
Amortization of debt origination costs	530	313
Amortization of LTIP awards	561	648
Loss on extinguishment / modification of debt	—	3,868
Recurring capital spending	(73)	(195)
AFFO	$5,899	$4,476

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA
Net loss	$(2,666)	$(7,089)
Real estate depreciation and amortization	7,379	6,825
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	—	(9)
Straight-line rent adjustments	48	(5)
Amortization of LTIP awards	561	648
Interest expense, net	11,738	10,135
Loss on modification/extinguishment of debt	—	3,868
Adjusted EBITDA	$17,180	$14,493

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
NOI
Income from operations	$9,072	$6,914
Real estate depreciation and amortization	7,379	6,825
General and administrative expenses	3,551	3,293
Amortization of real estate tax intangible	120	120
Amortization of above- and below-market leases	—	(9)
Straight-line rent adjustments	48	(5)
NOI	$20,170	$17,138

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

A one percent change in interest rates on our $102.4 million of variable rate debt as of March 31, 2024, would impact annual net loss by approximately $1.0 million.

At March 31, 2024, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,167.1 million and $1,160.4 million as of March 31, 2024 and December 31, 2023, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7, “Commitments and Contingencies” to our condensed consolidated financial statements for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of March 31, 2024, and there have been no material changes to those risk factors for the three months ended March 31, 2024 except for the following update:

We depend on certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause an adverse effect on us, including our financial condition, results of operations and cash flow when these agencies opt to early terminate or opt not to renew their leases.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of March 31, 2024, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 22% of our total revenues for the three months ended March 31, 2024.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services (“NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15.4 million per annum. The Company may be unable to replace NYC as a tenant or unable to replace them with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston lease, pursuant to the terms of the loan agreement related to $125 million building mortgage, we expect to establish a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

If NYC were to decide not to renew the 141 Livingston Street lease which expires December 27, 2025, we would be at risk of not being able to replace the NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.  Additionally, if we are not able to extend or replace the NYC lease at our 141 Livingston property for a minimum of a five year term prior to June 27, 2024, we will be required to fund an escrow account in the amount of $10 million, payable over 18 months for the benefit of the lender, which may also have an adverse effect on our financial condition, results of operations and cash flow.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

CLIPPER REALTY INC.

May 7, 2024	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer