Form 10-Q
period 2024-06-30
Clipper Realty Inc.
filed 2024-08-01
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, there were 16,077,290 shares of the Registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$571,988	$571,988
Building and improvements	732,917	726,273
Tenant improvements	3,366	3,366
Furniture, fixtures and equipment	13,616	13,278
Real estate under development	124,071	87,285
Total investment in real estate	1,445,958	1,402,190
Accumulated depreciation	(228,387)	(213,606)
Investment in real estate, net	1,217,571	1,188,584
Cash and cash equivalents	20,254	22,163
Restricted cash	16,490	14,062
Tenant and other receivables, net of allowance for doubtful accounts of $250 and $234, respectively	5,836	5,181
Deferred rent	2,273	2,359
Deferred costs and intangible assets, net	5,903	6,127
Prepaid expenses and other assets	6,275	10,854
TOTAL ASSETS	$1,274,602	$1,249,330

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $11,212 and $13,405, respectively	$1,244,136	$1,205,624
Accounts payable and accrued liabilities	19,802	20,994
Security deposits	9,109	8,765
Other liabilities	6,247	6,712
TOTAL LIABILITIES	1,279,294	1,242,095
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,077,290 and 16,063,228 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	160	160
Additional paid-in-capital	89,685	89,483
Accumulated deficit	(91,623)	(86,899)
Total stockholders’ equity	(1,778)	2,744
Non-controlling interests	(2,914)	4,491
TOTAL EQUITY (DEFICIT)	(4,692)	7,235
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,274,602	$1,249,330

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Residential rental income	$27,748	$25,040	$53,854	$48,980
Commercial rental income	9,598	9,503	19,252	19,230
TOTAL REVENUES	37,346	34,543	73,106	68,210

OPERATING EXPENSES
Property operating expenses	8,996	6,782	17,618	14,881
Real estate taxes and insurance	7,438	8,700	14,574	17,236
General and administrative	3,459	3,396	7,010	6,689
Transaction pursuit costs	-	357	-	357
Depreciation and amortization	7,455	7,269	14,834	14,094
TOTAL OPERATING EXPENSES	27,348	26,504	54,036	53,257

INCOME FROM OPERATIONS	9,998	8,039	19,070	14,953

Interest expense, net	(11,741)	(11,334)	(23,480)	(21,469)
Loss on extinguishment of debt	-	-	-	(3,868)

Net loss	(1,743)	(3,295)	(4,410)	(10,384)

Net loss attributable to non-controlling interests	1,083	2,046	2,737	6,448
Net loss attributable to common stockholders	$(660)	$(1,249)	$(1,673)	$(3,936)

Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.15)	$(0.29)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—
Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734
Amortization of LTIP grants	—	—	—	—	—	713	713
Conversion of LTIP units	14,062	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(660)	(660)	(1,083)	(1,743)
Reallocation of noncontrolling interests	—	—	130	—	130	(130)	—
Balance June 30, 2024	16,077,290	$160	$89,685	$(91,623)	$(1,778)	$(2,914)	$(4,692)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(1,249)	(1,249)	(2,046)	(3,295)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance June 30, 2023	16,063,228	$160	$89,127	$(81,883)	$7,404	$12,126	$19,530

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,410)	$(10,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,781	14,044
Amortization of deferred financing costs	1,061	675
Amortization of deferred costs and intangible assets	294	292
Amortization of above- and below-market leases	-	(17)
Loss on extinguishment of debt	-	3,868
Deferred rent	87	27
Stock-based compensation	1,274	1,431
Bad debt (recovery) expense	16	(142)
Changes in operating assets and liabilities:
Tenant and other receivables	(671)	(18)
Prepaid expenses, other assets and deferred costs	4,511	7,608
Accounts payable and accrued liabilities	(1,777)	(424)
Security deposits	345	720
Other liabilities	(467)	(459)
Net cash provided by operating activities	15,044	17,221

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(42,051)	(18,915)
Net cash used in investing activities	(42,051)	(18,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(985)	(46,810)
Proceeds from mortgage notes	37,303	62,330
Dividends and distributions	(8,792)	(8,696)
Loan issuance and extinguishment costs	-	(4,723)
Net cash provided by financing activities	27,526	2,101

Net increase in cash and cash equivalents and restricted cash	519	407
Cash and cash equivalents and restricted cash - beginning of period	36,225	30,666
Cash and cash equivalents and restricted cash - end of period	$36,744	$31,073

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$22,163	$18,152
Restricted cash	14,062	12,514
Total cash and cash equivalents and restricted cash – beginning of period	$36,225	$30,666

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$20,254	$16,342
Restricted cash	16,490	14,731
Total cash and cash equivalents and restricted cash – end of period	$36,744	$31,073

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,097 and $2,382 in 2024 and 2023, respectively	$21,232	$21,099
Non-cash interest capitalized to real estate under development	1,132	27
Additions to investment in real estate included in accounts payable and accrued liabilities	10,070	3,527

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. and subsidiaries (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. Note that any references to square footage and unit count are outside the scope of our Independent registered public accounting firm’s review.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of June 30, 2024, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

The operations of Clipper Realty Inc. and its consolidated subsidiaries are carried on primarily through Clipper Realty L.P., the Company’s operating partnership subsidiary (the "Operating Partnership”). The Company has elected to be taxed as a Real Estate Investment Trust ("REIT”) under Sections 856 through 860 of the Internal Revenue Code (the "Code”). The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the limited liability companies (the "LLCs”) that comprised the predecessor of the Company (the "Predecessor”).

At June 30, 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At June 30, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of June 30, 2024.

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

Tenant and Other Receivables and Allowance for Doubtful Accounts

Tenant and other receivables are comprised of amounts due for monthly rents and other charges less allowance for doubtful accounts. In accordance with Accounting Standards Codification ("ASC”) 842 "Leases,” the Company performed a detailed review of amounts due from tenants to determine if accounts receivable balances and future lease payments were probable of collection, wrote off receivables not probable of collection and recorded a general reserve against revenues for receivables probable of collection for which a loss can be reasonably estimated. If management determines that the tenant receivable is not probable of collection it is written off against revenues. In addition, the Company records a general reserve under ASC 450.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2024 and 2023, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts the Company records lease income under ASC842,"Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC450.

For the three months ended June 30, 2024 and 2023, the Company charged revenue in the amount of $933 and $880, respectively, for residential receivables not deemed probably of collection and recognized revenue of $113 and $415, respectively, for a reassessment of collectability of residential receivables previously not deemed probably of collection.

For the six months ended June 30, 2024 and 2023, the Company charged revenue in the amount of $1,719 and $2,444, respectively, for residential receivables not deemed probably of collection and recognized revenue of $229 and $1,114, respectively, for a reassessment of collectability of residential receivables previously not deemed probably of collection.

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

As of June 30, 2024, and December 31, 2023, there were 3,879,616 and 3,391,904 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.29 and $8.80 per unit, respectively. As of June 30, 2024, and December 31, 2023, there was $10.8 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2024, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

In March 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

In March 2023, the Company granted employees and non-employee directors 274,911 and 157,731 LTIP units, respectively, with a weighted-average grant date value of $5.62 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2022 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2024 and 2023, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2024 or 2023.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(660)	$(1,249)	$(1,673)	$(3,936)
Less: income attributable to participating securities	(369)	(322)	(738)	(644)
Subtotal	$(1,029)	$(1,571)	$(2,411)	$(4,580)
Denominator
Weighted-average common shares outstanding	16,077	16,063	16,077	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.10)	$(0.15)	$(0.29)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,544	1,474
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,462	11,392
Less accumulated amortization	(5,559)	(5,265)
Total deferred costs and intangible assets, net	$5,903	$6,127

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $27 and $26 for the three months ended June 30, 2024 and 2023, respectively, and $53 and $51 for the six months ended June 30, 2024 and 2023, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended June 30, 2024 and 2023, respectively, and $241 and $241 for the six months ended June 30, 2024 and 2023, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2024, amortize in future years as follows:

2024 (Remainder)	$294
2025	570
2026	546
2027	534
2028	520
Thereafter	3,439
Total	$5,903

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2024	December 31, 2023

Flatbush Gardens, Brooklyn, NY(a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY(b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY(d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY(e)	7/1/2028	3.68%	60,211	61,004
Clover House, Brooklyn, NY(f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	31,644	31,836
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	20,000	20,000
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 4%	78,531	42,909
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR+ 10%	8,962	7,280
Total debt			$1,255,348	$1,219,029
Unamortized debt issuance costs			(11,212)	(13,405)
Total debt, net of unamortized debt issuance costs			$1,244,136	$1,205,624

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

The Company and the City of New York are negotiating the terms of a five-year extension of its current lease upon its termination in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. Should the lease not be extended, in accordance with the terms of the mortgage note, the Company will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over the 18 months prior to lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

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

(g) The $31,644 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.875% at June 30, 2024). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(h) On August 10, 2021, the Company entered into a group of loans with AIG Asset Management (U.S.), LLC, succeeding a property acquisition loan, providing for maximum borrowings of $52,500 to develop the property. The notes had a 36-month term, bore interest at 30 day LIBOR plus 3.60% (with a floor of 4.1%). The notes were scheduled to mature on September 1, 2024 and could have been extended until September 1, 2026. The Company could have prepaid the unpaid balance of the note within five months of maturity without penalty.

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

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.31% at June 30, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of June 30,2024, the Company has drawn $33,955 from the construction loan and $7,591 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.31% at June 30, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of June 30,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the three and six months ended June 30, 2024, the Company incurred $338 and $799, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023 the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of June 30, 2024.

The Company has provided limited guaranties for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event they are not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. The Company believes it is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2024:

2024 (Remainder)	$1,008
2025	82,092
2026	89,682
2027	33,461
2028	416,554
Thereafter	632,550
Total	$1,255,347

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2024, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2024 (Remainder)	$15,390
2025	25,119
2026	4,854
2027	4,355
2028	3,331
Thereafter	21,074
Total	$74,123

The Company has commercial leases with the City of New York that comprised approximately 21% and 23% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and 22% and 23% of total revenues for the six months ended June 30, 2024 and 2023, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $15,400 over the next year. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current 206,084 square foot lease at 141 Livingston Street that expires in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,255,348	$1,219,029
Estimated fair value	$1,183,808	$1,160,393

7. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $0.4 million. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. On June 14, 2024, the Court amended its August 28, 2023 decision, holding that no renewal lease had been entered into by one of the remaining tenants who claimed to have entered into a renewal lease at a preferential rent. On July 20, 2024, Plaintiff filed a notice of appeal from the June 14, 2024 decision.  Renewal leases for certain of the remaining tenants are outstanding.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a JHO to determine the outstanding issues. A hearing before the JHO was held in September 2023 in which the Company and Plaintiffs produced their rent overcharge calculations. In addition, on November 28, 2023, the Court denied the motion for use and occupancy against one of the tenants based on a technical error in Plaintiffs’ amended complaint. The Plaintiff has filed with the Court to correct its error. At this time all parties are continuing to engage in settlement discussions and discussions with the JHO seeking to resolve differences between their rent calculations.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021. A preliminary conference was held in December 2023 to discuss the calculations for the Horn lease renewal. The parties are currently attempting to settle this matter before the same JHO as in the hearing for the the Kuzmich and Crowe matters.

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

Commitments

June 29, 2023, the Company entered into the Article 11 Agreement. Under this agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by a property tax exemption and enhanced payments for tenants receiving government assistance. Through June 30, 2024 the Company spent approximately $4.5 million on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2024	26%	74%	100%
Three months ended June 30, 2023	28%	72%	100%
Six months ended June 30, 2024	26%	74%	100%
Six months ended June 30, 2023	28%	72%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $148 and $133 for the three months ended June 30, 2024 and 2023, respectively, and $197 and $198 for the six months ended June 30, 2024 and 2023. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(23) and $(53) for the three months ended June 30, 2024 and 2023, respectively, and $(37) and $(30) for the six months ended June 30, 2024 and 2023.

9. Segment Reporting

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property, and portions of the 250 Livingston Street, Tribeca House Aspen properties and the Dean street development

The Company’s income from operations by segment for the three and six months ended June 30, 2024 and 2023, is as follows (unaudited):

Three months ended June 30, 2024	Commercial	Residential	Total
Rental income	$9,598	$27,748	$37,346
Total revenues	$9,598	$27, 748	$37,346
Property operating expenses	1,116	7,880	8,996
Real estate taxes and insurance	2,538	4,900	7,438
General and administrative	577	2,882	3,459
Transaction pursuit costs	—	—	—
Depreciation and amortization	1,501	5,954	7,455
Total operating expenses	5,732	21,616	27,348
Income from operations	$3,866	$6,132	$9,998

Three months ended June 30, 2023	Commercial	Residential	Total
Rental income	$9,503	$25,040	$34,543
Total revenues	$9,503	$25,040	$34,543
Property operating expenses	1,048	5,734	6,782
Real estate taxes and insurance	2,280	6,420	8,700
General and administrative	615	2,781	3,396
Transaction pursuit costs	—	357	357
Depreciation and amortization	1,447	5,822	7,269
Total operating expenses	5,390	21,114	26,504
Income from operations	4,113	$3,926	$8,039

Six months ended June 30, 2024	Commercial	Residential	Total
Rental income	$19,252	$53,854	$73,106
Total revenues	19,252	53,854	73,106
Property operating expenses	2,366	15,252	17,618
Real estate taxes and insurance	5,054	9,520	14,574
General and administrative	1,221	5,789	7,010
Transaction pursuit costs	—	—	-
Depreciation and amortization	2,997	11,837	14,834
Total operating expenses	11,638	42,398	54,036
Income from operations	$7,614	$11,456	$19,070

Six months ended June 30, 2023	Commercial	Residential	Total
Rental income	$19,230	$48,980	$68,210
Total revenues	19,230	48,980	68,210
Property operating expenses	2,263	12,618	14,881
Real estate taxes and insurance	4,529	12,707	17,236
General and administrative	1,186	5,503	6,689
Transaction pursuit costs	—	357	357
Depreciation and amortization	2,889	11,205	14,094
Total operating expenses	10,867	42,390	53,257
Income from operations	$8,363	$6,590	$14,953

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2024 (unaudited)	$313,427	$961,175	$1,274,602
December 31, 2023	313,666	935,664	1,249,330

The Company’s interest expense by segment for the three and six months ended June 30, 2024 and 2023, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2024	$2,530	$9,211	$11,741
2023	$2,547	$8,787	$11,334

Six months ended June 30,
2024	$5,052	$18,248	$23,480
2023	$5,007	$16,462	$21,469

The Company’s capital expenditures, including acquisitions, by segment for the three and six months ended June 30, 2024 and 2023, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2024	$1,230	$21,601	$22,831
2023	$563	$5,858	$6,421

Six months ended June 30,
2024	$2,249	$41,320	$43,769
2023	$2,240	$15,347	$17,587

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in Part I-Item 1 of this Form 10-Q, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

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

As of June 30, 2024, the Company owns:

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

Trends

As of February 23, 2024, the City of New York informed the Company of its intention to terminate the lease at 250 Livingston Street effective August 23, 2025. Additionally, as we move forward with the approaching expiration of the lease at 141 Livingston Street in December 2025, the Company and the City of New York are negotiating the terms of a five-year extension of their current lease. There can be no assurance that the negotiations will conclude with an agreement and the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

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

Income Statement for the Three Months Ended June 30, 2024 and 2023 (in thousands except rent per square foot and occupancy)

	2024	2023	Increase (decrease)%
Revenues
Residential rental income	$27,748	$25,040	$2,708	10.8%
Commercial rental income	9,598	9,503	95	1.0%
Total revenues	37.346	34,543	2,803	8.1%
Operating Expenses
Property operating expenses	8,996	6,782	2,214	32.6%
Real estate taxes and insurance	7,438	8,700	(1,262)	(14.5)%
General and administrative	3,459	3,396	63	(1.9)%
Transaction pursuit costs	-	357	(357)	(100.0)%
Depreciation and amortization	7,455	7,269	186	2.6%
Total operating expenses	27,348	26,504	844	3.2%
Income from operations	9,998	8,039	1,959	24.4%
Interest expense, net	(11,741)	(11,334)	(407)	(3.6)%
Net loss	$(1,743)	$(3,295)	$1,552	47.1%

Revenue. Residential rental income increased to $27,748 for the three months ended June 30, 2024, from $25,040 for the three months ended June 30, 2023, primarily due to increases in rental rates and leased occupancy at all properties and stabilized rent in 2024 at the 1010 Pacific property of $2,771. For example, base rent per square foot increased at the Tribeca House property to $80.93 (99.8% leased occupancy) at June 30, 2024, from $76.35 (100.0% leased occupancy) at June 30, 2023 and the Flatbush Gardens property to $28.10 (98.5% leased occupancy) at June 30, 2024, from $26.38 (99.5% leased occupancy) at June 30, 2023. Occupancy at 1010 Pacific rose to 96.6% at June 30, 2024 from 56.1% at June 30, 2023;

Commercial rental income increased to $9,598 for the three months ended June 30, 2024, from $9,503 for the three months ended June 30, 2023 due to slightly higher escalation income at our commercial properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $8,996 for the three months ended June 30, 2024, from $6,782 for the three months ended June 30, 2023, primarily due to higher apartment repairs costs at Flatbush Gardens to prepare units for leasing and higher payroll costs at Flatbush Gardens due to the prevailing wage requirement from the Article 11 transaction.

Real estate taxes and insurance. Real estate taxes and insurance expenses decreased to $7,438 for the three months ended June 30, 2024, from $8,700 for the three months ended June 30, 2023, primarily due to the real estate tax exemption at Flatbush Gardens that began July 1, 2023, partially offset by increased real estate taxes at the remainder of the portfolio.

General and administrative. General and administrative expenses increased to $3,459 for the three months ended June 30, 2024, from $3,396 for the three months ended June 30, 2023 primarily due to higher legal fees partially offset by lower other professional fees.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred to enter into the Article 11 Agreement.

Depreciation and amortization. Depreciation and amortization expense increased to $7,455 for the three months ended June 30, 2024, from $7,269 for the three months ended June 30, 2023 due to additions to real estate across the portfolio

Interest expense, net. Interest expense, net, increased to $11,741 for the three months ended June 30, 2024, from $11,334 for the three months ended June 30, 2023 primarily due to increased borrowings at the 1010 Pacific Property in the third quarter of 2023.

Net loss. As a result of the foregoing, net loss decreased to $1,743 for the three months ended June 30, 2024, from $3,295 for the three months ended June 30, 2023.

Income Statement for the Six Months Ended June 30, 2024 and 2023 (in thousands)

	2024	Less:1010 Pacific	2024 Excluding 1010 Pacific	2023	Less: 1010 Pacific	2023: Excluding 1010 Pacific	Increase (decrease)%
Revenues
Residential rental income	$53,854	$3,417	$50,437	$48,980	$795	$48,185	$2,252	4.7%
Commercial rental income	19,252	24	19,228	19,230	-	19,230	(2)	(0.0)%
Total revenues	73,106	3,441	69,665	68,210	795	67,415	2,250	3.3%
Operating Expenses
Property operating expenses	17,618	427	17,191	14,881	172	14,709	2,482	16.9%
Real estate taxes and insurance	14,574	(115)	14,689	17,236	99	17,137	(2,448)	(14,3)%
General and administrative	7,010	249	6,761	6,689	76	6,613	148	2.2%
Transaction pursuit costs	-	-	-	357	-	357	(357)	(100.0)%
Depreciation and amortization	14,834	708	14,126	14,094	423	13,671	455	3.3%
Total operating expenses	54,036	1,269	52,767	53,257	770	52,487	280	0.5%
Income from operations	19,070	2,172	16,868	14,953	25	14,928	1,970	13.2%
Interest expense, net	(23,480)	(2,541)	(20,939)	(21,469)	(763)	(20,706)	(233)	(1.1)%
Loss on modification/extinguishment of debt	-	-	-	(3,868)	-	(3,868)	3,868	(100.0)%
Net loss	$(4,410)	$(369)	$(4,041)	$(10,384)	$(738)	$(9,646)	$5,605	58.1%

Revenue. Residential rental income increased to $50,347 for the six months ended June 30, 2024, from $48,185 for the six months ended June 30, 2023, primarily due to increases in rental rates and leased occupancy at all properties For example, base rent per square foot increased at the Tribeca House property to $80.93 (99.8% leased occupancy) at June 30, 2024, from $76.35 (100.0% leased occupancy) at June 30, 2023 and the Flatbush Gardens property to $28.10 (98.5% leased occupancy) at June 30, 2024, from $26.38 (99.5% leased occupancy) at June 30, 2023;

Commercial rental income was virtually unchanged to $19,228 for the six months ended June 30, 2024, from $19,230 for the six months ended June 30, 2023.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $17,191 for the six months ended June 30, 2024, from $14,709 for the six months ended June 30, 2023, primarily due to higher apartment repairs costs at Flatbush Gardens to prepare units for leasing and higher payroll costs at Flatbush Gardens due to the living wage requirement from the Article 11 transaction.

Real estate taxes and insurance. Real estate taxes and insurance expenses decreased to $14,689 for the six months ended June 30, 2024, from $17,137 for the six months ended June 30, 2023, primarily due to the real estate tax exemption at Flatbush Gardens that began July 1, 2023, partially offset by increased real estate taxes at the remainder of the portfolio.

General and administrative. General and administrative expenses increased to $6,761 for the six months ended June 30, 2024, from $6,613 for the six months ended June 30, 2023 primarily due to higher payroll expenses, partially offset by lower accounting fees in the period ended June 30, 2024 as opposed to higher fees that were incurred in the period ended June 30, 2023 in relation to the separation from our prior auditor.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred in respect of the entry into the Article 11 Agreement during the six-months ended June 30, 2023.

Depreciation and amortization. Depreciation and amortization expense increased to $14,126 for the six months ended June 30, 2024, from $13,671 for the six months ended June 30, 2023, due to the additions to real estate across the portfolio during the six months ended June 30, 2024.

Interest expense, net. Interest expense, net, increased to $20,939 for the six months ended June 30, 2024, from $20,706 for the six months ended June 30, 2023 primarily due to increased interest at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Loss on modification/extinguishment of debt. Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss. As a result of the foregoing, net loss decreased to $4,041 for the six months ended June 30, 2024, from $9,646 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $1,255 million of indebtedness, net of unamortized issuance costs, secured by our properties, $20.3 million of cash and cash equivalents, and $16.5 million of restricted cash. See Note 5, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

In connection with the notice of termination of the City of New York lease at our 250 Livingston Street property and pursuant to the terms of the loan agreement described in Note 4, our available cash will be impacted by the establishment of a cash management account for the benefit of the Lender, into which the Company will be obligated to deposit all revenue generated by the property. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current lease at 141 Livingston Street upon its termination in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. Should the lease not be extended, in accordance with the terms of the mortgage note, the Company will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over the 18 months prior to lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovations and upgrading projects, leasehold improvements at the 250 Livingston property upon identification of a new tenant following move-out of the existing City of New York tenant, debt payments and debt payments at maturity and funding a $10,000 escrow related to the 141 Livingston Street property if the Company and the City of New York are unable to agree to terms of the lease extension.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On May 7, 2024 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.4 million paid on May 30, 2024. During the three months ended June 30, 2024 and 2023, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $8.8 million and $8.7 million, respectively.

Cash Flows for the Six Months Ended June 30, 2024 and 2023 (in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities	$15,044	$17,221
Investing activities	(42,051)	(18,915)
Financing activities	27,526	2,101

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2024 and 2023, were as follows:

Net cash flow provided by operating activities was $15,044 for the six months ended June 30, 2024, compared to $17,221 for the six months ended June 30, 2023. The decrease in operating cash flows in the period ended June 30, 2024 from June 30, 2023 is a result of timing of a payment from a commercial tenant.

Net cash used in investing activities was $42,051 for the six months ended June 30, 2024, compared to $18,915 for the six months ended June 30, 2023. The increase was primarily due to higher capital spending at Flatbush Gardens of $4,484 and at the Dean Street development of $28,517, partially offset by decreased spending at 1010 Pacific Street of $6,949.

Net cash provided by financing activities was $27,526 for the six months ended June 30, 2024, compared to $2,101 for the six months ended June 30, 2023. Cash was provided in the six months ended June 30, 2024, by $37,303 of borrowings related to the Dean Street property and dividend and distributions of $8,792. Cash was provided in the six months ended June 30, 2023, by the net proceeds from refinancing of the 1010 Pacific Street property of $16,523 partially offset by the loan extinguishment costs and amortization payments of $5,725, and dividend and distribution payments of $8,697.

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 74% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FFO
Net loss	$(1,743)	$(3,295)	$(4,410)	$(10,384)
Real estate depreciation and amortization	7,455	7,269	14,834	14,094
FFO	$5,712	$3,974	$10,424	$3,710

AFFO
FFO	$5,712	$3,974	$10,424	$3,710
Amortization of real estate tax intangible	120	121	241	241
Amortization of above- and below-market leases	-	(8)	-	(17)
Straight-line rent adjustments	38	32	87	27
Amortization of debt origination costs	530	362	1,061	675
Amortization of LTIP awards	713	783	1,274	1,431
Transaction pursuit costs	—	357	—	357
Loss on extinguishment / modification of debt	—	—	—	3,868
Recurring capital spending	(61)	(129)	(134)	(324)
AFFO	$7,052	$5,492	$12,953	$9,968

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA
Net loss	$(1,743)	$(3,295)	$(4,410)	$(10,384)
Real estate depreciation and amortization	7,455	7,269	14,834	14,094
Amortization of real estate tax intangible	120	121	241	241
Amortization of above- and below-market leases	—	(8)	—	(17)
Straight-line rent adjustments	38	32	87	27
Amortization of LTIP awards	713	783	1,274	1,431
Interest expense, net	11,741	11,334	23,480	21,469
Transaction pursuit costs	—	357	—	357
Loss on extinguishment / modification of debt	—	—	—	3,868
Adjusted EBITDA	$18,324	$16,593	$35,506	$31,086

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NOI
Income from operations	$9,998	$8,039	$19,070	$14,953
Real estate depreciation and amortization	7,455	7,269	14,834	14,094
General and administrative expenses	3,459	3,396	7,010	6,689
Transaction pursuit costs	-	357	-	357
Amortization of real estate tax intangible	121	121	241	241
Amortization of above- and below-market leases	-	(8)	-	(17)
Straight-line rent adjustments	38	32	87	27
NOI	$21,071	$19,206	$41,242	$36,344

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

A one percent change in interest rates on our $119.1 million of variable rate debt as of June 30, 2024, would impact annual net loss by approximately $1.2 million.

At June 30, 2024, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,183.8 million and $1,160.4 million as of June 30, 2024 and December 31, 2023, respectively

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7, “Commitments and Contingencies” of our condensed consolidated financial statements for a discussion of legal proceedings.

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2024, and there have been no material changes to those risk factors for the six months ended June 30, 2024 except for the following updates:

We depend on certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause an adverse effect on us, including our financial condition, results of operations and cash flow when these agencies opt to early terminate or opt not to renew their leases.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of June 30, 2024, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 22% of our total revenues for the six months ended June 30, 2024.

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

If NYC were to decide not to renew the 141 Livingston Street lease which expires December 27, 2025, which is the stated termination date pursuant to the terms of the lease, we would be at risk of not being able to replace the NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.  Additionally, if we are not able to extend or replace the NYC lease at our 141 Livingston property for a minimum of a five year term, we will be required to fund an escrow account in the amount of $10 million, payable over 18 months prior to lease expiration, for the benefit of the lender, which may also have an adverse effect on our financial condition, results of operations and cash flow.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
*10.1	Loan Agreement, dated February 18, 2021 between 141 Livingston Owner LLC and Citi Real Estate Funding Inc.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

August 1, 2024	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer