Form 10-Q
period 2024-09-30
Clipper Realty Inc.
filed 2024-10-31
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 16,077,290 shares of the Registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$571,988	$571,988
Building and improvements	735,208	726,273
Tenant improvements	3,366	3,366
Furniture, fixtures and equipment	13,758	13,278
Real estate under development	137,685	87,285
Total investment in real estate	1,462,005	1,402,190
Accumulated depreciation	(235,817)	(213,606)
Investment in real estate, net	1,226,188	1,188,584
Cash and cash equivalents	18,622	22,163
Restricted cash	17,472	14,062
Tenant and other receivables, net of allowance for doubtful accounts of $252 and $234, respectively	6,317	5,181
Deferred rent	2,191	2,359
Deferred costs and intangible assets, net	5,783	6,127
Prepaid expenses and other assets	10,444	10,854
TOTAL ASSETS	$1,287,017	$1,249,330

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $10,115 and $13,405, respectively	$1,257,731	$1,205,624
Accounts payable and accrued liabilities	21,768	20,994
Security deposits	9,044	8,765
Other liabilities	7,937	6,712
TOTAL LIABILITIES	1,296,480	1,242,095
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,077,290 and 16,063,228 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	160	160
Additional paid-in-capital	89,818	89,483
Accumulated deficit	(93,562)	(86,899)
Total stockholders’ equity	(3,584)	2,744
Non-controlling interests	(5,879)	4,491
TOTAL EQUITY (DEFICIT)	(9,463)	7,235
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,287,017	$1,249,330

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Residential rental income	$27,846	$25,501	$81,700	$74,481
Commercial rental income	9,776	9,627	29,028	28,857
TOTAL REVENUES	37,622	35,128	110,728	103,338

OPERATING EXPENSES
Property operating expenses	8,482	7,930	26,098	22,811
Real estate taxes and insurance	7,562	7,374	22,137	24,610
General and administrative	3,370	3,340	10,380	10,029
Transaction pursuit costs	-	-	-	357
Depreciation and amortization	7,456	7,282	22,289	21,376
TOTAL OPERATING EXPENSES	26,870	25,926	80,904	79,183

INCOME FROM OPERATIONS	10,752	9,202	29,824	24,155

Interest expense, net	(11,840)	(11,527)	(35,320)	(32,996)
Loss on extinguishment of debt	-	-	-	(3,868)

Net loss	(1,088)	(2,325)	(5,496)	(12,709)

Net loss attributable to non-controlling interests	676	1,444	3,414	7,892
Net loss attributable to common stockholders	$(412)	$(881)	$(2,082)	$(4,817)

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.20)	$(0.36)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—
Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734
Amortization of LTIP grants	—	—	—	—	—	713	713
Conversion of LTIP units	14,062	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(660)	(660)	(1,083)	(1,743)
Reallocation of noncontrolling interests	—	—	130	—	130	(130)	—
Balance June 30, 2024	16,077,290	$160	$89,685	$(91,623)	$(1,778)	$(2,914)	$(4,692)
Amortization of LTIP grants	—	—	—	—	—	713	713
Dividends and distributions	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(412)	(412)	(676)	(1,088)
Reallocation of noncontrolling interests	—	—	133	—	133	(133)	—
Balance September 30, 2024	16,077,290	$160	$89,818	$(93,562)	$(3,584)	$(5,879)	$(9,463)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2022	16,063,228	$160	$88,829	$(74,895)	$14,094	$23,085	$37,179
Amortization of LTIP grants	—	—	—	—	—	648	648
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(2,687)	(2,687)	(4,402)	(7,089)
Reallocation of noncontrolling interests	—	—	123	—	123	(123)	—
Balance March 31, 2023	16,063,228	$160	$88,952	$(79,108)	$10,004	$16,386	$26,390
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(1,249)	(1,249)	(2,046)	(3,295)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance June 30, 2023	16,063,228	$160	$89,127	$(81,883)	$7,404	$12,126	$19,530
Amortization of LTIP grants	—	—	—	—	—	783	783
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,822)	(4,348)
Net loss	—	—	—	(881)	(881)	(1,444)	(2,325)
Reallocation of noncontrolling interests	—	—	175	—	175	(175)	—
Balance September 30, 2023	16,063,228	$160	$89,302	$(84,290)	$5,172	$8,468	$13,640

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,496)	$(12,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,211	21,296
Amortization of deferred financing costs	1,591	1,098
Amortization of deferred costs and intangible assets	440	441
Amortization of above- and below-market leases	-	(18)
Loss on extinguishment of debt	-	3,868
Deferred rent	168	66
Stock-based compensation	1,987	2,214
Bad debt (recovery) expense	24	(120)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,160)	(103)
Prepaid expenses, other assets and deferred costs	315	3,328
Accounts payable and accrued liabilities	(247)	(4,366)
Security deposits	279	713
Other liabilities	1,225	1,422
Net cash provided by operating activities	21,337	17,130

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(57,097)	(27,783)
Net cash used in investing activities	(57,097)	(27,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(1,483)	(84,241)
Proceeds from mortgage notes	50,300	124,858
Dividends and distributions	(13,188)	(13,044)
Loan issuance and extinguishment costs	-	(10,232)
Net cash provided by financing activities	35,629	17,341

Net (decrease)increase in cash and cash equivalents and restricted cash	(131)	6,688
Cash and cash equivalents and restricted cash - beginning of period	36,225	30,666
Cash and cash equivalents and restricted cash - end of period	$36,094	$37,354

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$22,163	$18,152
Restricted cash	14,062	12,514
Total cash and cash equivalents and restricted cash – beginning of period	$36,225	$30,666

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$18,622	$22,450
Restricted cash	17,472	14,904
Total cash and cash equivalents and restricted cash – end of period	$36,094	$37,354

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,343 and $2,382 in 2024 and 2023, respectively	$32,672	$32,924
Non-cash interest capitalized to real estate under development	1,698	339
Additions to investment in real estate included in accounts payable and accrued liabilities	10,504	5,102

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

1. Organization

As of September 30, 2024, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

At September 30, 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At September 30, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. The Company’s chief operating decision maker may review operational and financial data on a property basis.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of September 30, 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2024 and 2023, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended September 30, 2024 and 2023, the Company charged revenue in the amount of $1,286 and $855, respectively, for residential receivables not deemed probable of collection and recognized revenue of $46 and $199, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

For the nine months ended September 30, 2024 and 2023, the Company charged revenue in the amount of $3,006 and $3,302, respectively, for residential receivables not deemed probable of collection and recognized revenue of $276 and $1,313, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of September 30, 2024, and December 31, 2023, there were 3,879,616 and 3,391,904 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $8.29 and $8.80 per unit, respectively. As of September 30, 2024, and December 31, 2023, there was $10.1 million and $10.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2024, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

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

During the nine-month periods ended September 30, 2023 transaction pursuit costs include $357 of costs related to the Article 11 Agreement.

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

Fair Value Measurements

Refer to Note 6, “Fair Value of Financial Instruments”.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2024 and December 31, 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2024 and 2023, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2024 or 2023.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(412)	$(881)	$(2,082)	$(4,817)
Less: income attributable to participating securities	(369)	(322)	(1,107)	(967)
Subtotal	$(1,149)	$(1,203)	$(3,189)	$(5,784)
Denominator
Weighted-average common shares outstanding	16,077	16,063	16,072	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.09)	$(0.20)	$(0.36)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,570	1,474
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,488	11,392
Less accumulated amortization	(5,705)	(5,265)
Total deferred costs and intangible assets, net	$5,783	$6,127

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $26 and $28 for the three months ended September 30, 2024 and 2023, respectively, and $79 and $79 for the nine months ended September 30, 2024 and 2023, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2024 and 2023, respectively, and $361 and $361 for the nine months ended September 30, 2024 and 2023, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2024, amortize in future years as follows:

2024 (Remainder)	$147
2025	581
2026	552
2027	534
2028	520
Thereafter	3,449
Total	$5,783

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2024	December 31, 2023

Flatbush Gardens, Brooklyn, NY(a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY(b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY(d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY(e)	7/1/2028	3.68%	59,812	61,004
Clover House, Brooklyn, NY(f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	31,545	31,836
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	20,000	20,000
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 4%	91,173	42,909
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 10%	9,316	7,280
Total debt			$1,267,846	$1,219,029
Unamortized debt issuance costs			(10,115)	(13,405)
Total debt, net of unamortized debt issuance costs			$1,257,731	$1,205,624

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

In connection with the termination of the City of New York 342,496 square foot lease, pursuant to the terms of the Loan Agreement, the Company expects to establish a cash management account shortly for the benefit of the lender into which the Company will be obligated to deposit all revenue generated by the building. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to the Company once the tenant cure conditions are satisfied under the loan agreement.

(c) The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021, matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The Company and the City of New York are negotiating the terms of a five-year extension of its current lease upon its termination in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. Should the lease not be extended for a minimum of five years, in accordance with the terms of the mortgage note, the Company will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

On October 28, 2024 the Company received notice that as of October 7, 2024 the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, they contend, our failure to make certain required payments under the loan, including, but not limited to, the reserve monthly deposit. The Special Servicer has demanded that the Company pay $2,222 of reserve payments into an escrow account immediately and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter. The Company contends the Special Servicer has misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, and that the Company has no obligation to make reserve payments at this time under the terms of the loan agreement. The Company continues to discuss this issue with the Special Servicer.

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

(g) The $31,545 mortgage note agreement with NYCB entered into in connection with the acquisition of the property matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay interest at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.75% at September 30, 2024). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

(i) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A. related to the Dean Street acquisition. The notes original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note required interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60%. In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

On August 10, 2023, the Company refinanced its $37,000 mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115,000 and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8,000.

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.20% at September 30, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of September 30,2024, the Company has drawn $44,203 from the construction loan and $9,985 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.20% at September 30, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of September 30,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the three and Nine months ended September 30, 2024, the Company incurred $355 and $101, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023 the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The Company has not drawn on the line of credit as of September 30, 2024.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2024:

2024 (Remainder)	$512
2025	82,100
2026	102,687
2027	33,442
2028	416,554
Thereafter	632,551
Total	$1,267,846

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2024, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2024 (Remainder)	$7,696
2025	25,119
2026	4,854
2027	4,355
2028	3,331
Thereafter	21,074
Total	$66,429

The Company has commercial leases with the City of New York that comprised approximately 22% and 23% of total revenues for the three months ended September 30, 2024 and 2023, respectively, and 23% and 23% of total revenues for the nine months ended September 30, 2024 and 2023, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $13,700 through the end of the term. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current 206,084 square foot lease at 141 Livingston Street that expires in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,267,846	$1,219,029
Estimated fair value	$1,196,707	$1,160,393

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

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021. A preliminary conference was held in December 2023 to discuss the calculations for the Horn lease renewal. The parties are currently attempting to settle this matter before the same JHO as in the hearing for the Kuzmich and Crowe matters.

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

Commitments

On June 29, 2023, the Company entered into the Article 11 Agreement. Under this agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27,000. The Company expects those costs to be offset by the savings provided by a real estate tax exemption and enhanced payments for tenants receiving government assistance. Through September 30, 2024 the Company spent approximately $10,900 on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2024	26%	74%	100%
Three months ended September 30, 2023	27%	73%	100%
Nine months ended September 30, 2024	27%	73%	100%
Nine months ended September 30, 2023	28%	72%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $112 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $308 and $198 for the nine months ended September 30, 2024 and 2023. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(23) and $(23) for the three months ended September 30, 2024 and 2023, respectively, and $(61) and $(53) for the nine months ended September 30, 2024 and 2023. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors. During the three months ended September 30, 2024, the Company engaged Greenberg Traurig, in which the Company's director Robert Ivanhoe is a senior partner, regarding the loan to 141 Livingston Street, for a fee of approximately $9.

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

The Company’s income from operations by segment for the three and nine months ended September 30, 2024 and 2023, is as follows (unaudited):

Three months ended September 30, 2024	Commercial	Residential	Total
Rental income	$9,776	$27,846	$37,622
Total revenues	$9,776	$27,846	$37,622
Property operating expenses	1,132	7,350	8,482
Real estate taxes and insurance	2,910	4,653	7,562
General and administrative	594	2,776	3,370
Transaction pursuit costs	—	—	—
Depreciation and amortization	1,499	5,956	7,456
Total operating expenses	6,135	20,735	26,870
Income from operations	$3,641	$7,111	$10,752

Three months ended September 30, 2023	Commercial	Residential	Total
Rental income	$9,627	$25,501	$35,128
Total revenues	$9,627	$25,501	$35,128
Property operating expenses	1,248	6,682	7,930
Real estate taxes and insurance	2,540	4,834	7,374
General and administrative	606	2,734	3,340
Transaction pursuit costs	—	—	—
Depreciation and amortization	1,457	5,825	7,282
Total operating expenses	5,851	20,075	25,926
Income from operations	3,776	$5,426	$9,202

Nine months ended September 30, 2024	Commercial	Residential	Total
Rental income	$29,028	$81,700	$110,728
Total revenues	29,028	81,700	110,728
Property operating expenses	3,498	22,600	26,098
Real estate taxes and insurance	7,964	14,173	22,137
General and administrative	1,815	8,565	10,380
Depreciation and amortization	4,496	17,794	22,289
Total operating expenses	17,773	63,131	80,904
Income from operations	$11,254	$18,566	$29,824

Nine months ended September 30, 2023	Commercial	Residential	Total
Rental income	$28,857	$74,481	$103,338
Total revenues	28,857	74,481	103,338
Property operating expenses	3,511	19,300	22,811
Real estate taxes and insurance	7,069	17,541	24,610
General and administrative	1,792	8,237	10,029
Transaction pursuit costs	—	357	357
Depreciation and amortization	4,346	17,030	21,376
Total operating expenses	16,718	62,465	79,183
Income from operations	$12,139	$12,016	$24,155

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2024 (unaudited)	$316,166	$970,851	$1,287,017
December 31, 2023	313,666	935,664	1,249,330

The Company’s interest expense by segment for the three and nine months ended September 30, 2024 and 2023, is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2024	$2,553	$9,287	$11,840
2023	$2,577	$8,950	$11,527

Nine months ended September 30,
2024	$7,605	$27,715	$35,320
2023	$7,584	$25,412	$32,996

The Company’s capital expenditures, including acquisitions, by segment for the three and nine months ended September 30, 2024 and 2023, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2024	$2,344	$34,640	$36,984
2023	$689	$10,067	$10,756

Nine months ended September 30,
2024	$3,574	$56,241	$59,815
2023	$2,929	$25,414	$28,343

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

As of September 30, 2024, the Company owns:

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

Income Statement for the Three Months Ended September 30, 2024 and 2023 (in thousands except rent per square foot and occupancy)

	2024	2023	Increase (decrease)%
Revenues
Residential rental income	$27,846	$25,501	$2,345	9.2%
Commercial rental income	9,776	9,627	149	1.5%
Total revenues	37,622	35,128	2,494	7.1%
Operating Expenses
Property operating expenses	8,482	7,930	552	7.0%
Real estate taxes and insurance	7,562	7,374	188	2.5%
General and administrative	3,370	3,340	30	0.9%
Depreciation and amortization	7,456	7,282	174	2.4%
Total operating expenses	26,870	25,926	944	3.6%
Income from operations	10,752	9,202	1,550	16.8%
Interest expense, net	(11,840)	(11,527)	(313)	(2.7)%
Net loss	$(1,088)	$(2,325)	$1,237	53.2%

Revenue. Residential rental income increased to $27,846 for the three months ended September 30, 2024, from $25,501 for the three months ended September 30, 2023, primarily due to increases in rental rates and leased occupancy at all properties in 2024 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $82.39 (99.8% leased occupancy) at September 30, 2024, from $78.22 (98.2% leased occupancy) at September 30, 2023, the Flatbush Gardens property to $29.07 (98.6% leased occupancy) at September 30, 2024, from $26.62 (98.6% leased occupancy) at September 30, 2023 and the 1010 Pacific Street property to $62.67 (96.6% leased occupancy) at September 30, 2024, from $58.20 (93.2% leased occupancy) at September 30, 2023.

Commercial rental income increased to $9,776 for the three months ended September30, 2024, from $9,627 for the three months ended September 30, 2023 due to higher real estate tax reimbursement income at our commercial properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $8,482 for the three months ended September 30, 2024, from $7,930 for the three months ended September 30, 2023, primarily due to higher payroll costs at Flatbush Gardens due to the prevailing wage requirement from the Article 11 transaction, higher utilities costs and higher tenant legal costs, partially offset by lower repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,562 for the three months ended September 30, 2024, from $7,374 for the three months ended September 30, 2023, primarily due to slightly increased real estate taxes across the portfolio, partially offset by lower insurance costs.

General and administrative. General and administrative expenses increased to $3,370 for the three months ended September 30, 2024, from $3,340 for the three months ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization expense increased to $7,456 for the three months ended September 30, 2024, from $7,282 for the three months ended September 30, 2023 due to additions to real estate across the portfolio

Interest expense, net. Interest expense, net, increased to $11,840 for the three months ended September 30, 2024, from $11,527 for the three months ended September 30, 2023 primarily due to increased borrowings at the 1010 Pacific Property in the third quarter of 2023.

Net loss. As a result of the foregoing, net loss decreased to $1,088 for the three months ended September 30, 2024, from $2,325 for the three months ended September 30, 2023.

Income Statement for the Nine Months Ended September 30, 2024 and 2023 (in thousands)

	2024	Less:1010 Pacific	2024 Excluding 1010 Pacific	2023	Less: 1010 Pacific	2023: Excluding 1010 Pacific	Increase (decrease)%
Revenues
Residential rental income	$81,700	$4,948	$76,752	$74,481	$1,952	$72,529	$4,223	5.8%
Commercial rental income	29,028	54	28,974	28,857	12	28,845	129	(0.4)%
Total revenues	110,728	5,002	105,726	103,338	1,964	101,374	4,352	4.3%
Operating Expenses
Property operating expenses	26,100	683	25,417	22,811	458	22,353	3,064	13.7%
Real estate taxes and insurance	22,137	(75)	22,212	24,610	236	24,373	(2,161)	(8,9)%
General and administrative	10,380	330	10,050	10,029	198	9,831	219	2.2%
Transaction pursuit costs	-	-	-	357	-	357	(357)	(100.0)%
Depreciation and amortization	22,289	1,063	21,226	21,376	851	20,524	702	3.4%
Total operating expenses	80,906	2,001	78,905	79,183	1,743	77,438	1,467	1.9%
Income from operations	29,822	3,001	26,821	24,155	221	23,936	2,885	12.1%
Interest expense, net	(35,320)	(3,846)	(31,474)	(32,996)	(1,656)	(31,340)	(134)	(0.4)%
Loss on modification/extinguishment of debt	-	-	-	(3,868)	-	(3,868)	3,868	(100.0)%
Net loss	$(5,498)	$(845)	$(4,653)	$(12,709)	$(1,435)	$(11,272)	$6,619	58.7%

Revenue. Residential rental income increased to $76,752 for the nine months ended September 30, 2024, from $72,529 for the nine months ended September 30, 2023, primarily due to increases in rental rates and leased occupancy at all properties partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $82.39 (99.8% leased occupancy) at September 30, 2024, from $78.22 (98.2% leased occupancy) at September 30, 2023, the Flatbush Gardens property to $29.07 (98.6% leased occupancy) at September 30, 2024, from $26.62 (98.6% leased occupancy) at September 30, 2023 and the 1010 Pacific Street property to $62.67 (96.6% leased occupancy) at September 30, 2024, from $58.20 (93.2% leased occupancy) at September 30, 2023.

Commercial rental income increased to $28,974 for the nine months ended September 30, 2024, from $28,845 for the nine months ended September 30, 2023, primarily due to higher property tax reimbursement income at our Livingston office properties, partially offset by lower rents at our Tribeca House and slightly higher bad debt expense.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $25,417 for the nine months ended September 30, 2024, from $22,353 for the nine months ended September 30, 2023, primarily due to higher apartment repairs costs at Flatbush Gardens to prepare units for leasing, higher payroll costs at Flatbush Gardens due to the living wage requirement from the Article 11 transaction, higher utilities and water and sewer cost and higher tenant legal costs slightly offset by lower supplies expense.

Real estate taxes and insurance. Real estate taxes and insurance expenses decreased to $22,212 for the nine months ended September 30, 2024, from $24,373 for the nine months ended September 30, 2023, primarily due to the real estate tax exemption at Flatbush Gardens that began July 1, 2023, partially offset by increased real estate taxes at the remainder of the portfolio and higher insurance costs across the portfolio.

General and administrative. General and administrative expenses increased to $10,050 for the nine months ended September 30, 2024, from $9,831 for the September months ended September 30, 2023 primarily due to higher payroll expenses, partially offset by lower accounting fees in the period ended September 30, 2024 due to higher fees that were incurred in the period ended September 30, 2023 in relation to the separation from our prior auditor.

Transaction pursuit costs. Transaction pursuit costs primarily reflect costs incurred in respect of the entry into the Article 11 Agreement during the nine-months ended September 30, 2024.

Depreciation and amortization. Depreciation and amortization expense increased to $21,226 for the nine months ended September 30, 2024, from $20,524 for the nine months ended September 30, 2023, due to the additions to real estate across the portfolio during the nine months ended September 30, 2024.

Interest expense, net. Interest expense, net, increased to $31,474 for the nine months ended September 30, 2024, from $31,340 for the nine months ended September 30, 2023 primarily due to increased interest at the 10 West 65th Street as a result of the interest rate changing from fixed to a floating rate in the fourth quarter of 2022.

Loss on modification/extinguishment of debt. Loss on the extinguishment of debt consists of costs related to the early termination of our construction loan at 1010 Pacific. Additionally, we accelerated the remaining unamortized loan costs from the prior loan.

Net loss. As a result of the foregoing, net loss decreased to $4,653 for the nine months ended September 30, 2024, from $11,272 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $1,258 million indebtedness, net of unamortized issuance costs, secured by our properties, $18.6 million of cash and cash equivalents, and $17.5 million of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

In connection with the notice of termination of the City of New York lease at our 250 Livingston Street property and pursuant to the terms of the loan agreement described in Note 4, our available cash will be impacted by the establishment of a cash management account for the benefit of the Lender, which the Company expects to establish shortly,  into which the Company will be obligated to deposit all revenue generated by the property. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current lease at 141 Livingston Street upon its termination in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. Should the lease not be extended for a minimum of five years, in accordance with the terms of the mortgage note, the Company will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000. The loan servicer has, we believe, erroneously interpreted the loan agreement to require that the monthly payments begin July 2024 and we continue to discuss this issue with the servicer.

On October 28, 2024 we received notice that as of October 7, 2024 the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, they contend, our failure to make certain required payments under the loan, including, but not limited to, the reserve monthly deposit. The Special Servicer has demanded that we pay $2,222 of reserve payments into an escrow account immediately and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter. We contend the Special Servicer has misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, and that the Company has no obligation to make reserve payments at this time under the terms of the loan agreement. We continue to discuss this issue with the Special Servicer.

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovations and upgrading projects, leasehold improvements at the 250 Livingston property upon identification of a new tenant following move-out of the existing City of New York tenant, and debt payments at maturity and funding a $10,000 escrow and other payments discussed above, related to the 141 Livingston Street property if the Company we and the City of New York are unable to agree to terms of the lease extension and we and the Special Servicer are unable to agree on the terms of the loan agreement related to such property.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On August 1, 2024 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.4 million paid on August 22, 2024. During the three months ended September 30, 2024 and 2023, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.4 million and $4.3 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities	$21,337	$17,130
Investing activities	(57,097)	(27,783)
Financing activities	35,629	17,341

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023, were as follows:

Net cash flow provided by operating activities was $21,337 for the nine months ended September 30, 2024, compared to $17,130 for the nine months ended September 30, 2023. The increase in operating cash flows in the period ended September 30, 2024 from September 30, 2023 is primarily the result of an increase in revenues net of slightly higher expenses.

Net cash used in investing activities was $57,097 for the nine months ended September 30, 2024, compared to $27,783 for the nine months ended September 30, 2023. The increase was primarily due to higher capital spending for the Dean Street development of $34,689 and higher capital spending at Flatbush Gardens of $5,857, partially offset by decreased spending at 1010 Pacific Street of $9,759.

Net cash provided by financing activities was $35,629 for the nine months ended September 30, 2024, compared to $17,341 for the nine months ended September 30, 2023. Cash was provided in the nine months ended September 30, 2024, by $50,300 borrowings related to the Dean Street property, partially offset by $1,483 of amortization payments and dividend and distributions of $13,189. Cash was provided in the nine months ended September 30, 2023, by $40,617 refinancing the 1010 Pacific Street and Dean Street property loans, partially offset by scheduled debt amortization payments, $9,921 of loan extinguishment and issuance costs, and $13,044 of dividends and distributions.

Income Taxes

No provision has been made for income taxes since all of the Company’s operations are held in pass-through entities and accordingly the income or loss of the Company is included in the individual income tax returns of the partners or members.

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our first taxable three months ended March 31, 2015. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. We believe that we are organized and operate in a manner that will enable us to qualify and be taxed as a REIT and we intend to continue to satisfy the requirements for qualification as a REIT for federal income tax purposes.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FFO
Net loss	$(1,088)	$(2,325)	$(5,496)	$(12,709)
Real estate depreciation and amortization	7,456	7,282	22,289	21,376
FFO	$6,368	$4,957	$16,793	$8,667

AFFO
FFO	$6,368	$4,957	$16,793	$8,667
Amortization of real estate tax intangible	120	120	361	361
Amortization of above- and below-market leases	-	(1)	-	(18)
Straight-line rent adjustments	81	39	168	66
Amortization of debt origination costs	530	423	1,591	1,098
Amortization of LTIP awards	713	783	1,987	2,214
Transaction pursuit costs	—	—	—	357
Loss on extinguishment / modification of debt	—	—	—	3,868
Certain litigation-related expenses	—	(10)	—	(10)
Recurring capital spending	(50)	(51)	(184)	(375)
AFFO	$7,762	$6,260	$20,716	$16,228

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA
Net loss	$(1,088)	$(2,325)	$(5,496)	$(12,709)
Real estate depreciation and amortization	7,456	7,282	22,289	21,376
Amortization of real estate tax intangible	120	120	361	361
Amortization of above- and below-market leases	—	(1)	—	(18)
Straight-line rent adjustments	81	39	168	66
Amortization of LTIP awards	713	783	1,987	2,214
Interest expense, net	11,840	11,527	35,320	32,996
Transaction pursuit costs	—	—	—	357
Loss on extinguishment / modification of debt	—	—	—	3,868
Certain litigation-related expenses	—	(10)	—	(10)
Adjusted EBITDA	$19,122	$17,415	$54,629	$48,501

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NOI
Income from operations	$10,752	$9,202	$29,824	$24,155
Real estate depreciation and amortization	7,456	7,282	22,289	21,376
General and administrative expenses	3,370	3,340	10,380	10,029
Transaction pursuit costs	-	-	-	357
Amortization of real estate tax intangible	121	120	361	361
Amortization of above- and below-market leases	-	(1)	-	(18)
Straight-line rent adjustments	81	39	168	66
NOI	$21,780	$19,982	$63,022	$56,326

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

A one percent change in interest rates on our $132.0 million of variable rate debt as of September 30, 2024, would impact annual net loss by approximately $1.3 million.

At September 30, 2024, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,196.7 million and $1,160.4 million as of September 30, 2024 and December 31, 2023, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results, and there have been no material changes to those risk factors for the nine months ended September 30, 2024. except for the following updates:

We depend on certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause an adverse effect on us, including our financial condition, results of operations and cash flow when these agencies opt to early terminate or opt not to renew their leases.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of September 30, 2024, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 22% of our total revenues for the nine months ended September 30, 2024.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services (“NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15.4 million per annum. The Company may be unable to replace NYC as a tenant or unable to replace them with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston lease, pursuant to the terms of the loan agreement related to $125 million building mortgage, we expect to establish shortly a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

If NYC were to decide not to renew the 141 Livingston Street lease which expires December 27, 2025, which is the stated termination date pursuant to the terms of the lease, we would be at risk of not being able to replace the NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.  If we are not able to extend or replace the NYC lease at our 141 Livingston property for a minimum of a five year term, we will be required to either fund an escrow account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

In addition, on October 28, 2024 we received notice that as of October 7, 2024 the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, they contend, our failure to make certain required payments under the loan, including, but not limited to, the reserve monthly deposit. The Special Servicer has demanded that we pay $2,222 of reserve payments into an escrow account immediately and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter. We contend the Special Servicer has misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, and that the Company has no obligation to make reserve payments at this time under the terms of the loan agreement. We continue to discuss this issue with the Special Servicer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q and Item 5 below for information related to 141 Livingston Street property.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company’s subsidiary, 141 Livingston Owner LLC, and Citi Real Estate Funding Inc. entered into the Loan Agreement, dated as of February 18, 2021 related to the Company’s 141 Livingston property (the “Loan Agreement”).  The Company and the City of New York that leases commercial space at 141 Livingston Street property are negotiating the terms of a five-year extension of the current lease upon its termination in December of 2025. There can be no assurance that the negotiations will conclude with an agreement.

On October 28, 2024 we received notice that as of October 7, 2024 the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, they contend, our failure to make certain required payments under the loan, including, but not limited to, the reserve monthly deposit. The Special Servicer has demanded that we pay $2,222 of reserve payments into an escrow account immediately and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter. We contend the Special Servicer has misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, and that the Company has no obligation to make reserve payments at this time under the terms of the loan agreement. We continue to discuss this issue with the Special Servicer.

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

CLIPPER REALTY INC.

October 31, 2024	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer