Form 10-K
period 2024-12-31
Clipper Realty Inc.
filed 2025-02-14
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price per share of the registrant’s common stock on the New York Stock Exchange as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter – $49,096,593

As of February 14, 2025, there were 16,146,546 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file its definitive proxy statement relating to its 2025 Annual Meeting of Stockholders no later than 120 days after the end of its fiscal year, and certain portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, . We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	our dependency on two commercial leases with certain agencies of the City of New York, as a single government tenant in our office buildings, which could cause a material adverse effect on us, including our financial condition, results of operations and cash flow, with one lease terminating effective August 23, 2025 and the other lease expiring on December 27, 2025;

●	the impact of the increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our properties;

●	market and economic conditions, affecting occupancy, rental rates, the overall market value of our properties, our access to capital and the cost of capital, and our ability to refinance indebtedness;

●	economic or regulatory developments in New York City;

●	changes in rent stabilization regulations or claims by tenants in rent-stabilized units that their rents exceed specified maximum amounts under current regulations;

●	our ability to control operating costs to the degree anticipated;

●	the risk of damage to our properties, including from severe weather, natural disasters, climate change, and terrorist attacks;

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●	We depend on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease terminating effective August 23, 2025 and the other lease expiring on December 27, 2025. Our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminates in August 2025 or to negotiate a five-year extension of the lease expiring in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

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

●	Increased inflation may have a negative effect on rental rates and our results of operations;

●	Our subsidiaries may be prohibited from making distributions and other payments to us;.

●	We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock;

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

Overview

Clipper Realty Inc. is a self-administered and self-managed real estate company that acquires, owns, manages, operates and repositions multifamily residential and commercial properties in the New York metropolitan area, with a portfolio in Manhattan and Brooklyn. We were formed to continue and expand the commercial real estate business of the 50/53 JV LLC, a Delaware limited liability company, Renaissance Equity Holdings LLC, a Delaware limited liability company, Berkshire Equity LLC, a Delaware limited liability company, and Gunki Holdings LLC, a Delaware limited liability company (collectively referred to as, the "Predecessor” or the "predecessor entities”). These predecessor entities were formed by principals of our management team from 2002 to 2014. Our primary focus is to continue to own, manage and operate our portfolio, and to acquire and re-position additional multifamily residential and commercial properties in the New York metropolitan area.

We were incorporated in the State of Maryland on July 7, 2015. On August 3, 2015, we closed a private offering of shares of our common stock, in which we raised net proceeds of approximately $130.2 million. In connection with the private offering, we consummated a series of investment and other formation transactions that were designed, among other things, to enable us to qualify as a real estate investment trust, or a "REIT,” for U.S. federal income tax purposes, and we elected to be treated as a REIT commencing with the taxable year ended December 31, 2015. We contributed the net proceeds of the private offering to Clipper Realty L.P., our operating partnership subsidiary, or the "Operating Partnership,”, in exchange for units in the Operating Partnership.

On February 9, 2017, we priced an initial public offering, or the "IPO,” of 6,390,149 primary shares of our common stock (including the exercise of the over-allotment option, which closed on March 10, 2017). The net proceeds of the IPO were approximately $78.7 million. We contributed the proceeds of the IPO to the Operating Partnership, in exchange for units in the Operating Partnership.

As of December 31, 2024, the properties owned by the Company consisted of the following:

•

Tribeca House in Manhattan, comprising two buildings, one with 21 stories and one with 12 stories, containing residential and retail space with an aggregate of approximately 483,000 square feet of residential rental Gross Leasable Area ("GLA”) and 77,000 square feet of retail rental and parking GLA;

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

Our ownership interest in our initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering of shares of our common stock on August 3, 2015. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the "LLC subsidiaries.” Upon completion of the private offering and the formation transactions described above, we assumed responsibility for managing the LLC subsidiaries, which are managed by us through the Operating Partnership. The Operating Partnership is the managing member of the LLC subsidiaries and owns Class A units in such LLC subsidiaries. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries. In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the LLC Subsidiaries and an equal number of special, non-economic, voting stock in the Company. The Class B LLC units, together with the special voting shares, are convertible into shares of our common stock on a one-for-one basis. As of December 31, 2024, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.0% of our common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 38.0% of the aggregate distributions from the LLC subsidiaries.

We have two reportable operating segments: residential rental properties and commercial rental properties. Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We derive approximately 74% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. As of December 31, 2024, agencies of the City of New York leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, representing approximately 22% of our total revenues for the year ended December 31, 2024.

As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $9.9 million through the end of the term. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current 206,084 square foot lease at 141 Livingston Street that expires in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. The current lease at 141 Livingston Street provides for $10.3 million rent per annum.

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

New York Regulation

The Company and its properties are subject to government regulations including, but not limited to real property, rental and environmental regulations such as the New York State Real Property Law and the New York State Real Property Tax Law. Additionally, numerous municipalities, including New York City where our multi-family residential properties are located, impose rent control or rent stabilization on apartment buildings including, as discussed below, the Housing Stability and Tenant Protection Act of 2019 which affects rent-stabilized apartments in New York City. The update to the New York eviction laws for the so-called “Good Cause-Eviction” law limits evictions for certain tenants that failed to pay what is deemed “unreasonable” rent increases. The Americans With Disabilities Act requires us to meet federal requirements related to access and use by disabled persons and the FHAA (as defined below) requires our buildings to comply with design and construction requirements for disabled access.  Our buildings are also subject to certain New York City environmental regulations which require us to meet certain environmental criteria over various periods of time.

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

On June 29, 2023, the Company’s Flatbush Gardens property entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department of Housing Preservation and Development ( the “Article 11 Agreement”). The Company committed to maintain rents with existing area median income groups, to lease 249 units to formerly homeless families and provide certain services as units become vacant, committed to pay prevailing wage rates to employees of the property as defined under New York City regulations and committed to a 3-year capital improvements plan.

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

Human Capital Resources

As of December 31, 2024, we had 171 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract in effect through December 31, 2027. The Building Maintenance Employees Union, Local 486 contract is in effect through February 28, 2026.

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

Risks Related to Real Estate

We depend on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease terminating effective August 23, 2025 and the other lease expiring on December 27, 2025.  Our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminates in August 2025 or to negotiate a five-year extension of the lease expiring in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2024, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, the rents from which represented approximately 22% of our total revenues for the year-ended December 31, 2024.  We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street.  Breaches of these covenants could result in defaults under the loan agreements.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15.4 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston Street lease, pursuant to the terms of the loan agreement related to $125 million building mortgage, we have established a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. As of February 14, 2025, we are required to deposit into such cash management account approximately $5.7 million upon demand by the lender. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On January 2, 2025, we were notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer in order for us to engage in negotiations on a modification of our loan. On January 6, 2025, we and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement.

The 141 Livingston Street lease expires on December 27, 2025, and if NYC were to decide not to renew or extend such lease on its stated termination date, pursuant to the terms of the lease, we would be at risk of not being able to replace  NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. We and NYC are in the process of negotiating the terms of a five-year extension of the current lease upon its expiration in December 2025. There can be no assurance that the negotiations will conclude with an agreement.

Our subsidiary, 141 Livingston Owner LLC (the “Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100 million loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. We and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

If we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10 million payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10 million

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the “Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2.2 million of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555,555 for an additional 14 months, (ii) $1.2 million of default interest and late charges through October 7, 2024, and (iii) an additional $10,417 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts include, but are not limited to, $100.0 million principal amount of the mortgage notes, approximately $5.0 million of default yield maintenance premium, $10.0 million aggregate reserve deposit, and the above-described penalty default interest and penalties.

We believe that (i) we have made timely payments under the loan agreement, (ii) the servicer and the Special Servicer have misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, (iii) we have no current obligation to make such reserve payments under the loan agreement and (iv) we should not be obligated to pay the default interest and late charges. We and the Special Servicer have entered into a pre-negotiation agreement and as such are engaged in good faith discussions regarding the terms of the loan agreement related to the monthly reserve deposit, among other matters. However, if we are unable to resolve this matter in a manner favorable to us, the lender may also seek to exercise any of its other rights or remedies under the loan agreement.

On December 18, 2024, we received notice from the Special Servicer that due to its allegation that Clipper Realty (the “Guarantor”) did not maintain a net worth of not less than $100 million as of December 31, 2022 and 2023, respectively, as required under the loan agreement, we are in default on the loan. We replied to the Special Servicer disputing such calculation and alleging that the Special Servicer did not calculate net worth in a reasonable manner. We provided the Special Servicer with our own calculation of net worth that shows a net worth in excess of the required amount. We await a response from the Special Servicer.

On January 21, 2025, we received notice from the Special Servicer alleging that certain elements of our insurance on the building at 141 Livingston Street are not in compliance with the loan agreement requirements, including, but not limited to, due to a deductible in excess of what is permitted under the terms of the loan agreement and the use of an insurance carrier with a rating agency rating below that which is permitted under the terms of the loan agreement.

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

On April 20, 2024, New York eviction laws were updated to enact the Good Cause Eviction Law (Good Cause), which dramatically impacts the rights and obligations of landlords and tenants in New York by limiting evictions, requiring lease renewals, and capping rent increases for most market rate apartments in New York City, and potentially, other villages, towns, or cities state-wide. Good Cause is effective immediately and will apply to all new leases and renewal leases, unless exempted, in New York City and to any other villages, towns, or cities that chose to opt-in to the law.

Under Good Cause, unless an exemption applies, landlords are now subject to various limitations on seeking to remove a tenant from a residential unit, unless there is good cause to do so. The law listed what is considered Good Cause, including rent that is not unreasonable. This law generally restricts the amount the landlord can increase rents.

All of our properties are located in New York City, and adverse economic or regulatory developments in New York City or parts thereof, including the boroughs of Brooklyn and Manhattan, could negatively affect our results of operations, financial condition, cash flow, and ability to make distributions to our stockholders.

All of our properties are located in New York City, with all of our current portfolio being in the boroughs of Manhattan and Brooklyn. As a result, our business is dependent on the condition of the economy in New York City and the views of potential tenants regarding living and working in New York City, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in New York City, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, terror attacks, increases in real estate and other taxes, increases in costs of complying with governmental regulations and/or increased regulation such as the Housing Stability and Tenant Protection Act of 2019, which was signed into law in New York in June 2019 and the so-called Good Cause Eviction law that was signed into law in New York in April of 2024. Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to meet our debt obligations and to make distributions to our stockholders.

Our portfolio’s revenue is currently generated from eight properties.

As of December 31, 2024, our portfolio consisted of nine properties, eight of which generated revenues in 2024 – the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the 10 West 65th Street property, the Clover House property and the 1010 Pacific Street property, which accounted for 28.2%, 31.3%, 11.1%, 12.1%, 4.8%, 2.7%, 5.5% and 4.3%, respectively, of our portfolio’s total revenue for the year ended December 31, 2024. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space or vacating space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2024, we had approximately 65,696 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 69% of the square footage of residential space at the operating properties will expire during the year ending December 31, 2025 (including month-to-month leases). As of December 31, 2024, we had no vacant commercial space, and approximately 13,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates

As of February 23, 2024, NYC notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. As of that date, 342,496 of rentable square feet of commercial space will be available.

Additionally, the 206,084 square foot lease with the City of New York at 141 Livingston Street property will expire at December 27, 2025. We and the NYC are negotiating the terms of a five-year extension of the current lease. There can be no assurance that the negotiations will conclude with an agreement.

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

Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. In these events, we cannot assure you that such tenants will renew those leases or not exercise early termination options or that we will be able to re-lease spaces on economically advantageous terms or at all. For example, the City of New York has advised us that it will vacate the 250 Livingston Street property in August 2025. The loss of rental revenues from our tenants and our inability to replace such tenants may adversely affect us, including our profitability, our ability to meet our debt and other financial obligations and our ability to make distributions to our stockholders.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2024, we had no corporate debt and $1,275.4 million in property-level debt. See Note 4 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost-effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

We are a party to various claims and routine litigation arising in the ordinary course of business and are subject to government oversight and actions. Some of these claims and actions or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. Adverse developments in existing litigation claims legal proceedings or government investigations involving us or new claims or investigations could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, certain litigation or the resolution of certain litigation or investigations may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors. See Note 7, “Commitments and Contingencies” of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

If we fail to maintain the adequacy of our internal control over financial reporting in the future, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Any failure to achieve and maintain an effective system of internal control could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in the price of our common stock.

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

We take steps to monitor and develop our information technology networks and infrastructure, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Undetected and/or unremedied critical vulnerabilities that are exploited could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their Class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. As a result, our continuing investors are generally entitled to exercise 69.8% of the voting power in our Company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our Company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our Company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

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

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 69.8% of the voting power in our Company, including in connection with a merger or other acquisition of our Company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our Company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

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

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder approval. For example, we previously established a policy for our target leverage ratio in a range of 45% to 55%. Under the policy, our leverage ratio may be greater than or less than the target range from time to time and our board of directors may amend our target leverage ratio range at any time without stockholder approval. Accordingly, while not intending to do so, we may adopt policies that may have an adverse effect on our financial condition, results of operations, ability to pay dividends or make other distributions to our stockholders and the market value of our common stock.

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

As of December 31, 2024, we had $1,275.4 million of total indebtedness, all of which was property-level debt. See Note 4 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2024, we had approximately $140.0 million of variable rate indebtedness outstanding, for our Dean Street development property and our 10 West 65th Street property, which constitutes approximately 11.0% of total outstanding indebtedness as of such date, and we have experienced increases in the interest rates on such indebtedness, which has increased our interest expense and adversely impacted our results of operations and cash flows. Continued increases in interest rates would further increase our interest expense and increase the cost of refinancing existing indebtedness and of issuing new debt. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions and make acquisitions and develop properties.

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

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, which we believe have materially affected, or are reasonably likely, to materially affect our Company, including our business strategy, results of operations, or financial condition. However, we cannot assure you that we will not experience any such threats or incidents in the future. See “Item 1A. Risk factors” in this Annual Report on Form 10-K, for additional discussion about cybersecurity-related risks.

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2024, our portfolio consisted of nine properties totaling approximately 3.4 million rentable square feet (plus an approximately 154 thousand rentable square feet under development) and was approximately 98% leased (excluding square footage under development). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the 10 West 65th Street residential property, the Clover House residential property, the 1010 Pacific Street residential property and the Dean Street property (currently under development).

The table below presents an overview of the Company’s portfolio as of December 31, 2024:

Address	Submarket	Year Built	Leasable Sq. Ft.		# Units		Percent Leased	Annualized December 2024 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Residential
Tribeca House	Manhattan	1921/1964	482,512		506		98.4%	$38.27	$84.98
Flatbush Gardens	Brooklyn	1950	1,748,671		2,494		99.1%	$51.40	$30.04
250 Livingston Street	Brooklyn	1920	26,819		36		100.0%	$1.49	$61.11
Aspen	Manhattan	2004	165,542		232		99.5%	$6.56	$40.82
10 West 65th Street	Manhattan	1939	75,678		82		100.0%	$4.28	$56.59
Clover House	Brooklyn	1959	102,131		158		97.4%	$8.16	$85.91
1010 Pacific Street	Brooklyn	2023	115,401		175		97.7%	$6.81	$62.80
			2,716,754		3,683		98.9%	$116.7	$44.31

Commercial
141 Livingston Street	Brooklyn	1959	220,937		2		100.0%	$10.7	$81.17
250 Livingston Street	Brooklyn	1920	343,486		2		100.0%	$15.5	$175.85
Tribeca House	Manhattan	1921/1964	77,383		10		88.5%	$3.89	$67.56
Aspen	Manhattan	2004	12,429		5		73.4%	$0.46	$50.29
			654,235		19		90.5%	$30.55	$51.60
Total			3,370,989		3,702		97.3%	$147.52	$44.97	(2)
Real Estate Under Development
Dean Street	Brooklyn		154,468	(3)	242	(3)

(1)	Represents annualized revenue based on December 2024 data.
(2)	Represents weighted average.
(3)	Land purchases made on December 22, 2021, February 14, 2022 and April 14, 2022, square footage and number of units based on management’s development estimates

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2024. Excludes residential leases which are generally of one year duration.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2025	2	548,550	25,693,317	84.0%
2026	1	510	18,727	0.1%
2027	2	40,568	1,730,482	5.7%
2028	2	1,597	138,336	0.5%
2029	—	—	—	0.0%
2030	2	2,685	172,017	0.6%
2031	1	540	165,500	0.5%
2032	3	6,106	522,132	1.7%
2033	1	24,200	1,456,560	4.8%
2034	1	2,212	149,976	0.5%
Thereafter	3	8,052	541,500	1.8%
Total	18	635,020	$30,588,547	100.0%

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

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally managed garage. Tenants include Equinox (a premium fitness club), Starbucks and 7 Eleven. The weighted average remaining lease duration of the retail tenants at December 31, 2024, is approximately four years.

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

The Tribeca House properties are encumbered by a loan through Deutsche Bank AG with a balance of $360.0 million as of December 31, 2024. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

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

Flatbush Gardens is encumbered by a mortgage note to New York Community Bank with a balance of $329.0 million as of December 31, 2024. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

The 141 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $100 million as of December 31, 2024. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expires on December 27, 2025, and if NYC were to decide not to renew or extend such lease on its stated termination date, pursuant to the terms of the lease, we would be at risk of not being able to replace  NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. We and NYC are in the process of negotiating the terms of a five-year extension of the current lease upon its expiration in December 2025. There can be no assurance that the negotiations will conclude with an agreement.

Our subsidiary, 141 Livingston Owner LLC (the “Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100 million loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. We and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

If we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10 million payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10 million

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the “Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2.2 million of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555,555 for an additional 14 months, (ii) $1.2 million of default interest and late charges through October 7, 2024, and (iii) an additional $10,417 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts include, but are not limited to, $100.0 million principal amount of the mortgage notes, approximately $5.0 million of default yield maintenance premium, $10.0 million aggregate reserve deposit, and the above-described penalty default interest and penalties.

We believe that (i) we have made timely payments under the loan agreement, (ii) the servicer and the Special Servicer have misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, (iii) we have no current obligation to make such reserve payments under the loan agreement and (iv) we should not be obligated to pay the default interest and late charges. We and the Special Servicer have entered into a pre-negotiation agreement and as such are engaged in good faith discussions regarding the terms of the loan agreement related to the monthly reserve deposit, among other matters. However, if we are unable to resolve this matter in a manner favorable to us, the lender may also seek to exercise any of its other rights or remedies under the loan agreement.

On December 18, 2024, we received notice from the Special Servicer that due to its allegation that Clipper Realty (the “Guarantor”) did not maintain a net worth of not less than $100 million as of December 31, 2022 and 2023, respectively, as required under the loan agreement, we are in default on the loan. We replied to the Special Servicer disputing such calculation and alleging that the Special Servicer did not calculate net worth in a reasonable manner. We provided the Special Servicer with our own calculation of net worth that shows a net worth in excess of the required amount. We await a response from the Special Servicer.

On January 21, 2025, we received notice from the Special Servicer alleging that certain elements of our insurance on the building at 141 Livingston Street are not in compliance with the loan agreement requirements, including, but not limited to, due to a deductible in excess of what is permitted under the terms of the loan agreement and the use of an insurance carrier with a rating agency rating below that which is permitted under the terms of the loan agreement.

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

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2024. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15.4 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston Street lease, pursuant to the terms of the loan agreement related to $125 million building mortgage, we have established a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. As of February 14, 2025, we are required to deposit into such cash management account approximately $5.7 million upon demand by the lender. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On January 2, 2025, we were notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer in order for us to engage in negotiations on a modification of our loan. On January 6, 2025, we and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement.

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

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $59.4 million as of December 31, 2024. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

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

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2024. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

The 10 West 65th Street property is encumbered by a mortgage note to New York Community Bank, entered into in connection with the acquisition of the property, with a balance of $31.4 million as of December 31, 2024. The note matures on November 1, 2027, and bore an interest rate of 3.375% through October 2022 at which time it was scheduled to reset to the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022, the Company signed an amendment to the note that changed the benchmark and spread used from LIBOR plus 2.75% to 1-Month CME term SOFR plus 2.5%, rounded up to the nearest 1/8th and reset monthly. The benchmark rate at December 31, 2024 was 4.75%. The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule.  We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

There is $80.0 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2024, in the form of a mortgage note to Valley National Bank which provides for maximum borrowings of $80.0 million. The loan provided initial funding of $60.0 million and a further $20.0 million subject to the achievement of certain financial targets. The initial funding of $60.0 million has an annual interest rate of 5.55%. The additional borrowing of $20.0 million has an annual interest rate of 6.37%. The total borrowing of $80.0 million has a term of twenty-four months and matures on September 15, 2025. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date.

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

The Senior Loan allows maximum borrowings of $115 million for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (8.55% at December 31, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $37.0 million, a construction loan of up to $62.4 million and a project loan of up to $15.6 million. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of December 31, 2024, the Company has drawn $49.3 million from the construction loan and $12.5 million from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (14.55% at December 31, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of December 31,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the years ended December 31, 2024 and 2023, the Company incurred $1,508 and $161, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023, the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The line of credit expired on August 10, 2024.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 7, “Commitments and Contingencies” of our consolidated financial statements included in this form 10-K for a discussion of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the ticker symbol “CLPR”. The stock began trading on February 10, 2017.

Holders

As of February 14, 2025, there were 6,112 beneficial holders of our common stock.

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

As of December 31, 2024, the Company owned:

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

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties.  See Note 9. Segment Reporting to our consolidated financial statements included in this Form 10-K.

Trends

During 2024, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at December 31, 2024 was $82.52, up from $77.70 at December 31, 2023. At the Flatbush Garden property, average residential rent per square foot increased at December 31, 2024, was $30.04, up from $26.69 at December 31, 2023. At the Clover House property, average residential rent per square foot at December 31, 2024, was $85.91, an increase from $80.93 at December 31, 2023. Urban office markets have also generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space.

As of December 31, 2024, the Company’s office properties had not been adversely affected from a rent perspective as a result of its long-term leases with the City of New York. However, As of February 23, 2024, the City of New York informed the Company of its intention to terminate the lease at 250 Livingston Street effective August 23, 2025. Additionally, as we move forward with the approaching expiration of the lease at 141 Livingston Street in December 2025, the Company and the City of New York are negotiating the terms of a five-year extension of their current lease. There can be no assurance that the negotiations will conclude with an agreement, and the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See “- Liquidity and Capital Resources” below and Part I, Item 1A. Risk Factors.”

Throughout 2024 and 2023, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of December 31, 2024, was approximately 4.0% per annum.

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

A majority of the leases at our apartment communities are for approximately one-year terms, which, in a rising market, generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason and, in a falling market, may require us to receive decreased rents upon renewal of existing leases or commencement of new leases. Our ability to seek increased rents at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019 (“HSTP”), which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our Tribeca House and 10 West 65th Street property upon lease renewal; effective October 1, 2024, such increases are 2.75% for a one-year lease and 5.25% for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property, our Aspen property and a portion of our 10 West 65th Street property on new leases. In addition to the HSTP regulation, at Flatbush Gardens the Company entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department Housing Preservation and Development (the “Article 11 Agreement”). This agreement required us to commit to maintaining rents within existing area medium income groups. In exchange, the Company is eligible to receive incremental rental assistance under section 610 of the Private Housing Financing Law for tenants receiving government rental assistance. The Section 610 rental assistance is paid by the government the City of New York as incremental rent above and beyond the base rent paid by the tenant. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property and a portion of our 10 West 65th Street property. However, they may be impacted by the April 2024 New York “Good-Cause eviction” law.

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

Significant Accounting Policies

Segments

On December 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the useful lives of long-lived assets, review of long-lived assets for impairment and contingent liabilities. Actual results could materially differ from these estimates.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2024.

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

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts the Company records lease income under ASC 842,"Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450.

For the year ended December 31, 2024 and 2023, the Company charged revenue in the amount of $4,219 and $4,526, respectively, for residential receivables not deemed probable of collection and recognized revenue of $299 and $1,447, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2024 and 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2024 and 2023, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2024, or 2023.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

Results of Operations

Our focus throughout the years ended December 31, 2024 and 2023, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2024 and 2023 (in thousands)

	2024	Less: 1010 Pacific	2024: Excluding 1010 Pacific	2023	Less: 1010 Pacific	2023: Excluding 1010 Pacific	Increase (decrease) Excluding 1010 Pacific	%
Revenues
Residential rental income	$109,873	$6,451	$103,422	$99,716	$3,114	$96,602	$6,820	7.1%
Commercial rental income	38,902	66	38,836	38,489	24	38,465	371	1.0%
Total revenues	148,775	6,517	142,258	138,205	3,138	135,067	7,191	5.3%
Operating Expenses
Property operating expenses	34,163	906	33,257	30,619	702	29,917	3,340	11.2%
Real estate taxes and insurance	29,770	(20)	29,790	31,951	360	31,591	(1,801)	(5.7)%
General and administrative	14,152	421	13,731	13,169	240	12,929	802	6.2%
Transaction pursuit costs	—	—	—	357	—	357	(357)	(100.0)%
Depreciation and amortization	29,892	1,417	28,475	28,939	1,305	27,634	841	3.0%
Total operating expenses	107,977	2,724	105,253	105,035	2,607	102,428	2,825	2.8%
Litigation settlement and other	(269)	—	(269)	—	—	—	(269)	—
Income from operations	40,529	3,793	36,736	33,170	531	32,639	4,097	12.6%
Interest expense, net	(47,111)	(5,168)	(41,943)	(44,867)	(3,013)	(41,854)	(89)	(0.2)%
Loss on modification/extinguishment of debt	—	—	—	(3,868)	—	(3,868)	3,868	100.0%
Net loss	$(6,582)	$(1,375)	$(5,207)	$(15,565)	$(2,482)	$(13,083)	$7,876	60.2%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures. The discussion below compares amounts in 2024, excluding 1010 Pacific, to 2023 amounts.

Revenue. Residential rental income increased to $103,422 for the year ended December 31, 2024, from $96,602 for the year ended December 31, 2023, primarily, due to increases in rental rates. For example, base rent per square foot increased at the Tribeca House property to $82.52 at December 31, 2024, from $77.70 at December 31, 2023 and base rent per square foot increased at the Clover House property to $85.91 at December 31, 2024, from $80.93 at December 31, 2023.

Commercial rental income increased to $38,836 for the year ended December 31, 2024, from $38,465 for the year ended December 31, 2023, primarily due to increased escalation billings at the 250 Livingston Street property.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $33,257 for the year ended December 31, 2024, from $29,917 for the year ended December 31, 2023, primarily due to increased payroll for maintenance activities, legal costs for collection activities and utilities costs.

Real estate taxes and insurance.   Real estate taxes and insurance expenses decreased to $29,790 for the year ended December 31, 2024, from $31,591 for the year ended December 31, 2023, due to the real estate tax exemption at Flatbush Gardens that began July 1, 2023, partially offset by increased property taxes and insurance across the portfolio .

General and administrative.   General and administrative expenses increased to $13,731 for the year ended December 31, 2024, from $12,929 for the year ended December 31, 2023, primarily due to higher payroll costs partially offset by lower accounting fees in relation to the separation from our prior auditor in 2023.

Transaction pursuit costs. Transaction pursuit costs of $357 in 2023 primarily reflect costs related to the Article 11 Agreement and an abandoned acquisition.

Depreciation and amortization.   Depreciation and amortization expense increased to $28,475 for the year ended December 31, 2024, from $27,634 for the year ended December 31, 2023, due to additions to real estate across the portfolio, primarily at Flatbush Gardens.

Litigation settlement. Litigation settlement costs of $269 related to additional costs of litigation at the Tribeca House property primarily settled in 2022.

Interest expense, net.   Interest expense, net, increased to $41,943 for the year ended December 31, 2024 from $41,854 for the year ended December 31, 2023, primarily due to lower capitalized interest as a result of completion of development of the 1010 Pacific property in the second quarter of 2023.

Loss on modification/extinguishment of debt.   Loss on the extinguishment of debt in 2023 consists of costs related to the early termination of our construction loan at 1010 Pacific including the acceleration of the remaining unamortized loan costs from the prior loan.

Net loss.   As a result of the foregoing, net loss decreased to $5,205 for the year ended December 31, 2024, from $13,083 for the year ended December 31, 2023.

For comparison of the year ended December 31, 2023 to the year ended December 31, 2022, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $1,275.4 million of indebtedness (net of unamortized issuance costs) secured by our properties, $19.9 million of cash and cash equivalents, and $18.2 million of restricted cash. See Note 4 “Notes Payable” of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2024
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	3/6/2031	3.21%	100,000
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	59,403
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
10 West 65th Street, Manhattan, NY	11/1/2027	SOFR + 2.50%	31,437
1010 Pacific Street, Brooklyn, NY	9/15/2025	5.55%	60,000
1010 Pacific Street, Brooklyn, NY	9/15/2025	6.37%	20,000
953 Dean Street, Brooklyn, NY	8/10/2026	SOFR + 4%	98,849
953 Dean Street, Brooklyn, NY	8/10/2026	SOFR + 10%	9,670
			$1,275,359

Flatbush Gardens

There is $329,000 of mortgage debt secured by Flatbush Gardens, as of December 31, 2024, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2024, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15,400 per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston Street lease, pursuant to the terms of the loan agreement related to $125,000 building mortgage, we have established a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. As of February 14, 2025, we are required to deposit into such cash management account approximately $5,684 upon demand by the lender. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On January 2, 2025, we were notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer in order for us to engage in negotiations on a modification of our loan. On January 6, 2025, we and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors.

141 Livingston Street

There is $100,000 in mortgage debt secured by 141 Livingston Street, as of December 31, 2024, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expires on December 27, 2025, and if NYC were to decide not to renew or extend such lease on its stated termination date, pursuant to the terms of the lease, we would be at risk of not being able to replace  NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. We and NYC are in the process of negotiating the terms of a five-year extension of the current lease upon its expiration in December 2025. There can be no assurance that the negotiations will conclude with an agreement.

Our subsidiary, 141 Livingston Owner LLC (the “Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100,000 loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. We and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

If we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the “Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2,200 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555 for an additional 14 months, (ii) $1.2 million of default interest and late charges through October 7, 2024, and (iii) an additional $10 per diem interest for each day thereafter (an additional $1,356 as of February 14, 2025).

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts include, but are not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

We believe that (i) we have made timely payments under the loan agreement, (ii) the servicer and the Special Servicer have misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, (iii) we have no current obligation to make such reserve payments under the loan agreement and (iv) we should not be obligated to pay the default interest and late charges. We and the Special Servicer have entered into a pre-negotiation agreement and as such are engaged in good faith discussions regarding the terms of the loan agreement related to the monthly reserve deposit, among other matters. However, if we are unable to resolve this matter in a manner favorable to us, the lender may also seek to exercise any of its other rights or remedies under the loan agreement.

On December 18, 2024, we received notice from the Special Servicer that due to its allegation that Clipper Realty (the “Guarantor”) did not maintain a net worth of not less than $100,000 as of December 31, 2022 and 2023, respectively, as required under the loan agreement, we are in default on the loan. We replied to the Special Servicer disputing such calculation and alleging that the Special Servicer did not calculate net worth in a reasonable manner. We provided the Special Servicer with our own calculation of net worth that shows a net worth in excess of the required amount. We await a response from the Special Servicer.

On January 21, 2025, we received notice from the Special Servicer alleging that certain elements of our insurance on the building at 141 Livingston Street are not in compliance with the loan agreement requirements, including, but not limited to, due to a deductible in excess of what is permitted under the terms of the loan agreement and the use of an insurance carrier with a rating agency rating below that which is permitted under the terms of the loan agreement.

Tribeca House

There is a $360,000 loan secured by the Tribeca House properties, as of December 31, 2024, through Deutsche Bank AG. The loan matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

Aspen

There is $59,403 in mortgage debt secured by Aspen, as of December 31, 2024, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82,000 in mortgage debt secured by Clover House as of December 31, 2024, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

There is $31,437 in mortgage debt secured by 10 West 65th Street as of December 31, 2024, in the form of a mortgage note to New York Community Bank (“NYCB”), entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.88% at December 31, 2024). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

1010 Pacific Street

There is $80,000 in mortgage debt secured by 1010 Pacific Street as of December 31, 2024, in the form of two mortgage notes to Valley National Bank. There is a $60,000 note which has an annual interest rate of 5.55% and a second note of $20,000 with an annual interest rate of 6.37%. The total borrowing of $80,000 has a term of twenty-four months and matures on September 15, 2025. The Company has the option to prepay in full, or in part, the unpaid balance of the note prior to the maturity date.

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

On August 10, 2023, the “Company refinanced its $36,985 mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115,000 and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8,000.

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (8.55% at December 31, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of December 31, 2024, the Company has drawn $49,315 from the construction loan and $12,549 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (14.55% at December 31, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of December 31,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the years ended December 31, 2024 and 2023, the Company incurred $1,508 and $161, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

Corporate

On August 10, 2023 the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The line of credit expired on August 10, 2024.

The Company has provided a limited guaranty for mortgage notes at several of its properties which require the Company to maintain certain minimum liquidity and net worth levels. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. Except as described above, the Company is not in default on any of its loan agreements.

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2024:

	(in thousands)
	Principal	Interest	Total
2025	$82,144	$44,554	$126,699
2026	101,091	41,792	142,883
2027	43,019	51,333	94,352
2028	416,554	45,712	462,266
2029	209,571	37,714	247,285
Thereafter	422,980	75,940	498,919
Total	$1,275,359	$297,045	$1,572,404

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2024 the Company spent approximately $9.1 million on capital improvements required under the HRMLA.

The Company is obligated to provide parking availability through August 2025 under a lease with a tenant at the 250 Livingston Street property; the current cost to the Company is approximately $205 per year.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our stockholders. During the years ended December 31, 20424 and 2023, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $17.6 million and $17.4 million, respectively.

Cash Flows for the Years ended December 31, 2024 and 2023 (in thousands)

	Year Ended December 31,
	2024	2023
Operating activities	$31,862	$26,185
Investing activities	(68,781)	(41,357)
Financing activities	38,746	20,731

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2024 and 2023, are as follows:

Net cash provided by operating activities was $31,862 for the year ended December 31, 2024, compared to $26,185 for the year ended December 31, 2023. The net increase during the 2024 period primarily reflects improved revenues discussed above, improved collection experience and lower property tax payments due to the entry into the Article 11 Agreement.

Net cash used in investing activities was $68,781 for the year ended December 31, 2024, compared to $41,357 for the year ended December 31, 2023. The increase was primarily due to $41,099 increased capital spending at the Dean Street and Flatbush Garden properties partially offset by $13,675 lower capital spending at all of our operating properties, primarily at 1010 Pacific Street which went into service in early 2023.

Net cash provided by financing activities was $38,746 for the year ended December 31, 2024, compared to $20,731 for the year ended December 31, 2023. The increase was primarily due to $45,126 additional borrowings under the Dean Street property loans partially offset by $36,523 borrowings in 2023 under the 1010 Pacific Street loans and scheduled debt amortization payments in 2024.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2024	2023
FFO
Net loss	$(6,582)	$(15,565)
Real estate depreciation and amortization	29,892	28,939
FFO	$23,310	$13,374

AFFO
FFO	$23,310	$13,374
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	-	(18)
Straight-line rent adjustments	251	214
Amortization of debt origination costs	2,122	1705
Amortization of LTIP awards	2,701	3,015
Transaction pursuit costs	-	357
Loss on modification/extinguishment of debt	-	3,868
Certain litigation-related expenses	269	(10)
Recurring capital spending	(324)	(436)
AFFO	$28,810	$22,550

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2024	2023
Adjusted EBITDA
Net loss	$(6,582)	$(15,565)
Real estate depreciation and amortization	29,892	28,939
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	-	(18)
Straight-line rent adjustments	251	214
Amortization of LTIP awards	2,701	3,015
Interest expense, net	47,111	44,867
Transaction pursuit costs	-	357
Loss on modification/extinguishment of debt	-	3,868
Certain litigation-related expenses	269	(10)
Adjusted EBITDA	$74,123	$66,148

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2024	2023
NOI
Income from operations	$40,529	$33,170
Real estate depreciation and amortization	29,892	28,939
General and administrative expenses	14,152	13,169
Transaction pursuit costs	-	357
Amortization of real estate tax intangible	481	481
Amortization of above- and below-market leases	-	(18)
Certain litigation expenses	269	-
Straight-line rent adjustments	251	214
NOI	$85,574	$76,312

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

A one percent change in interest rates on our $140.0 million of variable rate debt as of December 31, 2024, would impact annual net income by approximately $1.4 million.

At December 31, 2024, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,209.6 million and $1,160.4 million as of December 31, 2024 and 2023, respectively.

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

This Annual Report on Form 10-K does not include an attestation report of our Independent Registered Public Accounting Firm, PKF O’Connor Davies LLP, regarding Management’s Report on Internal Control over Financial Reporting because the Company is non-accelerated filer, and rules of the Securities and Exchange Commission permit the Company to provide only Management’s Report in this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2024, we had the following shares of our common stock reserved for future issuance under our 2015 Omnibus Plan, as amended, and 2015 Director Plan, as amended.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	4,156,431	—	1,574,314
2015 Director Plan	1,458,868	—	225,155

Equity compensation plans not approved by security holders	—	—	—
Total	5,615,299	—	1,799,469

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

10.46**************	Housing Repair and Maintenance Letter Agreement dated June 29, 2023

10.47**************	Acquisition Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.48**************	Building Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.49**************	Project Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.50**************	Credit Agreement, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.51**************	Mezzanine Loan Note, dated August 10, 2023, by Dean Member LLC in favor of BADF 953 Dean Street Lender LLC

10.52**************	Line of Credit Note, dated August 10, 2023, between Clipper Realty Inc. in favor of Valley National Bank

10.53********	Agreement of Lease made May 9, 2019, between 250 Livingston Owner LLC and The City of New York

10.54****************	Loan Agreement, dated February 18, 2021 between 141 Livingston Owner LLC and Citi Real Estate Funding Inc.

19.1********	Insider trading policies and procedures

21.1********	List of subsidiaries

23.1********	Consent of PKF O’Connor Davies, LLP

24.1********	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1********	Policy relating to recovery of erroneously awarded compensation. dated as of October 2, 2023.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

**********	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021, filed on August 9, 2021

***********	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 2, 2022

************	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on May 2, 2022

*************	Incorporated by reference to the Company’s Form 8-K dated June 29, 2023, filed on July 5, 2023

**************	Incorporated by reference to the Company’s Form 8-K dated August 10, 2023, filed on August 14, 2023

***************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2023, filed on August 3, 2023

****************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2024, filed on August 1, 2024

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIPPER REALTY INC.

February 14, 2025	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	February 14, 2025
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	February 14, 2025
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	February 14, 2025
Sam Levinson

/s/ Howard M. Lorber	Director	February 14, 2025
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	February 14, 2025
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	February 14, 2025
Roberto A. Verrone

/s/ Richard Burger	Director	February 14, 2025
Richard Burger

/s/ Harmon Spolan	Director	February 14, 2025
Harmon Spolan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors

Clipper Realty Inc.

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter – Commercial Leases with the City of New York

As disclosed in note 5, the Company has two commercial leases with the City of New York (the “City”) that comprised approximately 22% of total revenues for the year ended December 31, 2024.  One of the leases with the City terminates effective August 23, 2025 and the Company and the City are negotiating the terms of the second lease that expires in December 2025 with no assurance that the negotiations will conclude with an agreement. Our opinion is not modified with respect to this matter.

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

New York, New York

February 14, 2025

PCAOB ID No. 127

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31,2024	December 31, 2023

ASSETS
Investment in real estate
Land and improvements	$571,988	$571,988
Building and improvements	736,420	726,273
Tenant improvements	3,366	3,366
Furniture, fixtures and equipment	13,897	13,278
Real estate under development	146,249	87,285
Total investment in real estate	1,471,920	1,402,190
Accumulated depreciation	(243,392)	(213,606)
Investment in real estate, net	1,228,528	1,188,584
Cash and cash equivalents	19,896	22,163
Restricted cash	18,156	14,062
Tenant and other receivables, net of allowance for doubtful accounts of $258 and $234, respectively	6,365	5,181
Deferred rent	2,108	2,359
Deferred costs and intangible assets, net	5,676	6,127
Prepaid expenses and other assets	6,236	10,854
TOTAL ASSETS	$1,286,965	$1,249,330
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $9,019 and $13,405, respectively	$1,266,340	$1,205,624
Accounts payable and accrued liabilities	18,731	20,994
Security deposits	9,067	8,765
Other liabilities	7,057	6,712
TOTAL LIABILITIES	1,301,195	1,242,095
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,146,546 and 16,063,228 shares issued and outstanding, at December 31, 2024 and 2023, respectively	160	160
Additional paid-in-capital	89,938	89,483
Accumulated deficit	(95,507)	(86,899)
Total stockholders’ equity(deficit)	(5,409)	2,744
Non-controlling interests	(8,821)	4,491
TOTAL EQUITY (DEFICIT)	(14,230)	7,235
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,286,965	$1,249,330

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
REVENUES
Residential rental income	$109,873	$99,716
Commercial rental income	38,902	38,489
TOTAL REVENUES	148,775	138,205

OPERATING EXPENSES
Property operating expenses	34,163	30,619
Real estate taxes and insurance	29,770	31,951
General and administrative	14,152	13,169
Transaction pursuit costs	-	357
Depreciation and amortization	29,892	28,939
TOTAL OPERATING EXPENSES	107,977	105,035

Litigation settlement and other	(269)	-
INCOME FROM OPERATIONS	40,529	33,170

Interest expense, net	(47,111)	(44,867)
Loss on modification/extinguishment of debt	-	(3,868)

Net loss	(6,582)	(15,565)

Net loss attributable to non-controlling interests	4,082	9,665
Net loss attributable to common stockholders	$(2,500)	$(5,900)
Basic and diluted net loss per share	$(0.25)	$(0.45)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity(Deficit)

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity(deficit)	Non- controlling interests	Total equity(deficit)
Balance December 31, 2022	16,063,228	160	88,829	$(74,895)	$14,094	$23,085	$37,179

Amortization of LTIP grants	—	—	—	—	—	3,015	3,015
Dividends and distributions	—	—	—	(6,104)	(6,104)	(11,290)	(17,394)
Net loss	—	—	—	(5,900)	(5,900)	(9,665)	(15,565)
Reallocation of non-controlling interests	—	—	654	—	654	(654)	—
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235

Redemption of LTIP grants	83,318	—	—	—	—	—	—
Amortization of LTIP grants	—	—	—	—	—	2,701	2,701
Dividends and distributions	—	—	—	(6,108)	(6,108)	(11,476)	(17,584)
Net loss	—	—	—	(2,500)	(2,500)	(4,082)	(6,582)
Reallocation of non-controlling interests	—	—	455	—	455	(455)	—
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,582)	$(15,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,786	28,825
Amortization of deferred financing costs	2,122	1,705
Amortization of deferred costs and intangible assets	587	595
Amortization of above- and below-market leases	—	(18)
Loss on modification/extinguishment of debt	—	3,868
Deferred rent	251	214
Stock-based compensation	2,701	3,015
Bad debt expense (recovery)	30	(87)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,215)	(86)
Prepaid expenses, other assets and deferred costs	4,483	2,701
Accounts payable and accrued liabilities	(948)	(707)
Security deposits	302	825
Other liabilities	345	(900)
Net cash provided by operating activities	31,862	26,185

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(68,781)	(41,357)
Net cash used in investing activities	(68,781)	(41,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(2,000)	(84,728)
Proceeds from mortgage notes	58,330	132,519
Dividends and distributions	(17,584)	(17,394)
Loan issuance and extinguishment costs	—	(9,666)
Net cash provided by financing activities	38,746	20,731

Net increase in cash and cash equivalents and restricted cash	1,827	5,559
Cash and cash equivalents and restricted cash – beginning of year	36,225	30,666
Cash and cash equivalents and restricted cash – end of year	38,052	$36,225

Cash and cash equivalents and restricted cash – beginning of year:
Cash and cash equivalents	$22,163	$18,152
Restricted cash	14,062	12,514
Total cash and cash equivalents and restricted cash – beginning of year	$36,225	$30,666

Cash and cash equivalents and restricted cash – end of year:
Cash and cash equivalents	$19,896	$22,163
Restricted cash	18,156	14,062
Total cash and cash equivalents and restricted cash – end of year	$38,052	$36,225

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $9,417 and $5,508 in 2024 and 2023, respectively	$43,995	$45,323
Non-cash interest capitalized to real estate under development	2,264	339
Additions to investment in real estate included in accounts payable and accrued liabilities	8,169	9,484

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

As of December 31, 2024, the properties owned by the Company consist of the following (collectively, the “Properties”):

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

During 2019, we entered into a joint venture in which we own a 50% interest through which we are paying certain legal and advisory expenses in connection with various rent laws and ordinances which govern certain of our properties. During the year ended December 31, 2024, the Company incurred $787 of such expenses, which was recorded as part of general and administrative in the Consolidated Statements of Operations, and the Company has fulfilled its commitment to the joint venture.

On June 29, 2023 the Company’s Flatbush Gardens property entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department of Housing Preservation and Development (“Article 11Agreement”). For the full term of the agreement, Flatbush Gardens received a full exemption from property taxes, committed to maintain rents with existing area median income groups, received eligibility for incremental rental assistance payments under Section 610 of the Private Housing Financing Law for tenants receiving government rental assistance, committed to lease 249 units to formerly homeless families and provide certain services as units become vacant, and committed to pay prevailing wage rates to employees of the property as defined under New York City regulations. The property also committed to a 3-year capital improvements plan. As part of the agreement, a new not-for-profit Corporation, Flatbush Gardens Housing Development Fund Corporation (“HDFC”), became the nominal owner of the Flatbush Gardens properties. This has no effect on the beneficial operations and finances of the properties but provides HDFC with certain consent rights for transfers and financings of the properties. (See Note 7 Commitments and Contingencies).

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

At December 31, 2024 and 2023, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 37.9% of the aggregate cash distributions from, and the profits and losses of, the LLCs, respectively.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At December 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the useful lives of long-lived assets, review of long-lived assets for impairment and contingent liabilities. Actual results could materially differ from these estimates.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2024 and 2023, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts the Company records lease income under ASC 842,“Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, the Company has written off all receivables not probable of collection and related deferred rent, and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450.

For the year ended December 31, 2024 and 2023, the Company charged revenue in the amount of $4,219 and $4,526, respectively, for residential receivables not deemed probable of collection and recognized revenue of $299 and $1,447, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2024 and 2023.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2022	1,903,273	$8.44
Granted	444,003	$5.62
Vested	(574,382)	$6.63
Forfeited	—	—
Unvested at December 31, 2023	1,772,894	$8.32
Granted	2,306,708	$4.56
Vested	(372,476)	$7.06
Forfeited	—	—
Unvested at December 31, 2024	3,707,126	$6.11

As of December 31, 2024 and 2023, there was $17,486 and $9,678, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2024, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years. For the years ended December 31, 2024 and 2023 the Company incurred $2,701 and $3,015 in LTIP amortization respectively.

In March 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

In December 2024, the Company granted employees and a non-employee director 1,443,947 and 360,987 LTIP units, respectively, with a weighted-average grant date value of $4.46 per unit. The grants vest ratably over the a 10-year period and were an special reward related to the completion of certain elements of the Article 11 transaction at the Company’s Flatbush Gardens property.

In March 2023, the Company granted employees and non-employee directors 286,272 and 157,731 LTIP units, respectively, with a weighted-average grant date value of $5.62 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2022 bonus and long-term incentive compensation.

In the year-ended December 31, 2024 the Company granted employees and non-employee directors 1,764,119 and 542,589 LTIP units, respectively, with a combined weighted-average grant date fair value of $4.56 per unit. In the year-ended December 31, 2023 the Company granted employees and non-employee directors 286,272 and 157,731 LTIP units, respectively, with a combined weighted-average grant date fair value of $5.62 per unit.

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

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2024	2023

Ordinary income	10%	10%
Capital gain	—	—
Return of capital	90%	90%
Total	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2024 and 2023, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2024 and 2023, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2024, or 2023.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2024	2023
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(2,500)	$(5,900)
Less: income attributable to participating securities	(1,476)	(1,289)
Subtotal	(3,976)	(7,189)
Denominator
Weighted-average common shares outstanding	16,120	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.45)

Recently Adopted Accounting Standards

In 2023, the FASB issued ASU No. 2023-07, Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements. See Note 9 – Segment Reporting.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance is effective for the Company in its 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. The Company is evaluating the impact of ASU 2024-03.

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2024	December 31, 2023

Deferred costs	$348	$348
Lease origination costs	1,610	1,474
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,529	11,392
Less accumulated amortization	(5,852)	(5,265)
Total deferred costs and intangible assets, net	$5,676	$6,127

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $106 and $114 for the years ended December 31, 2024 and 2023, respectively. Amortization of real estate tax abatements of $481 and $481 for the years ended December 31, 2024 and 2023, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of December 31, 2024, amortize in future years as follows:

2025	$600
2026	584
2027	572
2028	551
2029	516
Thereafter	2,853
Total	$5,676

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2024	December 31, 2023
Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	59,403	61,004
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY (g)	11/1/2027	SOFR + 2.50%	31,437	31,836
1010 Pacific Street, Brooklyn, NY (h)	9/1/2024	LIBOR + 3.60%	—	—
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY (h)	9/15/2025	6.37%	20,000	20,000
Dean Street, Brooklyn, NY (i)	9/22/2023	Prime + 1.60%	—	—
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 4%	98,849	42,909
Dean Street, Brooklyn, NY (i)	8/10/2026	SOFR + 10%	9,670	7,280
Total debt			$1,275,359	$1,219,029
Unamortized debt issuance costs			(9,019)	(13,405)
Total debt, net of unamortized debt issuance costs			$1,266,340	$1,205,624

(a) The $329,000 mortgage note agreement with Flagstar Bank N.A. (formerly New York Community Bank (“NYCB”))(“Flagstar”), entered on May 8, 2020, matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

(b) The $125,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on May 31, 2019, matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15,400 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston Street lease, pursuant to the terms of the loan agreement related to $125,000 building mortgage, we have established a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us once the tenant cure conditions are satisfied under the loan agreement. As of February 14, 2025, we are required to deposit into such cash management account approximately $5,684 upon demand by the lender. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement. If the excess cash is not released to us, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On January 2, 2025, the Company was notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer in order for us to engage in negotiations on a modification of our loan. On January 6, 2025, the Company and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors.

(c) The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expires on December 27, 2025, and if NYC were to decide not to renew or extend such lease on its stated termination date, pursuant to the terms of the lease, we would be at risk of not being able to replace  NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. The Company and NYC are in the process of negotiating the terms of a five-year extension of the current lease upon its expiration in December 2025. There can be no assurance that the negotiations will conclude with an agreement.

Our subsidiary, 141 Livingston Owner LLC (the “Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100,000 loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. The Company and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

If the Company is not able to extend or replace the NYC lease at the 141 Livingston Street property for a minimum of a five-year term, the Company will be required to either fund a reserve account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

On October 28, 2024, the Company received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the “Special Servicer”) due to the Company’s alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that the Company pay (i) $2,200 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555 for an additional 14 months, (ii) $1,200 of default interest and late charges through October 7, 2024, and (iii) an additional $10 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts include, but are not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

The Company believes that (i) the Company has made timely payments under the loan agreement, (ii) the servicer and the Special Servicer have misinterpreted the terms of the loan agreement requiring monthly reserve payments beginning on July 7, 2024, (iii) the Company has no current obligation to make such reserve payments under the loan agreement and (iv) The Company should not be obligated to pay the default interest and late charges. The company and the Special Servicer have entered into a pre-negotiation agreement and as such are engaged in good faith discussions regarding the terms of the loan agreement related to the monthly reserve deposit, among other matters. However, if the Company is unable to resolve this matter in a manner favorable to us, the lender may also seek to exercise any of its other rights or remedies under the loan agreement.

On December 18, 2024, the Company received notice from the Special Servicer that due to its allegation that Clipper Realty Inc. (the “Guarantor”) did not maintain a net worth of not less than $100 million as of December 31, 2022 and 2023, respectively, as required under the loan agreement, the Company is in default on the loan. The Company replied to the Special Servicer disputing such calculation and alleging that the Special Servicer did not calculate net worth in a reasonable manner. The Company provided the Special Servicer with its own calculation of net worth that shows a net worth in excess of the required amount. The Company awaits a response from the Special Servicer.

On January 21, 2025, the Company received notice from the Special Servicer alleging that certain elements of our insurance on the building at 141 Livingston Street are not in compliance with the loan agreement requirements, including, but not limited to, due to a deductible in excess of what is permitted under the terms of the loan agreement and the use of an insurance carrier with a rating agency rating below that which is permitted under the terms of the loan agreement.

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

(g) There is $31,437 in mortgage debt secured by 10 West 65th Street as of December 31, 2024, in the form of a mortgage note to NYCB, entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (7.88% at December 31, 2024). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

In conjunction with the refinancing the Company incurred $3,868 of loan extinguishment costs related to prepayment penalties, writing off of unamortized deferred financed costs of previous loan and other fees. These costs are included in the consolidated statement of operations for the twelve-month period ended December 31, 2024.

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

On August 10, 2023, the “Company refinanced its $36,985 mortgage on its Dean Street development with a senior construction loan (“Senior Loan”) with Valley National Bank that permits borrowings up to $115,000 and a mezzanine loan (the “Mezzanine Loan”) with BADF 953 Dean Street Lender LLC that permits borrowings up to $8,000.

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (8.55% at December 31, 2024). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of December 31, 2024, the Company has drawn $49,315 from the construction loan and $12,549 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (14.55% at December 31, 2024). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of December 31,2024, the remaining $3,500 was drawn for ongoing construction costs.

During the years ended December 31, 2024 and 2023, the Company incurred $1,508 and $161, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On August 10, 2023 the Company entered into a $5,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 1.5%. The line of credit expired on August 10, 2024.

The Company has provided a limited guaranty for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event that the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. Except as described above, the Company is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2024:

2025	$82,144
2026	101,090
2027	43,019
2028	416,554
2029	209,572
Thereafter	422,980
Total	$1,275,359

.

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2024, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2025	$25,261
2026	5,006
2027	4,509
2028	3,489
2029	3,439
Thereafter	17,717
Total	$59,421

The Company has commercial leases with the City of New York that comprised approximately 22% and 23% of total revenues for the years ended December 31, 2024 and 2023, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $9,877 through the end of the term. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current 206,084 square foot lease at 141 Livingston Street that expires in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2024	December 31, 2023

Carrying amount (excluding unamortized debt issuance costs)	$1,275,359	$1,219,029
Estimated fair value	$1,209,629	$1,160,393

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2024 and 2023, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

7. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $0.4 million. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. At this time the Company is awaiting the execution and return of all the lease renewals. On June 14, 2024, the Court amended its August 28, 2023 decision, holding that no renewal lease had been entered into by one of the remaining tenants (Navascues) who claimed to have entered into a renewal lease at a preferential rent. On July 20, 2024, Plaintiff filed a notice of appeal from the June 14, 2024 decision. On August 13, 2024, the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $13 for the Kuzmich matter. On December 31, 2024, the Company filed a notice of appeal from the August 13, 2024 JHO determination. The Company is preparing to comply with the JHO’s Determinations regarding renewal leases, overcharge payments and payment of attorneys fees. The matter is currently pending.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a JHO to determine the outstanding issues. A hearing before the JHO was held in September 2023. On September 19, 2024 the JHO entered two orders, (1) a June 5, 2024 Determination determining the amount of rent overcharges, if any, due to each of the plaintiffs and the lease renewal amounts, term and form of lease for the plaintiffs remaining in occupancy of four units and (2) a September 3, 2024 Determination sustaining the June 5, 2024 JHO determination which set another plaintiffs rent but reducing the overcharge amount owed to the plaintiff. On October 21, 2024, the Company filed a notice of appeal from the September 3, 2024 JHO order. In addition, on August 13, 2024 the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $63 for the Crowe matter. This Determination was entered on November 25, 2024. On December 31, 2024, the Company moved to appeal from the August 13, 2024 JHO determination. The Company is preparing to comply with the JHO’s determinations. The matter is currently pending.

On March 9, 2021, the same law firm which filed the Kuzmich and Crowe cases filed a third action involving another tenant (captioned Horn v 50Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 152415/21), which action advances the same claims as in Kuzmich and Crowe. The Company filed its answer to the complaint on May 21, 2021. On September 19, 2024 the JHO entered a June 5, 2024 order which determined, among other things, the amount of rent overcharge, the lease renewal amount, term and form of lease for plaintiff Horn. In addition, On August 13, 2024 the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $18 for the Horn matter. This Determination was entered on November 25, 2024. On December 31, 2024, the Company filed a notice of appeal from the August 13, 2024 JHO determination. The Company is preparing to comply with the JHO’s determinations.

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

Based on the JHO determinations made in 2024, the Company accrued an additional $175 for the plaintiffs and $94 for attorney fees.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

On October 15, 2021, Rodney Sanchez (“Plaintiff”) filed a Class and Collective Action Complaint (the “Complaint”) against and the Company and certain of its affiliates and Clipper Equity LLC (collectively, the “Defendants”) in the United States District Court for the Southern District of New York. The Plaintiff alleged that he was jointly employed by the Defendants and that the Defendants: (a) failed to pay Plaintiff and similarly situated employees overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”); (b) failed to pay Plaintiff and similarly situated employees for training sessions in violation of the FLSA and NYLL; (c) failed to pay Plaintiff and similarly situated employees on a timely basis in violation of NYLL; and (d) failed to provide Plaintiff and similarly situated employees with wage statements and wage notices as required by NYLL. The Company has denied the allegations and intends to defend both the allegations and the class certification action. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this.

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

On November 22, 2024, The New York City Department of Citywide Administrative Services issued the results of its audit of the Company’s operating expense escalation charges for the period of June 2014 to December 2018. The audit in a claim by the City for the Company to pay the City $1,152. The Company is evaluating the results of the audit. Based on the results of the audit the Company believes it has adequate reserves to cover this payment.

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2024 the Company spent approximately $9.1 million on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows:

	Commercial	Residential	Total
Year ended December 31, 2024	26%	74%	100%
Year ended December 31, 2023	28%	72%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $308 and $264 for the years ended December 31, 2024 and 2023 respectively. The Company recognized reimbursable payroll expense pertaining to a related company in general and administrative expense of $1 and $97 for the years ended December 31, 2024 and 2023, respectively. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors. During the year ended December 31, 2024, the Company engaged Greenberg Traurig, in which the Company's director Robert Ivanhoe is a senior partner, regarding the loan to 141 Livingston Street, for a fee of approximately $15.

9. Segment Reporting

The Company is a New York City real estate investment trust that is focused on developing, redeveloping and operating properties in the commercial and residential space.

Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance. This metric enables the CODM to evaluate how the business is growing, as revenue is the key driver of growth. Additionally, the CODM uses segment income (loss) to allocate resources in the annual budgeting and forecasting process. The CODM considers budget to actual variances when making decisions about allocating capital to each segment.

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

Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues, the reportable segment total operating expenses to consolidate operating expenses, the reportable income from operations to the consolidated income from operations, the segment and consolidated income from operations to segment and consolidated net income(loss), the reportable segment assets to the consolidated assets, the reportable segment interest expense to the consolidated interest expense and the reportable segment capital expenditures to the consolidated capital expenditures.

Year ended December 31, 2024	Commercial	Residential	Total
Rental income	$38,902	$109,873	$148,775
Total revenues	38,902	109,873	148,775
Property operating expenses	4,557	29,604	34,163
Real estate taxes and insurance	10,926	18,844	29,770
General and administrative	2,543	11,609	14,152
Depreciation and amortization	6,013	23,879	29,892
Total operating expenses	24,040	83,935	107,977
Litigation Settlement and other		(269)	(269)
Income from operations	$14,862	$25,669	$40,529
Interest Expense	(10,155)	(36,956)	(47,111)
Income (Loss)	$4,707	$(11,287)	(6,582)

Year ended December 31, 2023	Commercial	Residential	Total
Rental income	$38,489	$99,716	$138,205
Total revenues	38,489	99,716	138,205
Property operating expenses	4,432	26,187	30,619
Real estate taxes and insurance	9,605	22,346	31,951
General and administrative	2,364	10,805	13,169
Transaction pursuit costs	—	357	357
Depreciation and amortization	5,824	23,115	28,939
Total operating expenses	22,225	82,810	105,035
Income from operations	$16,264	$16,906	$33,170
Interest Expense, Net	(10,135)	(34,732)	(44,867)
Loss on Modification/extinguishment of Debt	-	(3,868)	(3,868)
Income (Loss)	$6,129	$(21,694)	$(15,565)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2024	$315,296	$971,668	$1,286,965
December 31, 2023	313,666	$935,664	$1,249,330

The Company’s interest expense by segment for the years ended December 31, 2024 and 2023, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2024	$10,155	$36,956	$47,111
Year ended December 31, 2023	10,135	$34,732	$44,867

The Company’s capital expenditures by segment for the years ended December 31, 2024 and 2023, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2024	$4,148	$65,582	$69,730
Year ended December 31, 2023	3,980	$42,318	$46,298

The Company allocates assets, expenses and capital expenditures to each reportable segment by building. For those buildings that are shared between the segment’s allocations are done based on the percentage relative square footage of the building that is used to generate revenue for the segment. All corporate costs are allocated based on the percentage of square footage of the segment.

10. Multiemployer Union Agreement and Pension Plan

Certain of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contract. The Local 94 International Union of Operating Engineers (“Local 94”) contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union (“Local 32BJ”) apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract was in effect through December 31, 2024 and this contract is still under negotiation.

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

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2024 and 2023*	Green
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None
Pension contribution made for 2024 and 2023, respectively	$440 and $432
Minimum weekly required pension contribution per employee for 2024 and 2023, respectively (in dollars)	$129.45 and $126.91

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2024 and 2023*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A
Pension contribution made for 2024 and 2023, respectively	$43 and $43
Minimum weekly required pension contribution per employee for 2024 and 2023, respectively (in dollars)	$205.09 and $204.85

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended January 01, 2025 and for Local 94 is for the year ended January 01, 2025. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

11. Subsequent Events

Subsequent to December 31, 2024 the Board of Directors declared a fourth quarter dividend of $0.095 per share, to stockholders of record on March 19, 2025, payable April 3, 2025.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2024			Initial Costs					Gross Amounts at Which Carried at December 31, 2024
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential	$360,000	$273,103	$283,137	$—	$32,069	$273,103	$315,206	—	$588,309	$91,994	Dec-14
Aspen	Manhattan, NY	Residential	59,403	49,230	43,080	—	2,990	49,230	46,071	—	95,301	10,389	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	83,576	90,051	133,097	—	223,148	78,962	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,576	43,516	102,676	—	146,193	12,480	May-17
10 West 65th St.	Manhattan, NY	Residential	31,438	63,677	15,337	—	6,540	63,677	21,877	—	85,553	7,353	Oct-17
1010 Pacific St.	Brooklyn, NY	Residential	80,000	31,129	658	—	61,440	31,129	62,099	—	93,227	2,721	Nov-19
Dean Street	Brooklyn, NY	Residential	108,519	—	—	40,548	105,701	—	—	146,249	146,249	—	Dec-21
250 Livingston St.	Brooklyn, NY	Commercial	125,000	10,452	20,204	—	24,719	10,452	44,923	—	55,376	24,583	May-02
141 Livingston St.	Brooklyn, NY	Commercial	100,000	10,830	12,079	—	15,654	10,830	27,733	—	38,564	14,910	May-02
			$1,275,359	$571,902	$468,202	$40,548	$391,265	$571,988	$753,683	$146,249	$1,471,920	$243,392

(1)         At December 31, 2024, the aggregate cost for Federal tax purposes of our real estate assets was $983,084.

(2)         The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2024 and 2023:

	2024	2023
Investment in real estate:
Balance at beginning of period	$1,402,190	$1,355,890
Acquisition of real estate	—	—
Additions during period	69,730	46,300
Write-off of assets	—	—
Balance at end of period	$1,471,920	$1,402,190

Accumulated depreciation:

Balance at beginning of period	$213,606	$184,781
Depreciation expense	29,786	28,825
Write-off of assets	—	—
Balance at end of period	$243,392	$213,606