Form 10-Q
period 2025-03-31
Clipper Realty Inc.
filed 2025-05-12
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 16,146,546 shares of the Registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$508,311	$571,988
Building and improvements	718,748	736,420
Tenant improvements	3,348	3,366
Furniture, fixtures and equipment	13,439	13,897
Real estate under development	153,799	146,249
Total investment in real estate	1,397,645	1,471,920
Accumulated depreciation	(243,362)	(243,392)
Investment in real estate, net	1,154,283	1,228,528
Cash and cash equivalents	21,288	19,896
Restricted cash	17,823	18,156
Tenant and other receivables, net of allowance for doubtful accounts of $246 and $258, respectively	6,974	6,365
Deferred rent	2,086	2,108
Deferred costs and intangible assets, net	5,560	5,676
Prepaid expenses and other assets	8,166	6,236
Assets Held for Sale	45,903	—
TOTAL ASSETS	$1,262,083	$1,286,965

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $8,245 and $9,019, respectively	$1,272,906	$1,266,340
Accounts payable and accrued liabilities	19,649	18,731
Security deposits	8,800	9,067
Other liabilities	12,646	7,057
Liabilities Held for Sale	886	—
TOTAL LIABILITIES	1,314,887	1,301,195
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,146,546 and 16,146,546 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	160	160
Additional paid-in-capital	90,152	89,938
Accumulated deficit	(110,388)	(95,507)
Total stockholders’ equity (deficit)	(20,076)	(5,409)
Non-controlling interests	(32,728)	(8,821)
TOTAL EQUITY (DEFICIT)	(52,804)	(14,230)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,262,083	$1,286,965

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Residential rental income	$29,190	$26,106
Commercial rental income	10,208	9,654
TOTAL REVENUES	39,398	35,760

OPERATING EXPENSES
Property operating expenses	10,111	8,622
Real estate taxes and insurance	7,627	7,136
General and administrative	3,825	3,551
Depreciation and amortization	7,636	7,379
Loss on impairment of long-lived asset	33,780	-
TOTAL OPERATING EXPENSES	62,979	26,688

INCOME FROM OPERATIONS	(23,581)	9072

Interest expense, net	(11,522)	(11,738)

Net loss	(35,103)	(2,666)
Net loss attributable to non-controlling interests	21,756	1,655
Net loss attributable to common stockholders	$(13,347)	$(1,011)

Basic and diluted net loss per share	$(0.86)	$(0.09)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity (deficit)	Non- controlling interests	Total equity (deficit)
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—
Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,103)	$(2,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,611	7,352
Amortization of deferred financing costs	457	530
Amortization of deferred costs and intangible assets	146	147
Impairment of long-lived asset	33,780	-
Deferred rent	22	48
Stock-based compensation	1,143	561
Bad debt (recovery) expense	(13)	1
Changes in operating assets and liabilities:
Tenant and other receivables	(693)	344
Prepaid expenses, other assets and deferred costs	(2,149)	2,403
Accounts payable and accrued liabilities	297	(3,540)
Security deposits	64	130
Other liabilities	1,114	942
Net cash provided by operating activities	6,676	6,252

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(9,680)	(22,247)
Net cash used in investing activities	(9,680)	(22,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(578)	(493)
Proceeds from mortgage notes	6,371	20,460
Loan issuance costs	(250)	-
Net cash provided by financing activities	5,543	19,967

Net (decrease) increase in cash and cash equivalents and restricted cash, including cash and cash equivalents and restricted cash classified within assets held for sale	2,539	3,972
Net cash and cash equivalents and restricted cash within assets held for sale	(1,480)	-
Cash and cash equivalents and restricted cash - beginning of period	38,052	36,225
Cash and cash equivalents and restricted cash - end of period	$39,111	$40,197

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$19,896	$22,163
Restricted cash	18,156	14,062
Total cash and cash equivalents and restricted cash – beginning of period	$38,052	$36,225

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$21,288	$21,882
Restricted cash	17,823	18,315
Total cash and cash equivalents and restricted cash – end of period	$39,111	$40,197

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,780 and $1,859 in 2025 and 2024, respectively	$11,188	$11,855
Non-cash interest capitalized to real estate under development	566	566
Additions to investment in real estate included in accounts payable and accrued liabilities	9,206	7,609
Non-Cash dividend declared	4,614	4,396

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except for share and per share data and as noted)

(Unaudited)

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Clipper Realty Inc. and subsidiaries (the “Company” or “we”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025. Note that any references to square footage and unit count are outside the scope of our Independent registered public accounting firm’s review.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

1. Organization

As of March 31, 2025, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

At March 31, 2025 and 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 37.9%, respectively, of the aggregate cash distributions from, and the profits and losses of, the LLCs.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio, other than the impairment of 10 West 65th Street described in note 10, are impaired as of March 31, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2025 and 2024, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company charged revenue in the amount of $906 and $787, respectively, for residential receivables not deemed probable of collection and recognized revenue of $68 and $115, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of March 31, 2025, and December 31, 2024, there were 6,242,095 and 5,700,534 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.85 and $7.07 per unit, respectively. As of March 31, 2025, and December 31, 2024, there was $18,802 and $19,945, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2025, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

In March 2025, the Company granted employees and non-employee directors 345,561 and 196,000 LTIP units, respectively, with a weighted-average grant date value of $4.54 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2024 bonus and long-term incentive compensation.

In March 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2025 and December 31, 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2025 and 2024, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2025 or 2024.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator
Net loss attributable to common stockholders	$(13,347)	$(1,011)
Less: income attributable to participating securities	(580)	(370)
Subtotal	$(13,927)	$(1,381)
Denominator
Weighted-average common shares outstanding	16,147	16,063

Basic and diluted net loss per share attributable to common stockholders	$(0.86)	$(0.09)

Recently Issued Pronouncements

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,640	1,610
In-place leases	427	428
Real estate tax abatements	9,143	9,142
Total deferred costs and intangible assets	11,558	11,529
Less accumulated amortization	(5,998)	(5,852)
Total deferred costs and intangible assets, net	$5,560	$5,676

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $26 and $26 for the three months ended March 31, 2025 and 2024, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended March 31, 2025 and 2024, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2025, amortize in future years as follows:

2025 (remaining)	447
2026	585
2027	572
2028	555
2029	520
Thereafter	2,881
Total	$5,560

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2025	December 31, 2024

Flatbush Gardens, Brooklyn, NY(a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY(b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY(d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY(e)	7/1/2028	3.68%	58,984	59,403
Clover House, Brooklyn, NY(f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	31,278	31,437
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	20,000	20,000
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 4%	104,869	98,849
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 10%	10,020	9,670
Total debt			$1,281,151	$1,275,359
Unamortized debt issuance costs			(8,245)	(9,019)
Total debt, net of unamortized debt issuance costs			$1,272,906	$1,266,340

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

On January 2, 2025, the Company was notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer in order for us to engage in negotiations on a modification of our loan. All remaining servicing has remained with Midland. On January 6, 2025, the Company and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors.

On March 18, 2025, we were notified by legal counsel to the servicer that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125,000 building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125,000 building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, the Company has complied with the lenders requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, the Company transferred $6,300 to the cash management account to cover amounts owed through March 31, 2025.

(c) Our subsidiary, 141 Livingston Owner LLC (the “141 Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100,000 loan on February 18, 2021. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. The Company and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

The $100,000 loan matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expires on December 27, 2025. Should the lease not be extended for a minimum of five years, in accordance with the terms of the mortgage note, the Company will be required to either fund a reserve account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

On October 28, 2024 the Company received notice that as of October 7, 2024, the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, Company’s alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve monthly deposit starting on July 7, 2024. The Special Servicer has demanded that the Company pay $2,222 of reserve payments into a reserve account immediately(for July-October 2024) and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the 141 Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts include, but are not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

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

On March 12, 2025, we received a letter from counsel to the successor to the Special Servicer reaffirming the occurrence of alleged events of default under the loan agreement described above and demanding the establishment of a restricted account, a cash management account and a debt service account. In addition, the letter demanded that tenants of 141 Livingston Street be sent notices directing them to make lease payments to the cash management account.

We believe that we are not required to establish the foregoing accounts or send such notices to the tenants. However, if we are required to establish such accounts and deliver such notices, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as “Plaintiff,” filed a lawsuit against 141 Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit.

On April 7, 2025 the Company filed an Affirmation in opposition to the motion of the plaintiff for their appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the state of New York County of Kings. A hearing on the motions was scheduled to be had on April 8, 2025 and was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025 and the Company submitted its replies on May 6, 2025. The Company is currently awaiting a ruling by the court.

In April 2025, the Company and the City of New York agreed to the terms of a five-year extension of the current lease, with an option for the City of New York to terminate the lease after two years with a prior six-month notice. The City of New York has sent the lease to the Company to sign. On April 22, 2025, the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. There can be no assurance that the lease will be approved or finalized.

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

(g) There is $31,278 in mortgage debt secured by 10 West 65th Street as of March 31, 2025, in the form of a mortgage note to NYCB, entered into in connection with the acquisition of the property. The note matures on November 1, 2027. Through October 2022 the Company paid a fixed interest rate of 3.375% and thereafter was scheduled to pay at the prime rate plus 2.75%, subject to an option to fix the rate. On August 26, 2022 the Company and NYCB amended the note to replace prime plus 2.75% rate with SOFR plus 2.5% (6.88% at March 31, 2025). The note required interest-only payments through November 2019, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined. On April 2, 2025, the Company entered into an agreement to sell 10 West 65th Street. Upon the closing of the sale, the Company will repay the mortgage debt on 10 West 65th Street without penalty (see note 11 subsequent events for additional details).

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

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50% (9.20% at March 31, 2025). The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities. As of March 31, 2025, the Company has drawn $44,203 from the construction loan and $9,985 from the project loan.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13% (15.20% at March 31, 2025). Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans. As of March 31, 2025, the remaining $3,500 was drawn for ongoing construction costs.

During the three month periods ended March 31, 2025 and 2024 , the Company incurred $2,453 and $461, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

On May 2, 2025, the Company entered into the Multifamily Loan and Security Agreement (the “Loan Agreement”), dated as of May 2, 2025 and the Mezzanine Multifamily Loan and Security Agreement (the “Mezzanine Loan Agreement” and together with the Loan Agreement, the “New Loan Agreements”) with MF1 Capital, a company not affiliated with the Company dated as of May 2, 2025.

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

The New Loan Agreements also contain customary representations, covenants, events of default and certain limited guarantees.

In addition, the Company purchased an interest rate cap with US Bank that caps the SOFR portion of the interest rate on the Loans at 6%.

Concurrently with entering into the New Loan Agreements, the Company repaid the $115,000 Senior Loan and the $8,000 Mezzanine Loan, plus $2,900 in accrued interest. The Company incurred no fees or costs as a result of the termination of the Prior Loan Agreements, and the Company incurred approximately $3,104 in closing costs for the New Loan Agreements.

On April 30, 2025 the Company entered into a $10,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 4.0%. On May 1, 2025, the Company drew $5,000 from the line of credit. On May 2, 2025 the Company repaid the balance with proceeds from the Loans.

The Company has provided limited guaranties for the mortgage notes at several of its properties. The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and debt yield ratios. In the event the Company is not compliant, certain lenders may require cash sweeps of rent until the conditions are cured. Except as set forth above, the Company believes it is not in default on any of its loan agreements.

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2025:

2025 (Remainder)	$81,572
2026	117,133
2027	33,343
2028	416,554
2029	209,571
Thereafter	422,978
Total	$1,281,151

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2025, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2025 (Remainder)	$17,704
2026	5,279
2027	4,790
2028	3,778
2029	3,738
Thereafter	22,479
Total	$57,768

The Company has commercial leases with the City of New York that comprised approximately 21% and 22% of total revenues for the three months ended March 31, 2025 and 2024, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The Lease generally provides for rent payments in the amount of $6,039 through the end of the term. Additionally, the Company and the City of New York are negotiating the terms of a five-year extension of its current 206,084 square foot lease at 141 Livingston Street that expires in December of 2025. There can be no assurance that the negotiations will conclude with an agreement. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,281,145	$1,275,359
Estimated fair value	$1,215,932	$1,209,629

7. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1,200, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $400. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. At this time the Company is awaiting the execution and return of all the lease renewals. On June 14, 2024, the Court amended its August 28, 2023 decision, holding that no renewal lease had been entered into by one of the remaining tenants who claimed to have entered into a renewal lease at a preferential rent. On July 20, 2024, Plaintiff filed a notice of appeal from the June 14, 2024 decision. On August 13, 2024, the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $13 for the Kuzmich matter. On December 31, 2024, the Company filed a notice of appeal from the August 13, 2024 JHO determination. The Company is preparing to comply with the JHO’s Determinations regarding renewal leases, overcharge payments and payment of attorney’s fees. The matter is currently pending.

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

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2,700 in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2,300 to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $400 related to the Crowe case during the nine month period ended September 30, 2023.

Based on the JHO determinations made in 2024, the Company accrued an additional $175 for the plaintiffs and $94 for attorney fees. The Company paid the accrued balances during the quarter ended March 31, 2025.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as “Plaintiff,” filed a lawsuit against 141 Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit.

On April 7, 2025 the Company filed an Affirmation in opposition to the motion of the plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and the Company submitted its replies on May 6, 2025. The Company is currently awaiting a ruling by the court.

Commitments

On June 29, 2023, the Company entered into the Article 11 Agreement. Under this agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27,000. The Company expects those costs to be offset by the savings provided by a real estate tax exemption and enhanced payments for tenants receiving government assistance. Through March 31, 2025 the Company spent approximately $11,000 on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2025	25%	75%	100%
Three months ended March 31, 2024	27%	73%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $58 and $47 for the three months ended March 31, 2025 and 2024, respectively. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(47) and $(15) for the three months ended March 31, 2025 and 2024, respectively

9. Segment Reporting

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

Three months ended March 31, 2025	Commercial	Residential	Total
Rental income	$10,208	$29,190	$39,398
Total revenues	$10,208	$29,190	$39,398
Property operating expenses	1,360	8,751	10,111
Real estate taxes and insurance	2,963	4,664	7,627
General and administrative	694	3,130	3,825
Depreciation and amortization	1,527	6,110	7,636
	-	33,780	33,780
Total operating expenses	6,544	46,435	52,979
Income from operations	3,664	(26,073)	(23,581)
Interest Expense	(2,492)	(9,030)	(11,522)
Net Loss	$1,172	$(36,275)	$(35,103)

Three months ended March 31, 2024	Commercial	Residential	Total
Rental income	$9,654	$26,106	$35,760
Total revenues	$9,654	$26,106	$35,760
Property operating expenses	1,250	7,372	8,622
Real estate taxes and insurance	2,516	4,620	7,136
General and administrative	644	2,907	3,551
Transaction pursuit costs	-	-	-
Depreciation and amortization	1,496	5,883	7,379
Total operating expenses	5,906	20,782	26,688
Income from operations	3,748	5,324	9,072
Interest Expense	(2,522)	(9,216)	(11,738)
Net Loss	1,226	$(3,892)	$(2,666)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2025 (unaudited)	$317,837	$944,246	$1,262,083
December 31, 2024	315,296	971,669	1,286,965

The Company’s capital expenditures, including acquisitions, by segment for the three months ended March 31, 2025 and 2024, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31,
2025	$634	$10,647	$11,281
2024	$1,219	$19,719	$20,938

10. Asset held for sale and impairment of long-lived assets

On March 31, 2025 the Company determined that its long-lived asset group related to 10 West 65th Street met the qualifications for an asset held for sale by determining that the sale of 10 West 65th Street was probable in addition to the other five criteria previously met. That determination was based on indications that the Company received that it was probable that a purchaser was prepared to purchase 10 West 65th Street at a price the Company would be willing to transact.

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 Company’s consolidated statement of operations for the three-month period ended March 31, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45.5 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 11 for details of the Purchase and Sale Agreement the Company entered into to dispose of 10 West 65th Street, for the expected manner and timing of the disposal.

11. Subsequent Events

On April 2, 2025, the Company, through its subsidiary 10 West 65th Street, entered into a Purchase and Sale Agreement (the “Agreement”) to sell 10 West 65th Street. for $45,500. of which the Purchaser deposited approximately $4,550 in an escrow account. The Agreement is not subject to a mortgage contingency and the transaction is expected to close on or prior to the expiration of a 30-day period after the Effective Date, which can be extended for another 30-day period (the “Closing”), subject to customary closing conditions. The Company expects to incur approximately $2,000 in closing costs. At Closing, the Company expects to repay its approximately $31,200 mortgage (the “Mortgage”) with Flagstar Bank (“Flagstar”) and to have approximately $12,000 in available cash from the sale of the Property after the payment of closing costs and Mortgage repayment. The Mortgage is not subject to any prepayment penalties. There can be no assurances concerning the amount of consideration that the Company will receive as a result of the sale of the Property, or concerning the fees, costs, or expenses the Company may incur at Closing in connection with the sale of the Property.

On April 3, 2025, the Company paid distributions on its common shares, Class B LLC units and LTIP units totaling $4,614.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in Part I-Item 1 of this Form 10-Q, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

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

As of March 31, 2025, the Company owned:

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

Trends

During the first quarter of 2025, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at March 31, 2025 was $83.03, up from $77.89 at March 31, 2024. At the Flatbush Garden property, average residential rent per square foot increased at March 31, 2025, was $30.80, up from $26.80 at March 31, 2024. At the Clover House property, average residential rent per square foot at March 31, 2025, was $86.74, an increase from $82.66 at March 31, 2024. Urban office markets have also generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space.

As of March 31, 2025, the Company’s office properties had not been adversely affected from a rent perspective as a result of its long-term leases with the City of New York. However, as of February 23, 2024, the City of New York informed the Company of its intention to terminate the lease at 250 Livingston Street effective August 23, 2025. The Company is currently seeking new tenants to replace the City of New York. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Additionally, the lease at 141 Livingston Street expires in December 2025. In April of 2025 the Company and the City of New York agreed to the terms of a five-year extension of the lease, with an option for the City of New York to terminate the lease after two years with a six-months notice. The City of New York has sent a lease to the Company to sign. On April 22, 2025 the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. There can be no assurance that the lease will be approved or finalized., and the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the first quarter of 2025 and all of 2024, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of March 31, 2025, was approximately 4.0% per annum.

Results of Operations

Our focus throughout 2024 and year-to-date 2025 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that were in operation for the full period in each comparison.

Income Statement for the Three Months Ended March 31, 2025 and 2024 (in thousands except rent per square foot and occupancy)

	2025	2024	Increase (decrease)%
Revenues
Residential rental income	$29,190	$26,106	$3,084	11.8%
Commercial rental income	10,208	9,654	554	5.7%
Total revenues	39,398	35,760	3,647	10.2%
Operating Expenses
Property operating expenses	10,111	8,622	1,489	17.3%
Real estate taxes and insurance	7,627	7,136	491	6.9%
General and administrative	3,825	3,551	274	7.7%
Depreciation and amortization	7,636	7,379	257	3.5%
Impairment of long-lived asset	33,780	-	33,780	100%
Total operating expenses	62,979	26,688	36,291	136.0%
Income from operations	(23,581)	9,072	(32,653)	(359.9)%
Interest expense, net	(11,522)	(11,738)	216	1.8%
Net loss	$(35,103)	$(2,666)	$(32,437)	(1,216.7)%

Revenue. Residential rental income increased to $29,190 for the three months ended March 31, 2025, from $26,106 for the three months ended March 31, 2024, primarily due to increases in rental rates and leased occupancy at all properties in 2025 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $83.03 (99.6% leased occupancy) at March 31, 2025, from $77.89 (96.6% leased occupancy) at March 31, 2024, the Flatbush Gardens property to $30.80 (98.7% leased occupancy) at March 31, 2025, from $26.80 (97.8% leased occupancy) at March 31, 2024.

Commercial rental income increased to $10,208 for the three months ended March 31, 2025, from $9,654 for the three months ended March 31, 2024 due to higher real estate tax reimbursement income at our commercial properties.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $10,111 for the three months ended March 31, 2025, from $8,622 for the three months ended March 31, 2024, primarily at the Flatbush Gardens property due to higher payroll costs, utilities costs, supplies expenses and tenant legal costs, partially offset by lower repairs and maintenance costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,627 for the three months ended March 31, 2025, from $7,136 for the three months ended March 31, 2024, primarily due to slightly increased real estate taxes and insurance premiums across the portfolio.

General and administrative. General and administrative expenses increased to $3,825 for the three months ended March 31, 2025, from $3,551 for the three months ended March 31, 2024, primarily due to higher payroll expenses, slightly offset by lower subscriptions and fees expense.

Depreciation and amortization. Depreciation and amortization expense increased to $7,636 for the three months ended March 31, 2025, from $7,379 for the three months ended March 31, 2024 due to additions to real estate across the portfolio

Interest expense, net. Interest expense, net, decreased to $11,552 for the three months ended March 31, 2025, from $11,738 for the three months ended March 31, 2024 primarily due to lower floating interest rates at 10 West 65th Street and the Aspen properties.

Impairment of long-lived assets. Impairment of long lived assets was $33,780 in the three months ended March 31, 2025 due to the impairment recorded on the 10 West 65th Street property as a result of its agreed to sale. There can be no assurances concerning the amount of consideration that the Company will receive as a result of the sale of the Property, or concerning the fees, costs, or expenses the Company may incur at Closing in connection with the sale of the Property.

Net loss. As a result of the foregoing, net loss increased to $35,103 for the three months ended March 31, 2025, from $2,666 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $1,281.1 million indebtedness, net of unamortized issuance costs, secured by our properties, $21.3 million of cash and cash equivalents, and $17.8 million of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During the three months ended March 31, 2025 and 2024, we declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,614 and $4,396, respectively.

Cash Flows for the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities	$6.676	$6,252
Investing activities	(9,680)	(22,247)
Financing activities	5,543	19,967

Cash flows provided by (used in) operating activities, investing activities and financing activities for the Three months ended March 31, 2025 and 2024, were as follows:

Net cash flow provided by operating activities was $6,676 for the three months ended March 31, 2025, compared to $6,252 for the Three months ended March 31, 2024. The increase in operating cash flows in the period ended March 31, 2025 from March 31, 2024 is primarily the result of an increase in revenues net of slightly higher expenses, partially offset by lower prepaid payments and lower payments of prior period accruals.

Net cash used in investing activities was $9,680 for the three months ended March 31, 2025, compared to $22,247 for the three months ended March 31, 2024. The decrease was primarily due to lower capital spending for the Dean Street development of $11,237 and the Flatbush Gardens property of $1,257.

Net cash provided by financing activities was $5,543 for the three months ended March 31, 2025, compared to $19,967 for the three months ended March 31, 2024. Cash was provided in the three months ended March 31, 2025, by $6,371 borrowings related to the Dean Street property development, partially offset by $578 of loan amortization payments and  loan issuance costs of $250. Cash was provided in the three months ended March 31, 2024, by $20,460 of borrowings related to the Dean Street property development partially offset by loan amortization payments of $493.

Income Taxes

No provision has been made for income taxes since all of the Company’s operations are held in pass-through entities. Accordingly, the income or loss of the Company is included in the individual income tax returns of the partners or members.

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

Inflation

Inflation has become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 74% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, gain on involuntary conversion, gain on termination of lease, impairment of long-lived assets and certain litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
FFO
Net loss	$(35,103)	$(2,666)
Real estate depreciation and amortization	7,636	7,379
FFO	$(27,467)	$4,713

AFFO
FFO	$(27,467)	$4,713
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	22	48
Amortization of debt origination costs	457	530
Amortization of LTIP awards	1,143	561
Impairment of long lived assets	33,780	—
Recurring capital spending	(35)	(73)
AFFO	$8,020	$5,899

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, impairment of long-lived assets and certain litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA
Net loss	$(35,103)	$(2,666)
Real estate depreciation and amortization	7,636	7,379
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	22	48
Amortization of LTIP awards	1,143	561
Interest expense, net	11,522	11,738
Impairment of long-lives assets	33,780	—
Adjusted EBITDA	$19,120	$17,180

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition and other costs, transaction pursuit costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases, impairment of long-lived assets less gain on termination of lease. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
NOI
Income from operations	$(23,581)	$9,072
Real estate depreciation and amortization	7,636	7,379
General and administrative expenses	3,825	3,551
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	22	48
Impairment of long-lived assets	33,780
NOI	$21,802	$20,170

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

A one percent change in interest rates on our $205.1 million of variable rate debt as of March 31, 2025, would impact annual net loss by approximately $2.1 million.

At March 31, 2025, there were no interest rate caps for the Company’s outstanding debt.

The fair value of the Company’s notes payable was approximately $1,216.9 million and $1,209.6 million as of March 31, 2025 and December 31, 2024, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results, and except as set forth below there have been no material changes to those risk factors for the three months ended March 31, 2025.

We depend on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease terminating effective August 23, 2025 and the other lease expiring on December 27, 2025. Our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminates in August 2025 or to enter into a five-year extension of the lease expiring in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of March 31, 2025, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, the rents from which represented approximately [22]% of our total revenues for the three months ended March 31, 2025. We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street. Breaches of these covenants could result in defaults under the loan agreements.

250 Livingston Street Property

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

On March 18, 2025, we were notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, we $6.3 million to the cash management account to cover amounts owed through March 31, 2025.

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

141 Livingston Street Property

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

If we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10 million payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10 million.

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

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts included, but were not limited to, $100.0 million principal amount of the mortgage notes, approximately $5.0 million of default yield maintenance premium, $10.0 million aggregate reserve deposit, and the above-described penalty default interest and penalties.

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

On December 18, 2024, we received notice from the Special Servicer that due to its allegation that we as the Guarantor did not maintain a net worth of not less than $100 million as of December 31, 2022 and 2023, respectively, as required under the loan agreement, we were in default on the loan. We replied to the Special Servicer disputing such calculation and alleging that the Special Servicer did not calculate net worth in a reasonable manner. We provided the Special Servicer with our own calculation of net worth that shows a net worth in excess of the required amount.

On January 21, 2025, we received notice from the Special Servicer alleging that certain elements of our insurance on the building at 141 Livingston Street were not in compliance with the loan agreement requirements, including, but not limited to, due to a deductible in excess of what is permitted under the terms of the loan agreement and the use of an insurance carrier with a rating agency rating below that which is permitted under the terms of the loan agreement.

On March 12, 2025, we received a letter from counsel to the successor to the special servicer reaffirming the occurrence of alleged events of default under the loan agreement described above and demanding the establishment of a restricted account, a cash management account and a debt service account. In addition, the letter demanded that tenants of 141 Livingston Street be sent notices directing them to make lease payments to the cash management account.

We believe that we are not required to establish the foregoing accounts or send such notices to the tenants. However, if we are required to establish such accounts and deliver such notices, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as “Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit.

On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. We are currently awaiting a ruling by the court.

In April 2025, we and the NYC agreed to the terms of a five-year extension of the current lease, with an option for the NYC to terminate the lease after two years with a prior six-month notice. The NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement.

There can be no assurance that the lease will be approved or finalized or that we will prevail in or successfully settle the litigation described above. Failure to successfully resolve the dispute related to 141 Livingston Street property could materially affect our business, financial condition and results of operations. Further, even if we were successful in defending against this lawsuit, such  defense would distract our management team from our operations, which could have an adverse effect on our business. In addition, any uncertainties resulting from the continuation of any litigation could have a material adverse effect on our business, results of operations, financial condition and prospects.

See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for additional information related to 141 Livingston Street property and 250 Livingston Street property.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for information related to 141 Livingston Street property and 250 Livingston Street property.

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

CLIPPER REALTY INC.

May 12, 2025	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer