Form 10-Q
period 2025-06-30
Clipper Realty Inc.
filed 2025-08-08
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 16,146,546 shares of the Registrant’s Common Stock outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●

our dependency on two commercial leases with certain agencies of the City of New York, as a single government tenant in our office buildings, could cause a material adverse effect on us, including our financial condition, results of operations and cash flow, with one lease terminating effective August 23, 2025 and the other lease expiring on December 27, 2025;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$508,311	$571,988
Building and improvements	720,622	736,420
Tenant improvements	3,386	3,366
Furniture, fixtures and equipment	13,514	13,897
Real estate under development	162,281	146,249
Total investment in real estate	1,408,114	1,471,920
Accumulated depreciation	(250,650)	(243,392)
Investment in real estate, net	1,157,464	1,228,528
Cash and cash equivalents	32,029	19,896
Restricted cash	28,809	18,156
Tenant and other receivables, net of allowance for doubtful accounts of $321 and $258, respectively	7,843	6,365
Deferred rent	2,049	2,108
Deferred costs and intangible assets, net	5,465	5,676
Prepaid expenses and other assets	7,664	6,236
TOTAL ASSETS	$1,241,323	$1,286,965

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $9,152 and $9,019, respectively	$1,268,171	$1,266,340
Accounts payable and accrued liabilities	15,436	18,731
Security deposits	9,095	9,067
Other liabilities	6,317	7,057
TOTAL LIABILITIES	1,299,019	1,301,195
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,146,546 and 16,146,546 shares issued and outstanding, at June 30, 2025, and December 31, 2024, respectively	160	160
Additional paid-in-capital	90,342	89,938
Accumulated deficit	(112,438)	(95,507)
Total stockholders’ equity	(21,936)	(5,409)
Non-controlling interests	(35,760)	(8,821)
TOTAL EQUITY (DEFICIT)	(57,696)	(14,230)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,241,323	$1,286,965

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Residential rental income	$29,054	$27,748	$58,244	$53,854
Commercial rental income	9,982	9,598	20,190	19,252
TOTAL REVENUES	39,036	37,346	78,434	73,106

OPERATING EXPENSES
Property operating expenses	9,561	8,996	19,672	17,618
Real estate taxes and insurance	7,518	7,438	15,145	14,574
General and administrative	3,819	3,459	7,644	7,010
Transaction pursuit costs	(10)	-	(10)	-
Depreciation and amortization	7,314	7,455	14,950	14,834
Loss on impairment of Long-Lived Assets	-	-	33,780	-
TOTAL OPERATING EXPENSES	28,202	27,348	91,181	54,036

Litigation settlement and other	(26)	-	(26)	-

INCOME (Loss) FROM OPERATIONS	10,808	9,998	(12,773)	19,070

Loss on disposal of long-lived assets	(685)	-	(685)	-
Interest expense, net	(11,479)	(11,741)	(23,001)	(23,480)

Net loss	(1,356)	(1,743)	(36,459)	(4,410)

Net loss attributable to non-controlling interests	840	1,083	22,596	2,737
Net loss attributable to common stockholders	$(516)	$(660)	$(13,863)	$(1,673)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.93)	$(0.15)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)
Amortization of LTIP grants	—	—	—	—	—	1,078	1,078
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(516)	(516)	(840)	(1,356)
Reallocation of noncontrolling interests	—	—	190	—	190	(190)	—
Balance June 30, 2025	16,146,546	$160	$90,342	$(112,438)	$(21,936)	$(35,760)	$(57,696)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—

Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734
Amortization of LTIP grants	—	—	—	—	—	713	713
Conversion of LTIP units	14,062	—	—	—	—	—	—
Dividends of LTIP grants	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(660)	(660)	(1,083)	(1,743)
Reallocation of noncontrolling interests	—	—	130	—	130	(130)	—
Balance June 30, 2024	16,077,290	$160	$89,685	$(91,623)	$(1,778)	$(2,914)	$(4,692)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,459)	$(4,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,900	14,781
Amortization of deferred financing costs	914	1,061
Amortization of deferred costs and intangible assets	291	294
Loss on Impairment of long-lived asset	33,780	-
Loss on disposal of long-lived asset	685	-
Deferred rent	59	87
Stock-based compensation	2,221	1,274
Bad debt (recovery) expense	50	16
Changes in operating assets and liabilities:
Tenant and other receivables	(1,524)	(671)
Prepaid expenses, other assets and deferred costs	(1,411)	4,511
Accounts payable and accrued liabilities	2,251	(1,777)
Security deposits	24	345
Other liabilities	(737)	(467)
Net cash provided by operating activities	15,044	15,044

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(25,425)	(42,051)
Proceeds from sale of real estate, net	43,489	-
Purchase of interest rate caps	(97)	-
Net cash provided (used) in investing activities	17,967	(42,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(163,224)	(985)
Proceeds from mortgage notes	165,188	37,303
Dividends and distributions	(9,228)	(8,792)
Loan issuance and extinguishment costs	(2,961)	-
Net cash provided (used) by financing activities	(10,225)	27,526

Net increase in cash and cash equivalents and restricted cash	22,786	519
Cash and cash equivalents and restricted cash - beginning of period	38,052	36,225
Cash and cash equivalents and restricted cash - end of period	$60,838	$36,744

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$19,896	$22,163
Restricted cash	18,156	14,062
Total cash and cash equivalents and restricted cash – beginning of period	$38,052	$36,225

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$32,029	$20,254
Restricted cash	28,809	16,490
Total cash and cash equivalents and restricted cash – end of period	$60,838	$36,744

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $5,902 and $4,760 in 2025 and 2024, respectively	$23,927	$21,232
Non-cash interest capitalized to real estate under development	1,913	1,132
Additions to investment in real estate included in accounts payable and accrued liabilities	2,621	10,070

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

1. Organization

As of June 30, 2025, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

On May 30, 2025 the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA.for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $685 in the three and six months ended June 30, 2025 after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025 (see note 10 below).

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

At June 30, 2025 and 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 37.9%, respectively, of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At June 30, 2025 and December 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio, other than the impairment of 10 West 65th Street described in note 10, are impaired as of June 30, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2025 and 2024, the Company did not own any material financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

Revenue Recognition

As mentioned above under Tenant and Other Receivables and Allowance for Doubtful Accounts the Company records lease income under ASC 842,"Leases” which replaces the guidance under ASC 840. ASC 842 applies to the Company principally as lessor; as a lessee, the Company’s leases are immaterial. The Company has determined that all its leases as lessor are operating leases. The Company has elected to not bifurcate lease and non-lease components under a practical expedient provision. With respect to collectability, the Company has written off all receivables not probable of collection and related deferred rent and has recorded income for those tenants on a cash basis. When the probability assessment has changed for these receivables, the Company has recognized lease income to the extent of the difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date. For remaining receivables probable of collection, the Company has recorded a general reserve under ASC 450.

For the three months ended June 30, 2025 and 2024, the Company charged revenue in the amount of $985 and $933, respectively, for residential receivables not deemed probable of collection and recognized revenue of $23 and $113, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

For the six months ended June 30, 2025 and 2024, the Company charged revenue in the amount of $1,892 and $1,719, respectively, for residential receivables not deemed probable of collection and recognized revenue of $91 and $229, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of June 30, 2025, and December 31, 2024, there were 6,242,095 and 5,700,534 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.85 and $7.07 per unit, respectively. As of June 30, 2025, and December 31, 2024, there was $17,724 and $19,945, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2025, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

During the six months ended June 30, 2025, the Company granted employees and non-employee directors 345,561 and 196,000 LTIP units, respectively, with a weighted-average grant date value of $4.54 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2024 bonus and long-term incentive compensation.

During the six months ended June 30, 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

At the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on June 18, 2025, the stockholders of the Company approved the 2025 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) and the 2025 Non-Employee Director Plan (the “Non-Employee Director Plan”). The Omnibus Plan replaced the 2015 Omnibus Incentive Plan, and the Company ceased granting any new awards under the 2015 Omnibus Incentive Plan.  A total of 7,800,000 shares of common stock are reserved for issuance under the 2025 Omnibus Incentive Plan.  The Non-Employee Director Plan replaced the 2015 Non-Employee Director Plan, and the Company ceased granting any new awards under the 2015 Non-Employee Director Plan.  A total of 3,000,000 shares of common stock are reserved for issuance under the Non-Employee Director Plan.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2025 and December 31, 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2025 and 2024, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2025 or 2024

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(516)	$(660)	$(13,863)	$(1,673)
Less: income attributable to participating securities	(580)	(369)	(1,160)	(738)
Subtotal	$(1,096)	$(1,029)	$(15,023)	$(2,411)
Denominator
Weighted-average common shares outstanding	16,147	16,077	16,147	16,077

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.06)	$(0.93)	$(0.15)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2025	December 31, 2024
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,690	1,610
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,608	11,529
Less accumulated amortization	(6,143)	(5,852)
Total deferred costs and intangible assets, net	$5,465	$5,676

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $25 and $27 for the three months ended June 30, 2025 and 2024, respectively, and $51 and $53 for the six months ended June 30, 2025 and 2024, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended June 30, 2025 and 2024, respectively, and $241 and $241 for the six months ended June 30, 2025 and 2024, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2025, amortize in future years as follows:

2025 (Remainder)	$300
2026	595
2027	583
2028	566
2029	531
Thereafter	2,890
Total	$5,465

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2025	December 31, 2024

Flatbush Gardens, Brooklyn, NY(a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY(b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY(d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY(e)	7/1/2028	3.68%	58,573	59,403
Clover House, Brooklyn, NY(f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	-	31,437
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	20,000	20,000
953 Dean Street, Brooklyn, NY(i)	5/9/2027	SOFR + 2.65%	115,000	-
953 Dean Street, Brooklyn, NY(i)	5/9/2027	SOFR + 2.65%	27,750	-
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 4.0%	-	98,849
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 10.0%	-	9,670
Total debt			$1,277,323	$1,275,359
Unamortized debt issuance costs			(9,152)	(9,019)
Total debt, net of unamortized debt issuance costs			$1,268,171	$1,266,340

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

On March 18, 2025, we were notified by legal counsel to the servicer that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125,000 building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125,000 building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, the Company has complied with the lenders requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, the Company transferred $6,300 to the cash management account prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they alleged that we were in default on the $125,000 mortgage loan due to its allegation that Clipper Realty Inc. (the “Guarantor”) did not maintain a net worth of not less than $100,000 as of December 31, 2024, as required under the loan agreement. The Company replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner. The Company provided the lender with its own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied concurring with the Company and notifying that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. The Company responded by disputing the allegations in the July 28, 2025, letter and noting that all rents from the tenants had been deposited into the cash management account.

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

The 141 Livingston Street lease expires on December 27, 2025. Should the lease not be extended for a minimum of five years, in accordance with terms of the mortgage note, the company will be required to either fund a reserve account in the amount of $ 10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

On October 28, 2024, the Company received notice that as of October 7, 2024 the servicing of the mortgage note was transferred to a special servicer (“Special Servicer”) due to, Company’s alleged failure to make certain required payments under the loan agreement, including, but not limited to, reserve monthly deposit starting on July 7, 2024. The Special Servicer has demanded that the company pay $2,222 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555 for an additional 14 months, $1,166 of default interest and late charges through October 7, 2024, and an additional $10 per diem interest for each day thereafter.

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

On April 7, 2025 the Company filed an Affirmation in opposition to the motion of the plaintiff for their appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the state of New York County of Kings. A hearing on the motions was scheduled to be had on April 8, 2025 and was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025 and the Company submitted its replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, “as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, “as Plaintiff’s contentions do raise a question of fact”.

In April 2025, the Company and the City of New York agreed to the terms of a five-year extension of the current lease, with an option for the City of New York to terminate the lease after two years with a prior six-month notice. The City of New York has sent the lease to the Company to sign. On April 22, 2025, the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in the line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, the Company filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. The motion is currently pending. On July 31, the lender filed motion to dismiss counter claims. Currently the Company has until September 3, 2025, to respond and a hearing is currently scheduled for September 10, 2025.

The Company believes that the claims set forth in the Plaintiff’s complaint are without merit and intends to continue to vigorously defend against this lawsuit.

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

(f ) The $82,000 mortgage note agreement with MetLife Investment Management, entered into on November 8, 2019, matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. The Company has the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

(g) On May 30, 2025, in connection with the Sale of the 10 West 65 street property, the Company repaid in full the $31.200 million 2017 acquisition mortgage note (the “Mortgage”) to Flagstar Bank (“Flagstar”). In addition to the Mortgage repayment, the Company paid $0.8 million in accrued interest through the payoff date. Upon repayment of the Mortgage, Flagstar released $1.1 million in previously deposited property tax escrow and other debt reserves to the Company. The Company did not incur any penalties related to the prepayment of the Mortgage.

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

The Senior Loan allows maximum borrowings of $115,000 for a 30-month term, has two 6-month extension options, and bears interest at 1-Month Term SOFR plus 4.00%, with an all-in floor of 5.50%. The Senior Loan consists of a land loan, funded at closing to refinance the existing loan totaling $36,985, a construction loan of up to $62,400 and a project loan of up to $15,600. The Company has provided a 30% payment guarantee of outstanding borrowings among other standard indemnities.

The Mezzanine Loan allows maximum borrowings of $8,000 for a 30-month term, have two 6-month extension options, and bears interest at 1-Month Term SOFR plus 10%, with an all-in floor of 13%. Interest shall accrue on the principal, is compounded monthly and is due at the end of the term of the loan. At closing, $4,500 was funded to cover closing costs incurred on the construction loans and the remaining $3,500 was drawn for ongoing construction costs.

On May 2, 2025, the Company entered into the Multifamily Loan and Security Agreement (the “Loan Agreement”), dated as of May 2, 2025 and the Mezzanine Multifamily Loan and Security Agreement (the “Mezzanine Loan Agreement” and together with the Loan Agreement, the “New Loan Agreements”) with MF1 Capital, a company not affiliated with the Company dated as of May 2, 2025.

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%)(6.96% at June 30, 2025). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $1,000 from the Mezzanine Loan.

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

During the three- and six-month periods ended June 30, 2025 the Company incurred $3,561 and $6,025, respectively, and during the three- and six-month periods June 30, 2024 the Company incurred $1,975 and $3,643, respectively, in interest and is included in the balance of the Notes Payable in the Consolidated Balance Sheet.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2025:

2025 (Remainder)	$80,839
2026	1,732
2027	145,647
2028	416,555
2029	209,571
Thereafter	422,979
Total	$1,277,323

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2025, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2025 (Remainder)	$9,966
2026	5,279
2027	4,790
2028	3,778
2029	3,737
Thereafter	22,479
Total	$50,029

The Company has commercial leases with the City of New York that comprised approximately 21% and 21% of total revenues for the three months ended June 30, 2025 and 2024, respectively and 21% and 22% of total revenues for the six months ended June 30, 2025 and 2024, respectively. As of February 23, 2024, the City of New York notified the Company of its intention to terminate its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The current lease at 250 Livingston Street provided approximately $16 million per annum in combined rental income and property tax and common area maintenance reimbursements. Additionally, In April 2025, the Company and NYC agreed to the terms of a five-year extension of the current lease, with an option for the NYC to terminate the lease after two years with a prior six-month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2025	December 31, 2024
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,277,323	$1,275,359
Estimated fair value	$1,245,003	$1,209,629

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

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2,700 in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2,300 to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $400 related to the Crowe case during the third quarter of 2023.

Based on the JHO determinations made in 2024, the Company accrued an additional $175 for the plaintiffs and $94 for attorney fees. The Company paid the accrued balances during the six months ended June 30, 2025.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows

On October 15, 2021, Rodney Sanchez (“Plaintiff”) filed a Class and Collective Action Complaint (the “Complaint”) against and the Company and certain of its affiliates and Clipper Equity LLC (collectively, the “Defendants”) in the United States District Court for the Southern District of New York. The Plaintiff alleged that he was jointly employed by the Defendants and that the Defendants: (a) failed to pay Plaintiff and similarly situated employees overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”); (b) failed to pay Plaintiff and similarly situated employees for training sessions in violation of the FLSA and NYLL; (c) failed to pay Plaintiff and similarly situated employees on a timely basis in violation of NYLL; and (d) failed to provide Plaintiff and similarly situated employees with wage statements and wage notices as required by NYLL. The Company has denied the allegations and intends to defend both the allegations and the class certification action. Given the uncertainty of litigation, the preliminary stage of the case and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action and therefore no accrual has been made related to this.

On November 22, 2024, The New York City Department of Citywide Administrative Services issued the results of its audit of the Company’s operating expense escalation charges for the period of June 2014 to December 2018. The audit resulted in a claim by the City for the Company to pay the City $1,152. The Company is evaluating the results of the audit. During the six months ended June 30, 2025 New York City withheld rent to satisfy the claim. Based on the results of the audit the Company was adequately reserved to cover this payment and  it did not have any impact on the Company’s operating results in the three- and six-month periods ended June 30, 2025.

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

On April 7, 2025, the Company filed an Affirmation in opposition to the motion of the plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and the Company submitted its replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, “as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, “as Plaintiff’s contentions do raise a question of fact”.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, the Company filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. The motion is currently pending. On July 31, the lender filed motion to dismiss counter claims. Currently the Company has until September 3, 2025, to respond and a hearing is currently scheduled for September 10, 2025.

Commitments

June 29, 2023, the Company entered into the Article 11 Agreement. Under this agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27 million. The Company expects those costs to be offset by the savings provided by a property tax exemption and enhanced payments for tenants receiving government assistance. Through June 30, 2025 the Company spent approximately $17 million on capital improvements required under the HRMLA.

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

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2025	26%	74%	100%
Three months ended June 30, 2024	26%	74%	100%
Six months ended June 30, 2025	26%	74%	100%
Six months ended June 30, 2024	26%	74%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $120 and $148 for the three months ended June 30, 2025 and 2024, respectively, and $178 and $197 for the six months ended June 30, 2025 and 2024. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(89) and $(23) for the three months ended June 30, 2025 and 2024, respectively and $(135) and $(37) for the six months ended June 30, 2025 and 2024.

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

Three months ended June 30, 2025	Commercial	Residential	Total
Rental income	$9,982	$29,054	$39,036
Total revenues	$9,982	$29,054	$39,036
Property operating expenses	1,333	8,228	9,561
Real estate taxes and insurance	2,919	4,599	7,518
General and administrative	718	3,101	3,819
Transaction pursuit costs	(1)	(9)	(10)
Depreciation and amortization	1,521	5,793	7,314
Total operating expenses	6,490	21,712	28,202
Litigation settlement and other	—	(26)	(26)
Income from operations	3,492	7,316	10,808
Loss on disposal of long-lived assets	—	(685)	(685)
Interest Expense	(2,541)	(8,938)	(11,479)
Net Loss	$951	$(2,307)	$(1,356)

Three months ended June 30, 2024	Commercial	Residential	Total
Rental income	$9,598	$27,748	$37,346
Total revenues	$9,598	$27,748	$37,346
Property operating expenses	1,116	7,880	8,996
Real estate taxes and insurance	2,538	4,900	7,438
General and administrative	577	2,882	3,459
Depreciation and amortization	1,501	5,954	7,455
Total operating expenses	5,732	21,616	27,348
Litigation settlement and other	—	—	—
Income from operations	3,866	$6,132	$9,998
Interest Expense	(2,530)	(9,211)	(11,741)
Net Loss	1,336	(3,079)	(1,743)

Six months ended June 30, 2025	Commercial	Residential	Total
Rental income	$20,190	$58,244	$78,434
Total revenues	20,190	58,244	78,434
Property operating expenses	2,692	16,980	19,672
Real estate taxes and insurance	5,882	9,263	15,145
General and administrative	1,412	6,232	7,644
Transaction pursuit costs	(1)	(9)	(10)
Depreciation and amortization	3,048	11,902	14,950
Loss on impairment of long lived assets	—	33,780	33,780

Total operating expenses	13,033	78,148	91,181
Litigation settlement and other	—	(26)	(26)
Income from operations	$7,157	$(19,930)	$(12,773)
Loss on disposal of long-lived assets	—	(685)	(685)
Interest Expense	(5,033)	(17,968)	(23,001)
Net Loss	2,124	(38,583)	(36,459)

Six months ended June 30, 2024	Commercial	Residential	Total
Rental income	$19,252	$53,854	$73,106
Total revenues	19,252	53,854	73,106
Property operating expenses	2,366	15,252	17,618
Real estate taxes and insurance	5,054	9,520	14,574
General and administrative	1,221	5,789	7,010
Depreciation and amortization	2,997	11,837	14,834

Total operating expenses	11,638	42,398	54,036
Litigation settlement and other	—	—	—
Income from operations	$7,614	$11,456	$19,070
Interest Expense	(5,052)	(18,248)	(23,480)
Net Loss	2,562	(6,792)	(4,410)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2025 (unaudited)	$313,744	$926,579	$1,241,323
December 31, 2024	315,296	971,669	1,286,965

The Company’s capital expenditures, including acquisitions, by segment for the three and six months ended June 30, 2025 and 2024, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30,
2025	$788	$9,680	$10,468
2024	$1,230	$21,601	$22,831

Six months ended June 30,
2025	$1,422	$20,327	$21,749
2024	$2,249	$41,320	$43,769

10. Impairment of long-lived assets

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

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 on the Company’s consolidated statement of operations for the three-month period ended March 31, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45.5 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 1 for details of the completion of transaction to dispose of the long-lived assets.

11. Subsequent Events

On August 7, 2025, the Company declared distributions on its common shares, Class B LLC units and LTIP units totaling $4,614.

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

As of June 30, 2025, the Company owned:

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

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA.for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $685 in the three and six months ended June 30, 2025, after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025 (see note 10 below).

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 37.9% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all of the ownership interests in the Aspen property, the Clover House property, the 1010 Pacific Street property and the Dean Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. See Note 9, “Segment Reporting” to our condensed consolidated financial statements included in this Form 10-Q.

Trends

During the second quarter of 2025, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at June 30, 2025 was $85.60, up from $80.93 at June 30, 2024. At the Flatbush Gardens property, average residential rent per square foot at June 30, 2025, was $31.27, up from $28.10 at June 30, 2024. At the Clover House property, average residential rent per square foot at June 30, 2025, was $87.76, an increase from $83.68 at June 30, 2024. Urban office markets have generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space.

As of June 30, 2025, the Company’s office properties had not been adversely affected from a rent perspective as a result of its long-term leases with the City of New York. However, as of August 23, 2025, the City of New York will vacate 250 Livingston Street. The Company is currently seeking new tenants to replace the City of New York. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Until a new tenant is located, the Company expects to lose approximately $16 million per annum in combined rental income and property tax and common area maintenance reimbursements.

Additionally, the lease at 141 Livingston Street expires in December 2025. In April of 2025, the Company and the City of New York agreed to the terms of a five-year extension of the lease, with an option for the City of New York to terminate the lease after two years with six-months’ notice. The City of New York sent the lease to the Company for signature and the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement on April 22, 2025. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions and the lease is now subject to the overall litigation dispute.  There can be no assurance that the lease will be approved or finalized.  Furthermore, the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the first half of 2025 and all of 2024, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of June 30, 2025, was approximately 4.2% per annum.

Results of Operations

Our focus throughout 2024 and year-to-date 2025 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations focuses on the properties that were in operation for the full period in each comparison and excludes the results of 10 West 65th Street due to its sale on May 30, 2025.

Income Statement for the Three Months Ended June 30, 2025, and 2024

(in thousands)

	2025	2025: Less 10 West 65th Street	2025 Excluding 10 West 65th Street	2024	2024: Less 10 West 65th Street	2024: Excluding 10 West 65th Street	Increase (decrease)%
Revenues
Residential rental income	$29,054	$691	$28,363	$27,748	$1,039	$26,709	$1,654	6.2%
Commercial rental income	9,982	3	9,979	9,598	3	9,595	384	4.0%
Total revenues	39,036	694	38,342	37,346	1,042	36,304	2,038	5.6%
Operating Expenses
Property operating expenses	9,561	115	9,446	8,996	216	8,780	666	7.6%
Real estate taxes and insurance	7,518	185	7,333	7,438	273	7,165	168	2.3%
General and administrative	3,819	87	3,732	3,459	80	3,379	353	10.4%
Transaction pursuit costs	(10)	-	(10)	-	-	-	(10)	100.0%
Depreciation and amortization	7,314	-	7,314	7,455	292	7,163	151	2.1%
Total operating expenses	28,202	387	27,815	27,348	861	26,487	1,328	5.0%
Litigation Settlement and Other	(26)	-	(26)	-	-	-	(26)	100.0%
Income from operations	10,808	(307)	10,501	9,998	181	9,817	684	7.0%
Loss on disposal of long-lived assets	(685)	(685)	-	-	-	-	-	100%
Interest expense, net	(11,479)	(322)	(11,157)	(11,741)	(645)	(11,096)	(61)	(0.5)%
Net loss	$(1,356)	$(700)	$(656)	$(1,743)	$(464)	$(1,279)	$623	48.7%

Revenue. Residential rental income increased to $28,363 for the three months ended June 30, 2025, from $26,709 for the three months ended June 30, 2024, primarily due to increases in rental rates and leased occupancy at all properties in 2025 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $85.60 (100% leased occupancy) at June 30, 2025, from $80.93 (99.8% leased occupancy) at June 30, 2024, the Flatbush Gardens property to $31.27 (98.4% leased occupancy) at June 30, 2025, from $28.10 (98.5% leased occupancy) at June 30, 2024.

Commercial rental income increased to $9,979 for the three months ended June 30, 2025, from $9,595 for the three months ended June 30, 2024 due to slightly higher escalation income at our commercial properties and rents from new leases.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $9,446 for the three months ended June 30, 2025, from $8,780 for the three months ended June 30, 2024, primarily due to higher tenant legal and payroll costs at the Flatbush Gardens property partially offset by lower utilities costs across the Company.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,333 for the three months ended June 30, 2025, from $7,165 for the three months ended June 30, 2024, primarily due to slightly increased real estate taxes and insurance premiums across the portfolio.

General and administrative. General and administrative expenses increased to $3,732 for the three months ended June 30, 2025, from $3,379 for the three months ended June 30, 2024 primarily due to higher LTIP amortization.

Depreciation and amortization. Depreciation and amortization expense increased to $7,314 for the three months ended June 30, 2025, from $7,163 for the three months ended June 30, 2024 due to additions to real estate across the portfolio.

Interest expense, net. Interest expense, net, increased to $11,157 for the three months ended June 30, 2025, from $11,096 for the three months ended June 30, 2024.

Net loss. As a result of the foregoing, net loss decreased to $656 for the three months ended June 30, 2025, from $1,279 for the three months ended June 30, 2024.

Income Statement for the Six Months Ended June 30, 2025 and 2024

(in thousands)

	2025	2025: Less 10 West 65th Street	2025 Excluding 10 West 65th Street	2024	2024: Less 10 West 65th Street	2024: Excluding 10 West 65th Street	Increase (decrease)%
Revenues
Residential rental income	$58,244	$1,761	$56,483	$53,854	$2,049	$51,805	$4,678	9.0%
Commercial rental income	20,190	7	20,183	19,252	7	19,245	938	4.9%
Total revenues	78,434	1,768	76,666	73,106	2,056	71,050	5,616	7.9%
Operating Expenses
Property operating expenses	19,672	315	19,357	17,618	415	17,203	2,154	12.5%
Real estate taxes and insurance	15,145	463	14,682	14,574	545	14,029	653	4.7%
General and administrative	7,644	206	7,438	7,010	204	6,806	632	9.3%
Transaction pursuit costs	(10)	-	(10)	-	-	-	(10)	0.0%
Depreciation and amortization	14,950	290	14,660	14,834	584	14,250	410	2.9%
Loss on impairment of Long-Lived Asset	33,780	33,780	-	-	-	-	-	100%
Total operating expenses	91,181	35,054	56,127	54,036	1,748	52,288	3,839	7.3%

Litigation Settlement and Other	(26)	-	(26)	-	-	-	(26)	0.0%
Income from operations	(12,773)	(33,286)	20,513	19,070	308	18,762	1,751	9.3%
Loss on disposal of long-lived assets	(685)	(685)	-	-	-	-	-	100%
Interest expense, net	(23,001)	(881)	(22,120)	(23,480)	(1,293)	(22,187)	67	0.3%

Net loss	$(36,459)	$(34,852)	$(1,607)	$(4,410)	$(985)	$(3,425)	$1,818	53.1%

Revenue. Residential rental income increased to $56,483 for the six months ended June 30, 2025, from $51,805 for the six months ended June 30, 2024, primarily due to increases in rental rates and leased occupancy at all properties in 2025 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $85.60 (100% leased occupancy) at June 30, 2025, from $80.93 (99.8% leased occupancy) at June 30, 2024, the Flatbush Gardens property to $31.27 (98.4% leased occupancy) at June 30, 2025, from $28.10 (98.5% leased occupancy) at June 30, 2024.

Commercial rental income increased to $20,183 for the six months ended June 30, 2025, from $19,245 for the six months ended June 30, 2024, due to slightly higher escalation income at our commercial properties and rents from new leases.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $19,357 for the six months ended June 30, 2025, from $17,203 for the six months ended June 30, 2024, primarily due to due to higher tenant legal, supplies and payroll costs at the Flatbush Gardens property and higher utilities costs across the Company partially offset by lower repair and maintenance costs primarily at Flatbush Gardens.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $14,682 for the six months ended June 30, 2025, from $14,029 for the six months ended June 30, 2024, primarily due to higher real estate taxes and insurance premiums.

General and administrative. General and administrative expenses increased to $7,438 for the six months ended June 30, 2025, from $6,806 for the six months ended June 30, 2024 primarily due to higher LTIP amortization, partially offset by lower professional fees..

Depreciation and amortization. Depreciation and amortization expense increased to $14,660 for the six months ended June 30, 2025, from $14,250 for the six months ended June 30, 2024, due to the additions to real estate across the portfolio during the six months ended June 30, 2024.

Interest expense, net. Interest expense, net, decreased to $22,120 for the six months ended June 30, 2025, from $22,187 for the six months ended June 30, 2024.

Net loss. As a result of the foregoing, net loss decreased to $1,607 for the six months ended June 30, 2025, from $3,425 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $1,268 million of indebtedness, net of unamortized issuance costs, secured by our properties, $32,029 of cash and cash equivalents, and $28,809 of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings. The Company sold the property known as 10 West 65th Street during the quarter ended June 30, 2025, and was able to net approximately $13,000 in proceeds from such sale that are included in our cash balances at June 30, 2025. Additionally, the Company refinanced its existing construction loan at its Dean Street property with a maximum of $160 million bridge loan, of which $141,750 million was drawn at closing, and the potential to draw additional amounts that can be used for general corporate purposes.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On May 7, 2025 the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.6 million paid on May 30, 2025. During the three months ended June 30, 2025 and 2024, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $9.2 million and $8.8 million, respectively.

Cash Flows for the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities	$15,044	$15,044
Investing activities	17,967	(42,051)
Financing activities	(10,225)	27,526

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024, were as follows:

Net cash flow provided by operating activities was $15,044 for the six months ended June 30, 2025, compared to $15,044 for the six months ended June 30, 2024.

Net cash provided in investing activities was $17,967 for the six months ended June 30, 2025, compared to $42,051 used for the six months ended June 30, 2024. The increase was primarily due to proceeds from the sale of 10 West 65th Street and decreased capital spending at the Dean Street development as it approached its completion.

Net cash used by financing activities was $10,225 for the six months ended June 30, 2025, compared to $27,526 provided for the six months ended June 30, 2024. Cash was used in the six months ended June 30, 2025, for the repayment of $31,438 mortgage loan in conjunction with sale of 10 West 65th Street, $9,227 of dividend and distribution payments and $2,996 of loan issuance costs, partially offset by of $34,231 related to the Dean Street property borrowings on the construction loan and subsequent refinance. Cash was provided in the six months ended June 30, 2024, by $37,303 of borrowings related to the Dean Street property and partially offset by distributions of $8,792.

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

AFFO is defined by us as FFO excluding amortization of identifiable intangibles incurred in property acquisitions, straight-line rent adjustments to revenue from long-term leases, amortization costs incurred in originating debt, interest rate cap mark-to-market adjustments, amortization of non-cash equity compensation, acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, gain on involuntary conversion, gain on termination of lease, impairment of long-lived assets, disposals of long-lived assets and certain litigation-related expenses, less recurring capital spending.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFO
Net loss	$(1,356)	$(1,743)	$(36,459)	$(4,410)
Real estate depreciation and amortization	7,314	7,455	14,950	14,834
FFO	$5,958	$5,712	$(21,509)	$10,424

AFFO
FFO	$5,958	$5,712	$(21,509)	$10,424
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	37	38	59	87
Amortization of debt origination costs	457	530	914	1,061
Amortization of LTIP awards	1,078	713	2,221	1,274
Recurring capital spending	(34)	(61)	(69)	(134)
Loss on impairment of long-lived assets	—	—	33,780	—
Loss on disposal of long-lived assets	685	—	685	—
Transaction pursuit costs	(10)	—	(10)	—
Litigation settlement and other	26	—	26	—
AFFO	$8,318	$7,053	$16,338	$12,953

Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization

We believe that Adjusted EBITDA is a useful measure of our operating performance. We define Adjusted EBITDA as net income (loss) before allocation to non-controlling interests, plus real estate depreciation and amortization, amortization of identifiable intangibles, straight-line rent adjustments to revenue from long-term leases, amortization of non-cash equity compensation, interest expense (net), acquisition and other costs, transaction pursuit costs, loss on modification/extinguishment of debt, impairment of long-lived assets, disposals of long-lived assets and certain litigation-related expenses, less gain on involuntary conversion and gain on termination of lease.

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA
Net loss	$(1,356)	$(1,743)	$(36,459)	$(4,410)
Real estate depreciation and amortization	7,314	7,455	14,950	14,834
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	37	38	59	87
Amortization of LTIP awards	1,078	713	2,221	1,274
Interest expense, net	11,479	11,741	23,001	23,480
Transaction pursuit costs	(10)	—	(10)	—
Loss on impairment of long-lived assets	—	—	33,780	—
Loss on disposal of long-lived assets	685	—	685	—
Litigation settlement and other	26	—	26	—

Adjusted EBITDA	$19,374	$18,325	$38,494	$35,506

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NOI
Income from operations	$10,808	$9,998	$(12,773)	$19,070
Real estate depreciation and amortization	7,314	7,455	14,950	14,834
General and administrative expenses	3,819	3,459	7,644	7,010
Transaction pursuit costs	(10)	—	(10)	—
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	37	38	59	87
Loss on Impairment of long-lived assets	—	—	33,780	—
Litigation Settlement and other	26	—	26	—

NOI	$22,115	$21,071	$43,917	$41,242

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

A one percent change in interest rates on our $142.8 million of variable rate debt as of June 30, 2025, would impact annual net loss by approximately $1.4 million.

At June 30, 2025, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,245.0 million and $1,160.4 million as of June 30, 2025 and December 31, 2024, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2025, and there have been no material changes to those risk factors for the six months ended June 30, 2025 except for the following updates:

We depend on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease terminating effective August 23, 2025, and the other lease expiring on December 27, 2025. Our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminates in August 2025 or to enter into a five-year extension of the lease expiring in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of June 30, 2025, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased an aggregate of 548,580 rentable square feet of commercial space at our commercial office properties at 141 Livingston Street and 250 Livingston Street, the rents from which represented approximately 21% of our total revenues for the three months ended June 30, 2025. We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street. Breaches of these covenants could result in defaults under the loan agreements.

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

On March 18, 2025, we were notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, we transferred $6.3 million to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that we are in default on the $125 million mortgage loan due to its allegation that we, as the guarantor, did not maintain a net worth of not less than $100 million as of December 31, 2024, as required under the loan agreement. We replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided our lender with our own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to us concurring with us and notifying us that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. We responded by disputing the allegations in the May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

141 Livingston Street Property

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

On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, “as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, “as Plaintiff’s contentions do raise a question of fact”. On XXX new events happened that we need to add.

In April 2025, we and the NYC agreed to the terms of a five-year extension of the current lease, with an option for the NYC to terminate the lease after two years with a prior six-month notice. The NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in the line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025 We filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. The motion is currently pending. On July 31, the lender filed motion to dismiss counter claims. Currently we have until September 3, 2025, to respond and a hearing is currently scheduled for September 10, 2025.

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

David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, Sam Levinson our Co-Chairman of the board of directors and Chairman of the Investment Committee and other members of our senior management team continue to own interests in properties and businesses that were not contributed to us in the formation transactions. For instance, each of David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, JJ Bistricer, our Chief Operating Officer, Sam Levinson, our Co-Chairman of the board of directors and Chairman of the Investment Committee, and Jacob Schwimmer, our Chief Property Management Officer, has ownership interests in real estate outside of the Company. David Bistricer, our Co-Chairman of the board of directors and Chief Executive Officer, and JJ Bistricer, our Chief Operating Officer, own Clipper Equity. However, Clipper Equity does not own any real estate assets.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

***10.1	Purchase and Sale Agreement dated April 2, 2025 between 10 West 65 Owner LLC and purchaser of 10 West 65th Street
***10.2	Assignment of Purchase and Sale agreement dated April 2, 2025 to 10 W65, LLC
*10.3	2025 Omnibus Incentive Compensation Plan
*10.4	2025 Non-Employee Director Plan
*10.5	Dean Owner LLC Multifamily Loan and Security Agreement with MF1 Capital LLC dated May 2, 2025
*10.6	Dean Member LLC Mezzanine Multifamily Loan and Security Agreement with MF1 Capital dated May 2, 2025
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

*** Filed herewith. Certain portions of this exhibit (indicated by “[REDACTED]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

August 7, 2025	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer