Form 10-Q
period 2025-09-30
Clipper Realty Inc.
filed 2025-11-14
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, there were 16,146,546 shares of the Registrant’s Common Stock outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	our dependency on two commercial leases with certain agencies of the City of New York, as a single government tenant in our office buildings, and our inability to replace the City of New York as a tenant, could cause a material adverse effect on us, including our financial condition, results of operations and cash flow, with one lease having terminated effective August 23, 2025 and the other lease expiring on December 27, 2025;

●	the impact of the recent increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our properties;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$559,419	$571,988
Building and improvements	836,324	736,420
Tenant improvements	3,386	3,366
Furniture, fixtures and equipment	13,643	13,897
Real estate under development	—	146,249
Total investment in real estate	1,412,772	1,471,920
Accumulated depreciation	(258,621)	(243,392)
Investment in real estate, net	1,154,151	1,228,528
Cash and cash equivalents	26,052	19,896
Restricted cash	30,593	18,156
Tenant and other receivables, net of allowance for doubtful accounts of $320 and $258, respectively	7,551	6,365
Deferred rent	2,002	2,108
Deferred costs and intangible assets, net	5,445	5,676
Prepaid expenses and other assets	12,172	6,236
TOTAL ASSETS	$1,237,966	$1,286,965

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $8,070 and $9,019, respectively	$1,273,088	$1,266,340
Accounts payable and accrued liabilities	14,008	18,731
Security deposits	9,439	9,067
Other liabilities	7,271	7,057
TOTAL LIABILITIES	1,303,806	1,301,195
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,146,546 and 16,146,546 shares issued and outstanding, at September 30, 2025, and December 31, 2024, respectively	160	160
Additional paid-in-capital	90,531	89,938
Accumulated deficit	(115,723)	(95,507)
Total stockholders’ equity (deficit)	(25,032)	(5,409)
Non-controlling interests	(40,808)	(8,821)
TOTAL EQUITY (DEFICIT)	(65,840)	(14,230)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,237,966	$1,286,965

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Residential rental income	$29,773	$27,846	$88,017	$81,700
Commercial rental income	7,925	9776	28,115	29,028
TOTAL REVENUES	37,698	37,622	116,132	110,728

OPERATING EXPENSES
Property operating expenses	9,215	8,482	28,887	26,098
Real estate taxes and insurance	7,894	7,562	23,039	22,137
General and administrative	3,697	3,370	11,341	10,380
Transaction pursuit costs	10	-	-	-
Depreciation and amortization	7,997	7,456	22,947	22,289
Loss on impairment of Long-Lived Assets	-	-	33,780	-
TOTAL OPERATING EXPENSES	28,813	26,870	119,994	80,904

Litigation settlement and other	-	-	(26)	-

INCOME (LOSS) FROM OPERATIONS	8,885	10,752	(3,888)	29,824

Loss on disposal of long-lived assets	(172)	-	(857)	-
Interest expense, net	(13,320)	(11,840)	(36,321)	(35,320)

Net loss	(4,607)	(1,088)	(41,066)	(5,496)

Net loss attributable to non-controlling interests	2,856	676	25,451	3,414
Net loss attributable to common stockholders	$(1,751)	$(412)	$(15,615)	$(2,082)

Basic and diluted net loss per share	$(0.14)	$(0.05)	$(1.07)	$(0.20)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)
Amortization of LTIP grants	—	—	—	—	—	1,078	1,078
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(516)	(516)	(840)	(1,356)
Reallocation of noncontrolling interests	—	—	190	—	190	(190)	—
Balance June 30, 2025	16,146,546	$160	$90,342	$(112,438)	$(21,936)	$(35,760)	$(57,696)
Amortization of LTIP grants	—	—	—	—	—	1,077	1,077
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(1,751)	(1,751)	(2,856)	(4,607)
Reallocation of noncontrolling interests	—	—	189	—	189	(189)	—
Balance September 30, 2025	16,146,546	$160	$90,531	$(115,723)	$(25,032)	$(40,808)	$(65,840)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235
Amortization of LTIP grants	—	—	—	—	—	561	561
Dividends and distributions	—	—	—	(1,526)	(1,526)	(2,870)	(4,396)
Net loss	—	—	—	(1,011)	(1,011)	(1,655)	(2,666)
Reallocation of noncontrolling interests	—	—	72	—	72	(72)	—
Balance March 31, 2024	16,063,228	$160	$89,555	$(89,436)	$279	$455	$734
Amortization of LTIP grants	—	—	—	—	—	713	713
Conversion of LTIP units	14,062	—	—	—	—	—	—
Dividends of LTIP grants	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(660)	(660)	(1,083)	(1,743)
Reallocation of noncontrolling interests	—	—	130	—	130	(130)	—
Balance June 30, 2024	16,077,290	$160	$89,685	$(91,623)	$(1,778)	$(2,914)	$(4,692)
Amortization of LTIP grants	—	—	—	—	—	713	713
Dividends and distributions	—	—	—	(1,527)	(1,527)	(2,869)	(4,396)
Net loss	—	—	—	(412)	(412)	(676)	(1,088)
Reallocation of noncontrolling interests	—	—	133	—	133	(133)	—
Balance September 30, 2024	16,077,290	$160	$89,818	$(93,562)	$(3,584)	$(5,879)	$(9,463)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,066)	$(5,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,871	22,211
Amortization of deferred financing costs	1,744	1,591
Amortization of deferred costs and intangible assets	437	440
Loss on Impairment of long-lived assets	33,780	-
Loss on disposal of long-lived assets	857	-
Deferred rent	106	168
Stock-based compensation	3,298	1,987
Bad debt (recovery) expense	49	24
Changes in operating assets and liabilities:
Tenant and other receivables	(1,235)	(1,160)
Prepaid expenses, other assets and deferred costs	(6,045)	315
Accounts payable and accrued liabilities	1,081	(247)
Security deposits	373	279
Other liabilities	214	1,225
Net cash provided by operating activities	16,464	21,337

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(30,511)	(57,097)
Proceeds from sale of real estate, net	43,489	-
Purchase of interest rate caps	(97)	-
Net cash provided (used) in investing activities	12,881	(57,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(163,639)	(1,483)
Proceeds from mortgage notes	169,438	50,300
Dividends and distributions	(13,842)	(13,188)
Loan issuance and extinguishment costs	(2,709)	-
Net cash provided (used) by financing activities	(10,752)	35,629

Net increase in cash and cash equivalents and restricted cash	18,593	(131)
Cash and cash equivalents and restricted cash - beginning of period	38,052	36,225
Cash and cash equivalents and restricted cash - end of period	$56,645	$36,094

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$19,896	$22,163
Restricted cash	18,156	14,062
Total cash and cash equivalents and restricted cash – beginning of period	$38,052	$36,225

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$26,052	$18,622
Restricted cash	30,593	17,472
Total cash and cash equivalents and restricted cash – end of period	$56,645	$36,094

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $6,829 and $5,104 in 2025 and 2024, respectively	$35,675	$32,672
Non-cash interest capitalized to real estate under development	1,913	1,698
Additions to investment in real estate included in accounts payable and accrued liabilities	2,366	10,504

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

1. Organization

As of September 30, 2025, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, a 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

•	the Dean Street property in Brooklyn, 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $172 and $857 in the three and nine months ended September 30, 2025, respectively, after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025 (see note 10 below).

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

At September 30, 2025 and 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 37.9%, respectively, of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At September 30, 2025 and December 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

In accordance with ASC 805, "Business Combinations – Clarifying the Definition of a Business,” the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. In the event that the Company obtains proceeds through an insurance policy due to impairment, the proceeds are offset against the write-down in calculating gain/loss on disposal of assets. Management of the Company does not believe that any of its properties within the portfolio, other than the impairment of 10 West 65th Street described in note 10, are impaired as of September 30, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2025 and 2024, the Company did not own any material financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended September 30, 2025 and 2024, the Company charged revenue in the amount of $1,120 and $1,286, respectively, for residential receivables not deemed probable of collection and recognized revenue of $19 and $46, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

For the nine months ended September 30, 2025 and 2024, the Company charged revenue in the amount of $3,012 and $3,302, respectively, for residential receivables not deemed probable of collection and recognized revenue of $110 and $276, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of September 30, 2025, and December 31, 2024, there were 6,242,095 and 5,700,534 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.85 and $7.07 per unit, respectively. As of September 30, 2025, and December 31, 2024, there were $16,647 and $19,945, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2025, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

During the nine months ended September 30, 2025, the Company granted employees and non-employee directors 345,561 and 196,000 LTIP units, respectively, with a weighted-average grant date value of $4.54 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2024 bonus and long-term incentive compensation.

During the nine months ended September 30, 2024, the Company granted employees and non-employee directors 320,172 and 181,602 LTIP units, respectively, with a weighted-average grant date value of $4.90 per unit. The grants vesting period ranges from up to one year for those granted to the non-employee directors and from 1 to 2.5 years to those granted to employees as 2023 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2025 and December 31, 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2025 and 2024, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2025 or 2024.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(1,751)	$(412)	$(15,615)	$(2,082)
Less: income attributable to participating securities	(580)	(369)	(1,739)	(1,107)
Subtotal	$(2,331)	$(781)	$(17,354)	$(3,189)
Denominator
Weighted-average common shares outstanding	16,147	16,077	16,147	16,072

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.05)	$(1.07)	$(0.20)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
Deferred costs	$348	$348
Lease origination costs	1,816	1,610
In-place leases	428	428
Real estate tax abatements	9,142	9,142
Total deferred costs and intangible assets	11,734	11,529
Less accumulated amortization	(6,289)	(5,852)
Total deferred costs and intangible assets, net	$5,445	$5,676

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $25 and $26 for the three months ended September 30, 2025 and 2024, respectively, and $76 and $79 for the nine months ended September 30, 2025 and 2024, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2025 and 2024, respectively, and $361 and $361 for the nine months ended September 30, 2025 and 2024, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2025, amortize in future years as follows:

2025 (Remainder)	$153
2026	614
2027	602
2028	585
2029	550
Thereafter	2,941
Total	$5,445

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2025	December 31, 2024

Flatbush Gardens, Brooklyn, NY(a)	6/1/2032	3.125%	$329,000	$329,000
250 Livingston Street, Brooklyn, NY(b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY(c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY(d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY(e)	7/1/2028	3.68%	58,158	59,403
Clover House, Brooklyn, NY(f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	-	31,437
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	60,000	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	20,000	20,000
953 Dean Street, Brooklyn, NY(i)	5/9/2027	SOFR + 2.65%	115,000	-
953 Dean Street, Brooklyn, NY(i)	5/9/2027	SOFR + 2.65%	32,000	-
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 4.0%	-	98,849
953 Dean Street, Brooklyn, NY(i)	8/10/2026	SOFR + 10.0%	-	9,670
Total debt			$1,281,158	$1,275,359
Unamortized debt issuance costs			(8,070)	(9,019)
Total debt, net of unamortized debt issuance costs			$1,273,088	$1,266,340

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

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025. The lease generally provides for rent payments in the amount of $15,400 per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. In connection with the termination of the 250 Livingston Street lease, pursuant to the terms of the loan agreement related to $125,000 building mortgage, we have established a cash management account for the benefit of the lender, into which we will be obligated to deposit all revenue generated by the building at 250 Livingston Street. All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us if the tenant cure conditions are satisfied under the loan agreement. If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement, and it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On January 2, 2025, the Company was notified that the loan servicing of the loan related to the 250 Livingston Street property was transferred, at our request, to LNR Partners (“LNR”) to serve as special servicer for us to engage in negotiations on a modification of our loan. All remaining servicing has remained with Midland Loan Services (“Midland”). On January 6, 2025, the Company and LNR signed a Pre-Negotiation Letter Agreement to discuss our request for a reduction in the loan. These negotiations continue and there can be no guarantee that they will conclude with an agreement. On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and IronHound Management Company LLC, whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors.

On March 18, 2025, we were notified by legal counsel to the servicer that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125,000 building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125,000 building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. On May 8, 2025, the Company transferred $6,300 to the cash management account prior to the activation of the cash management account. As of May 12, 2025, the Company has complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 15, 2025, legal counsel for the lender notified us that they alleged that we were in default on the $125,000 mortgage loan due to its allegation that Clipper Realty Inc. (the “Guarantor”) did not maintain a net worth of not less than $100,000 as of December 31, 2024, as required under the loan agreement. The Company replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner. The Company provided the lender with its own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied concurring with the Company and notifying that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. The Company responded by disputing the allegations in July 28, 2025, letter and noting that all rents from the tenants had been deposited into the cash management account.

On October 6, 2025, the Company failed to make its required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. The Company received notices of nonpayment on October 20, 2025 and November 12, 2025, but has not received a notice of the acceleration of the loan.  The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, the Company sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

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

On March 12, 2025, the Company received a letter from counsel to the successor to the Special Servicer reaffirming the occurrence of alleged events of default under the loan agreement described above and demanding the establishment of a restricted account, a cash management account and a debt service account. In addition, the letter demanded that tenants of 141 Livingston Street be sent notices directing them to make lease payments to the cash management account.

The Company believes that it is not required to establish the foregoing accounts or send such notices to the tenants. However, if the Company were to be required to establish such accounts and deliver such notices, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

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

On April 7, 2025, the Company filed an Affirmation in opposition to the motion of the plaintiff for their appointment of a receiver and in support of defendants’ cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the state of New York County of Kings. A hearing on the motions was scheduled to be had on April 8, 2025, and was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and the Company submitted its replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, “as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, “as Plaintiff’s contentions do raise a question of fact”.

In April 2025, the Company and the City of New York agreed to the terms of a five-year extension of the current lease, with an option for the City of New York to terminate the lease after two years with a prior six-month notice. The City of New York has sent the lease to the Company to sign. On April 22, 2025, the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that, amongst other changes, required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lender’s allegations in the above lawsuit. The lease is now subject to the overall litigation dispute and there can be no assurance that the lease will be approved or finalized.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking declaratory relief among other things that the lenders’ conditions are unreasonable for the proposed lease renewal. On July 18, 2025, the Company filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. The Company filed opposition on September 30, 2025, and the motion is currently scheduled for hearing on December 16, 2025.

On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision.

The Company believes that the Plaintiff’s claims are without merit and intends to continue to vigorously defend against this lawsuit.

On October 27, 2025, the Civil Appeals Management Program (“CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

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

On September 15, 2023, the Company borrowed an additional $20,000 from Valley National Bank (“Valley”). The additional borrowing has a term of twenty-four months and an annual interest rate of 6.37%. The loan is interest only subject to the maintenance of certain financial targets after the first 16 months of the term. In conjunction with the additional borrowing, the Company and the bank agreed to amend the expiration date of the initial $60,000 to expire at the same time as the additional borrowing. No change was made to the interest rate on the initial borrowing.

On October 1, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Citi Real Estate Funding Inc., a New York corporation, and Morgan Stanley Bank, N.A., a national banking association, as the lenders, dated as of October 1, 2025.

The Loan Agreement provides for the $84,500 million loan to the Company (the “Loan”). The Loan has a maturity date of October 6, 2030 and bears interest at a 5.73% rate per annum. The Loan is secured by the residential rental property located at 1010 Pacific Street, Brooklyn, New York (the “Property”).

On October 1, 2025, concurrently with entering into the Loan Agreement, the Company repaid the $80,000 mortgage loan with Valley and terminated its loan agreement with Valley. In connection with this refinancing, the Company paid Valley approximately $80,400 of principal and accrued interest outstanding under its prior loan agreement.

The Company incurred no fees or costs as a result of the termination of its loan with Valley, the Company incurred approximately $1,700 in closing costs and prepaid interest and set aside approximately $200 is escrow accounts for property taxes, property insurance and rent reserves under the Loan Agreement. The Company received net proceeds of approximately $2,100 from this refinancing at the time of closing.

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

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%)(6.80% at September 30, 2025). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $5,250 from the Mezzanine Loan.

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

During the three- and nine-month periods ended September 30, 2024 the Company incurred $2,353 and $5,996, respectively, in interest that is included in the balance of the Notes Payable in the Consolidated Balance Sheet at September 30, 2024.

On April 30, 2025, the Company entered into a $10,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 4.0%. On May 1, 2025, the Company drew $5,000 from the line of credit. On May 2, 2025 the Company repaid the balance with proceeds from the Loans.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2025:

2025 (Remainder)	$80,425
2026	1,732
2027	149,897
2028	416,555
2029	209,571
Thereafter	422,978
Total	$1,281,158

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2025, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2025 (Remainder)	$9,966
2026	5,279
2027	5,323
2028	5,378
2029	5,337
Thereafter	41,354
Total	$72,637

The Company's commercial leases with the City of New York that comprised approximately 16% and 22% of total revenues for the three months ended September 30, 2025 and 2024, respectively and 20% and 22% of total revenues for the nine months ended September 30, 2025 and 2024, respectively. The City of New York terminated its lease for 342,496 square feet of office space located at 240-250 Livingston Street effective August 23, 2025. The terminated lease at 250 Livingston Street provided approximately $16,000 per annum in combined rental income and property tax and common area maintenance reimbursements. Additionally, in April 2025, the Company and NYC agreed to the terms of a five-year extension of the current lease at 141 Livingston, with an option for the NYC to terminate the lease after two years with a prior six-month notice. NYC has sent the lease to the Company to sign. On April 22, 2025, the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that amongst other changes required it to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the lawsuit discussed in Note 4 above. There can be no assurance that the lease will be approved or finalized. The current lease at 141 Livingston Street provides for $10,304 rent per annum.

On September 25, 2025, the Company signed an amendment to its lease with Equinox Tribeca Inc. (“Equinox”) at the Tribeca House property extending the term of the lease from August 31, 2027 to  August 31, 2040. The extension provided for increased rent and a cumulative $3,000 credit against rent for renovations supported by actual expenditures, $2,000 creditable in 17 installments beginning October 2025 and $1,000 creditable in 60 installments beginning September 2027.

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

The financial assets and liabilities in the consolidated balance sheets include cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued liabilities, security deposits and notes payable. The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued liabilities, and security deposits reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of notes payable, which are classified as Level 2, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates.

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Carrying amount (excluding unamortized debt issuance costs)	$1,281,158	$1,275,359
Estimated fair value	$1,257,586	$1,209,629

7. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022, the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1,200, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $400. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. At this time the Company is awaiting the execution and return of all the lease renewals. On June 14, 2024, the Court amended its August 28, 2023, decision, holding that no renewal lease had been entered into by one of the remaining tenants who claimed to have entered into a renewal lease at a preferential rent. On July 20, 2024, Plaintiff filed a notice of appeal from the June 14, 2024, decision. On August 13, 2024, the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $13 for the Kuzmich matter. On December 31, 2024, the Company filed a notice of appeal from the August 13, 2024, JHO determination. The Company is preparing to comply with the JHO’s Determinations regarding renewal leases, overcharge payments and payment of attorney’s fees. The matter is currently pending.

On November 18, 2019, the same law firm which filed the Kuzmich case filed a second action involving a separate group of 26 tenants (captioned Crowe et al v 50 Murray Street Acquisition LLC, Supreme Court, New York County, Index No. 161227/19), which action advances essentially the same claims as in Kuzmich. The Company’s deadline to answer or otherwise respond to the complaint in Crowe had been extended to June 30, 2020; on such date, the Company filed its answer to the complaint. Pursuant to the court’s rules, on July 16, 2020, the plaintiffs filed an amended complaint; the sole difference as compared to the initial complaint is that seven new plaintiffs-tenants were added to the caption; there were no substantive changes to the complaint’s allegations. On August 5, 2020, the Company filed its answer to the amended complaint. The case was placed on the court’s calendar and was next scheduled for a discovery conference on November 16, 2022. Counsel for the parties have been engaged in and are continuing settlement discussions. On November 16, 2022, the court held a compliance conference and ordered the plaintiffs to provide rent overcharge calculations in response to proposed calculations previously provided by the Company. On July 12, 2023, the court referred this matter to a JHO to determine the outstanding issues. A hearing before the JHO was held in September 2023. On September 19, 2024 the JHO entered two orders, (1) a June 5, 2024 Determination determining the amount of rent overcharges, if any, due to each of the plaintiffs and the lease renewal amounts, term and form of lease for the plaintiffs remaining in occupancy of four units and (2) a September 3, 2024 Determination sustaining the June 5, 2024 JHO determination which set another plaintiffs rent but reducing the overcharge amount owed to the plaintiff. On October 21, 2024, the Company filed a notice of appeal from the September 3, 2024 JHO order. In addition, on August 13, 2024, the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $63 for the Crowe matter. This Determination was entered on November 25, 2024. On December 31, 2024, the Company moved to appeal from the August 13, 2024, JHO determination. The Company is preparing to comply with the JHO’s determinations. The matter is currently pending.

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

Based on the JHO determinations made in 2024, the Company accrued an additional $175 for the plaintiffs and $94 for attorney fees. The Company paid the accrued balances during the nine months ended September 30, 2025.

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

On November 22, 2024, The New York City Department of Citywide Administrative Services issued the results of its audit of the Company’s operating expense escalation charges for the period of June 2014 to December 2018. The audit resulted in a claim by the City for the Company to pay the City $1,152. The Company is evaluating the results of the audit. During the nine months ended September 30, 2025, New York City withheld rent to satisfy the claim. Based on the results of the audit the Company was adequately reserved to cover this payment and it did not have any impact on the Company’s operating results in the three- and nine-month periods ended September 30, 2025.

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

In April 2025, the Company and the City of New York agreed to the terms of a five-year extension of the current lease, with an option for the City of New York to terminate the lease after two years with a prior six-month notice. The City of New York has sent the lease to the Company to sign. On April 22, 2025, the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that, amongst other changes, required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lender’s allegations in the above lawsuit. The lease is now subject to the overall litigation dispute and there can be no assurance that the lease will be approved or finalized.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking declaratory relief among other things that the lenders’ conditions are unreasonable for the proposed lease renewal. On July 18, 2025, the Company filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. The Company filed opposition on September 30, 2025, and the motion is currently scheduled for hearing on December 16, 2025.

On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision.

The Company believes that the Plaintiff’s claims are without merit and intends to continue to vigorously defend against this lawsuit.

On October 27, 2025, the Civil Appeals Management Program (“CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

Commitments

June 29, 2023, the Company entered into the Article 11 Agreement. Under this agreement, the Company entered into a Housing Repair and Maintenance Letter Agreement in which the Company agreed to perform certain capital improvements to Flatbush Gardens over the next 3 years. The current estimate is that the costs of that work will be an amount up to $27,000. The Company expects those costs to be offset by the savings provided by a property tax exemption and enhanced payments for tenants receiving government assistance. Through September 30, 2025, the Company spent approximately $18,900 million on capital improvements required under the HRMLA.

On September 25, 2025, the Company signed an amendment to its lease with Equinox Tribeca Inc. (“Equinox”) which extended the term of the lease until August 31, 2040, increased rent, and provided for a cumulative $3,000 renovation allowance creditable against rent through 2032 (see note 5 above).

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2025	21%	79%	100%
Three months ended September 30, 2024	26%	74%	100%
Nine months ended September 30, 2025	24%	76%	100%
Nine months ended September 30, 2024	27%	73%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $60 and $112 for the three months ended September 30, 2025 and 2024, respectively, and $237 and $308 for the nine months ended September 30, 2025 and 2024. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(124) and $(24) for the three months ended September 30, 2025 and 2024, respectively and $(259) and $(61) for the nine months ended September 30, 2025 and 2024.

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

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property (prior to its disposition on May 30, 2025), the 1010 Pacific Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties.

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

Three months ended September 30, 2025	Commercial	Residential	Total
Rental income	$7,925	$29,773	$37,698
Total revenues	7,925	29,773	37,698
Property operating expenses	1,014	8,201	9,215
Real estate taxes and insurance	3,097	4,797	7,894
General and administrative	698	2,999	3,697
Transaction pursuit costs	1	9	10
Depreciation and amortization	1,566	6,431	7,997
Total operating expenses	6,376	22,437	28,813
Income from operations	1,549	7,336	8,885
Loss on disposal of long-lived assets	—	(172)	(172)
Interest Expense	(2,668)	(10,652)	(13,320)
Net Loss	$(1,119)	$(3,488)	$(4,607)

Three months ended September 30, 2024	Commercial	Residential	Total
Rental income	$9,776	$27,846	$37,622
Total revenues	$9,776	$27,846	$37,622
Property operating expenses	1,132	7,350	8,482
Real estate taxes and insurance	2,910	4,653	7,562
General and administrative	594	2,776	3,370
Depreciation and amortization	1,499	5,956	7,456
Total operating expenses	6,135	20,735	26,870
Income from operations	3,641	$7,111	$10,752
Interest Expense	(2,553)	(9,287)	(11,840)
Net Income (Loss)	1,088	(2,176)	(1,088)

Nine months ended September 30, 2025	Commercial	Residential	Total
Rental income	$28,115	$88,017	$116,132
Total revenues	28,115	88,017	116,132
Property operating expenses	3,706	25,181	28,887
Real estate taxes and insurance	8,979	14,060	23,039
General and administrative	2,110	9,231	11,341
Depreciation and amortization	4,614	18,333	22,947
Loss on impairment of long-lived assets	—	33,780	33,780
Total operating expenses	19,409	100,585	119,994
Litigation settlement and other	—	(26)	(26)
Income from operations	$8,706	$(12,594)	$(3,888)
Loss on disposal of long-lived assets	—	(857)	(857)
Interest Expense	(7,701)	(28,620)	(36,321)
Net Income (Loss)	1,005	(42,071)	(41,066)

Nine months ended September 30, 2024	Commercial	Residential	Total
Rental income	$29,028	$81,700	$110,728
Total revenues	29,028	81,700	110,728
Property operating expenses	3,498	22,600	26,098
Real estate taxes and insurance	7,964	14,173	22,137
General and administrative	1,815	8,565	10,380
Depreciation and amortization	4,496	17,794	22,289

Total operating expenses	17,773	63,131	80,904
Income from operations	$11,255	$18,569	$29,824
Interest Expense	(7,605)	(27,715)	(35,320)
Net Income (Loss)	3,649	(9,148)	(5,496)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2025 (unaudited)	$313,559	$924,407	$1,237,966
December 31, 2024	315,296	971,668	1,286,965

The Company’s capital expenditures, including acquisitions, by segment for the Three and Nine months ended September 30, 2025 and 2024, are as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30,
2025	$374	$4,285	$4,659
2024	$2,344	$9,287	$11,840

Nine months ended September 30,
2025	$1,796	$24,612	$26,408
2024	$3,574	$56,241	$59,815

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

11. Subsequent Events

On October 1, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Citi Real Estate Funding Inc., a New York corporation, and Morgan Stanley Bank, N.A., a national banking association, as the lenders, dated as of October 1, 2025.

The Loan Agreement provides for the $84,500 loan to the Company (the “Loan”). The Loan has a maturity date of October 6, 2030 and bears interest at a 5.73% rate per annum. The Loan is secured by the residential rental property located at 1010 Pacific Street, Brooklyn, New York (the “Property”).

On October 1, 2025, concurrently with entering into the Loan Agreement, the Company repaid the $80,000 mortgage loan with Valley National Bank (“Valley”) and terminated its loan agreement with Valley. In connection with this refinancing, the Company paid Valley approximately $80,400 of principal and accrued interest outstanding under its prior loan agreement.

The Company incurred no fees or costs as a result of the termination of its loan with Valley, the Company incurred approximately $1,700 in closing costs and prepaid interest and set aside approximately $200 is escrow accounts for property taxes, property insurance and rent reserves under the Loan Agreement. The Company received net proceeds of approximately $2,100 from this refinancing at the time of closing.

On November 13, 2025, the Company declared distributions on its common shares, Class B LLC units and LTIP units totaling $4,614.

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

As of September 30, 2025, the Company owned:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn; and

•	one residential rental property at 953 Dean Street property, in the Prospect Heights neighborhood of Brooklyn.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $685 in the three and nine months ended June 30, 2025, after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 37.9% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all the ownership interests in the Aspen property, the Clover House property, the 1010 Pacific Street property and the Dean Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. See Note 9, “Segment Reporting” to our condensed consolidated financial statements included in this Form 10-Q.

Trends

During the third quarter of 2025, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at September 30, 2025 was $88.14, up from $82.39 at September 30, 2024. At the Flatbush Gardens property, average residential rent per square foot at September 30, 2025, was $31.67, up from $29.07 at September 30, 2024. At the Clover House property, average residential rent per square foot at September 30, 2025, was $88.34, an increase from $84.72 at September 30, 2024. Urban office markets have generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space.

As of September 30, 2025, the Company’s office property 250 Livingston Street was vacant as the City of New York vacated as of August 23, 2025. The Company is currently seeking new tenants to replace the City of New York. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Until a new tenant is located, the Company expects to lose approximately $16,000 per annum in combined rental income and property tax and common area maintenance reimbursements and the property will not be able to fund its debt service.

Additionally, the lease at 141 Livingston Street expires in December 2025. The current lease at 141 Livingston Street provides for $10,304 rent per annum plus property tax and common area maintenance reimbursements. In April of 2025, the Company and the City of New York agreed to the terms of a five-year extension of the lease, with an option for the City of New York to terminate the lease after two years with six-months’ notice. The City of New York sent the lease to the Company for signature and the Company sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement on April 22, 2025. On May 21, 2025, the special servicer approved the lease subject to certain conditions. The Company rejected the conditions and the lease is now subject to the overall litigation dispute.  There can be no assurance that the lease will be approved or finalized.  Furthermore, the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the first nine months of 2025 and all of 2024, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of September 30, 2025, was approximately 4.2% per annum.

Results of Operations

Our focus throughout 2024 and year-to-date 2025 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations focuses on the properties that were in operation for the full period in each comparison and excludes the results of 10 West 65th Street due to its sale on May 30, 2025, and 953 Dean Street which was put into service on August 1, 2025.

Income Statement for the Three Months Ended September 30, 2025, and 2024

(in thousands)

	2025	2025: Less 10 West & Dean Street	2025 Excluding 10 West & Dean Street	2024	2024: Less 10 West & Dean Street	2024: Excluding 10 West & Dean Street	Increase (decrease)%
Revenues
Residential rental income	$29,773	$531	$29,242	$27,846	$1,019	$26,827	$2,415	9.0%
Commercial rental income	7,925	-	7,925	9,776	3	9,773	(1,848)	(18.9)%
Total revenues	37,698	531	37,167	37,622	1,022	36,600	567	1.5%
Operating Expenses
Property operating expenses	9,215	268	8,947	8,482	102	8,380	567	6.8%
Real estate taxes and insurance	7,894	329	7,565	7,562	278	7,284	281	3.9%
General and administrative	3,697	96	3,601	3,370	101	3,269	332	10.2%
Transaction pursuit costs	10	-	10	-	-	-	10	100.0%
Depreciation and amortization	7,997	637	7,360	7,456	292	7,164	196	2.7%
Total operating expenses	28,813	1,330	27,483	26,870	773	26,097	1,386	5.3%
Income from operations	8,885	(799)	9,684	10,752	249	10,503	(819)	(7.8)%
Loss on disposal of long-lived assets	(172)	(172)	-	-	-	-	-	100%
Interest expense, net	(13,320)	(2,071)	(11,249)	(11,840)	(644)	(11,196)	(53)	(0.5)%
Net loss	$(4,607)	$(3,042)	$(1,565)	$(1,088)	$(395)	$(693)	$(872)	(125.8)%

Revenue. Residential rental income increased to $29,242 for the three months ended September 30, 2025, from $26,827 for the three months ended September 30, 2024, primarily due to increases in rental rates and leased occupancy at all properties in 2025 and slightly lower bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $88.14 (99.0% leased occupancy) at September 30, 2025, from $82.39 (99.8% leased occupancy) at September 30, 2024, the Flatbush Gardens property to $31.67 (97.7% leased occupancy) at September 30, 2025, from $29.07 (98.5% leased occupancy) at September 30, 2024.

Commercial rental income decreased to $7,925 for the three months ended September 30, 2025, from $9,773 for the three months ended September 30, 2024 due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $8,947 for the three months ended September 30, 2025, from $8,380 for the three months ended September 30, 2024, primarily due to higher tenant legal, insurance deductible liability costs and payroll costs at the Flatbush Gardens property and higher commission expenses partially offset by lower repairs and maintenance across the Company.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,565 for the three months ended September 30, 2025, from $7,284 for the three months ended September 30, 2024, primarily due to slightly increased real estate taxes and insurance premiums across the portfolio.

General and administrative. General and administrative expenses increased to $3,601 for the three months ended September 30, 2025, from $3,269 for the three months ended September 30, 2024 primarily due to higher LTIP amortization.

Depreciation and amortization. Depreciation and amortization expense increased to $7,360 for the three months ended September 30, 2025, from $7,164 for the three months ended September 30, 2024 due to additions to real estate across the portfolio, primarily at Flatbush Gardens.

Interest expense, net. Interest expense, net, increased to $11,249 for the three months ended September 30, 2025, from $11,196 for the three months ended September 30, 2024.

Net loss. As a result of the foregoing, net loss increased to $1,565 for the three months ended September 30, 2025, from $693 for the three months ended September 30, 2024.

Income Statement for the Nine Months Ended September 30, 2025 and 2024

(in thousands)

	2025	2025: Less 10 West & Dean	2025 Excluding 10 West & Dean	2024	2024: Less 10 West & Dean	2024: Excluding 10 West & Dean	Increase (decrease)%
Revenues
Residential rental income	$88,017	$2,292	$85,725	$81,700	$3,067	$78,633	$7,092	9.0%
Commercial rental income	$28,115	$7	$28,108	$29,028	$10	$29,018	$(910)	(3.1)%
Total revenues	116,132	2,299	113,833	110,728	3,077	107,651	6,182	5.7%
Operating Expenses
Property operating expenses	28,887	582	28,305	26,098	517	25,581	2,724	10.6%
Real estate taxes and insurance	23,039	792	22,247	22,137	823	21,314	933	4.4%
General and administrative	11,341	301	11,040	10,380	305	10,075	965	9.6%
Transaction pursuit costs	-	-	-	-	-	-	-	0.0%
Depreciation and amortization	22,947	927	22,020	22,289	876	21,413	607	2.8%
Impairment of Long-Lived Asset	33,780	33,780	-	-	-	-	-	0.0%
Total operating expenses	119,994	36,382	83,612	80,904	2,521	78,383	5,229	6.7%
Litigation Settlement and Other	(26)	-	(26)	-	-	-	(26)	0.0%
Income from operations	(3,888)	(34,083)	30,195	29,824	556	29,268	927	(3.2% )
Loss on disposal of long-lived assets	(857)	(857)	-	-	-	-	-
Interest expense, net	(36,321)	(2,952)	(33,369)	(35,320)	(1,936)	(33,384)	(15)	0.0%
Net Loss	$(41,066)	(37,892)	(3,174)	(5,496)	(1,380)	(4,116)	942	22.9%

Revenue. Residential rental income increased to $85,725 for the nine months ended September 30, 2025, from $78,633 for the nine months ended September 30, 2024, primarily due to increases in rental rates and leased occupancy at all properties in 2025 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $88.14 (99.0% leased occupancy) at September 30, 2025, from $82.39 (99.8% leased occupancy) at September 30, 2024, the Flatbush Gardens property to $31.67 (97.7% leased occupancy) at September 30, 2025, from $29.07 (98.5% leased occupancy) at September 30, 2024.

Commercial rental income decreased to $28,108 for the nine months ended September 30, 2025, from $29,018 for the nine months ended September 30, 2024, due to the City of New York exiting 250 Livingston on August 23, 2025 partially offset by slightly higher escalation income at our commercial properties prior to the exiting and rents from new leases at our other buildings.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $28,305 for the nine months ended September 30, 2025, from $25,581 for the nine months ended September 30, 2024, primarily due to higher tenant legal, insurance deductible liability costs and payroll costs at the Flatbush Gardens property and higher commission expenses partially offset by lower repairs and maintenance across the Company.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $22,247 for the nine months ended September 30, 2025, from $21,314 for the nine months ended September 30, 2024, primarily due to higher real estate taxes and insurance premiums.

General and administrative. General and administrative expenses increased to $11,040 for the nine months ended September 30, 2025, from $10,075 for the nine months ended September 30, 2024 primarily due to higher LTIP amortization, partially offset by lower professional fees..

Depreciation and amortization. Depreciation and amortization expense increased to $22,020 for the nine months ended September 30, 2025, from $21,413 for the nine months ended September 30, 2024, due to the additions to real estate across the portfolio during the nine months ended September 30, 2024.

Interest expense, net. Interest expense, net, decreased to $33,369 for the nine months ended September 30, 2025, from $33,384 for the nine months ended September 30, 2024.

Net loss. As a result of the foregoing, net loss decreased to $3,175 for the nine months ended September 30, 2025, from $4,116 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $1,273,088 of indebtedness, net of unamortized issuance costs, secured by our properties, $26,052 of cash and cash equivalents, and $30,593 of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gains, to stockholders on an annual basis. We expect that these needs will be met by cash generated from operations and other sources, including proceeds from secured mortgages and unsecured indebtedness, proceeds from additional equity issuances and cash generated from the sale of property.

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings. The Company sold the property known as 10 West 65th Street during the quarter ended June 30, 2025, and was able to net approximately $13,000 in proceeds from such sale that are included in our cash balances at September 30, 2025. Additionally, the Company refinanced its existing construction loan at its Dean Street property with a maximum of $160 million bridge loan, of which $141,750 million was drawn at closing, and the potential to draw additional amounts that can be used for general corporate purposes.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On August 7, 2025, the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.6 million paid on September 5, 2025. During the three months ended September 30, 2025 and 2024, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4.6 million and $4.4 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities	$16,464	$21,337
Investing activities	12,881	(57,097)
Financing activities	(10,752)	35,629

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024, were as follows:

Net cash flow provided by operating activities was $16,464 for the nine months ended September 30, 2025, compared to $21,337 for the nine months ended September 30, 2024, primarily due to the Company having higher prepayments in the current period and less cash collections at our commercial rental properties.

Net cash provided by investing activities was $12,881 for the nine months ended September 30, 2025, compared to $57,097 used for the nine months ended September 30, 2024. The increase was primarily due to proceeds from the sale of 10 West 65th Street and decreased capital spending at the Dean Street development as it approached its completion.

Net cash used by financing activities was $10,752 for the nine months ended September 30, 2025, compared to $35,629 provided for the nine months ended September 30, 2024. Cash was used in the nine months ended September 30, 2025, for the repayment of $31,438 mortgage loan in conjunction with sale of 10 West 65th Street, $13,841 of dividend and distribution payments and $2,697 of loan issuance costs, partially offset by of $34,231 related to the Dean Street property borrowings on the construction loan and subsequent refinance. Cash was provided in the nine months ended September 30, 2024, by $50,300 borrowings related to the Dean Street property and partially offset by $1,483 of amortization payments and distributions of $13,188.

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 79% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FFO
Net loss	$(4,607)	$(1,088)	$(41,066)	$(5,496)
Real estate depreciation and amortization	7,997	7,456	22,947	22,289
FFO	$3,390	$6,368	$(18,119)	$16,793

AFFO
FFO	$3,390	$6,368	$(18,119)	$16,793
Amortization of real estate tax intangible	120	120	361	361
Straight-line rent adjustments	47	81	106	168
Amortization of debt origination costs	830	530	1,744	1,591
Amortization of LTIP awards	1,077	713	3,298	1,987
Recurring capital spending	(31)	(50)	(100)	(184)
Loss on impairment of long-lived assets	—	—	33,780	—
Loss on disposal of long-lived assets	172	—	857	—
Transaction pursuit costs	10	—	—	—
Litigation settlement and other	—	—	26	—
AFFO	$5,615	$7,762	$21,953	$20,716

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Net loss	$(4,607)	$(1,088)	$(41,066)	$(5,496)
Real estate depreciation and amortization	7,997	7,456	22,947	22,289
Amortization of real estate tax intangible	120	120	361	361
Straight-line rent adjustments	47	81	106	168
Amortization of LTIP awards	1,077	713	3,298	1,987
Interest expense, net	13,320	11,840	36,322	35,320
Transaction pursuit costs	10	—	—	—
Loss on impairment of long-lived assets	—	—	33,780	—
Loss on disposal of long-lived assets	172	—	857	—
Litigation settlement and other	—	—	26	—

Adjusted EBITDA	$18,136	$19,122	$56,631	$54,629

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NOI
Income from operations	$8,885	$10,752	$(3,888)	$29,824
Real estate depreciation and amortization	7,997	7,456	22,947	22,289
General and administrative expenses	3,697	3,370	11,341	10,380
Transaction pursuit costs	10	—	—	—
Amortization of real estate tax intangible	120	121	361	361
Straight-line rent adjustments	47	81	106	168
Loss on Impairment of long-lived assets	—	—	33,780	—
Litigation Settlement and other	—	—	26	—

NOI	$20,756	$21,780	$64,673	$63,022

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

A one percent change in interest rates on our $142.8 million of variable rate debt as of September 30, 2025, would impact annual net loss by approximately $1.4 million.

At September 30, 2025, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,257.6 million and $1,160.4 million as of September 30, 2025 and December 31, 2024, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of September 30, 2025, and there have been no material changes to those risk factors for the nine months ended September 30, 2025 except for the following updates:

Our dependency on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease having terminated effective August 23, 2025, and the other lease expiring on December 27, 2025 and our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminated in August 2025 or to enter into a five-year extension of the lease expiring in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of September 30, 2025, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, leased all 206,084 of rentable square feet at 141 Livingston Street and terminated its lease for all 342,496 rentable square feet of commercial space at our 250 Livingston Street. The commercial rental space at 250 Livingston is vacant as of August 23, 2025. Our commercial leases with the City of New York comprised approximately 16% and 22% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and 20% and 22% of total revenues for the nine months ended September 30, 2025 and 2024, respectively. We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street. Breaches of these covenants could result in defaults under the loan agreements.

250 Livingston Street Property

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services (“NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025, and they terminated the lease on that date. The lease generally provided for rent payments in the amount of $15.4 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

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

All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us if the tenant cure conditions are satisfied under the loan agreement.

If we are unable to replace the NYC lease at comparable rents, we may not be able to cure the conditions listed in the loan agreement, and it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On October 6, 2025, the Company failed to make its required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. The Company received notices of nonpayment on October 20, 2025 and November 12, 2025, but has not received a notice of the acceleration of the loan.  The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, the Company sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

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

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counter claims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counter claims. The Company filed opposition on September 30, 2025, and the motion is currently scheduled for hearing on December 16, 2025.

On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision.

On October 27, 2025, the Civil Appeals Management Program (“CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

*10.1	1010 Pacific Owner LLC Loan Agreement with Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A. dated October 1, 2025

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

November 13, 2025	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer