Form 10-K
period 2025-12-31
Clipper Realty Inc.
filed 2026-02-26
CIK 1649096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price per share of the registrant’s common stock on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter – $46,676,906

As of February 24, 2026, there were 16,146,546 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file its definitive proxy statement relating to its 2026 Annual Meeting of Stockholders no later than 120 days after the end of its fiscal year, and certain portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Report; we disclaim any obligation to update these statements unless required by law, . We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●

our dependency on two commercial leases with certain agencies of the City of New York, as a single government tenant in our office buildings, and our inability to replace the City of New York as a tenant could cause a material adverse effect on us, including our financial condition, results of operations and cash flow, with one lease having terminated effective August 23, 2025 and the other lease having expired on December 27, 2025;

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

●

Our dependency on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease having terminated effective August 23, 2025, and the other lease having expired on December 27, 2025 and our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminated in August 2025 or to enter into a five-year extension of the lease that expired in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

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

●

We may be unable to renew leases or lease currently vacant space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow;

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

As of December 31, 2025, the properties owned by the Company consisted of the following:

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

•	Clover House in Brooklyn, an 11-story residential building with approximately 102,000 square feet of residential rental GLA;
•	1010 Pacific Street in Brooklyn, a 9-story residential building with approximately 119,000 square feet of residential rental GLA; and
•	The Dean Street property in Brooklyn, a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $857 and a loss on impairment of long-lived assets of $33,780 during the year-ended December 31, 2025.

See “Descriptions of Our Properties” in Item 2 for a detailed discussion of the Company’s properties.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

Our ownership interest in our initial portfolio of properties (Tribeca House, Flatbush Gardens, 141 Livingston Street and 250 Livingston Street) was acquired in the formation transactions in connection with the private offering of shares of our common stock on August 3, 2015. These properties are owned by the predecessor entities, which after the formation transactions are referred to as the "LLC subsidiaries.” Upon completion of the private offering and the formation transactions described above, we assumed responsibility for managing the LLC subsidiaries, which are managed by us through the Operating Partnership. The Operating Partnership is the managing member of the LLC subsidiaries and owns Class A units in such LLC subsidiaries. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries, other than the preferred distribution to the continuing investors who hold Class B LLC units in these LLC subsidiaries. In connection with the formation transactions, holders of interests in the predecessor entities received Class B LLC units in the LLC Subsidiaries and an equal number of special, non-economic, voting stock in the Company. The Class B LLC units, together with the special voting shares, are convertible into shares of our common stock on a one-for-one basis. As of December 31, 2025, the continuing investors owned an aggregate amount of 26,317,396 Class B LLC units, representing 62.1% of our common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle it to receive 37.9% of the aggregate distributions from the LLC subsidiaries.

We have two reportable operating segments: residential rental properties and commercial rental properties. Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. During the fiscal year ended December 31, 2025, we derived approximately 78% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers.

As of August 23, 2025, the City of New York vacated its 342,496 square feet of office space located at 240-250 Livingston Street, concurrently with the termination of its lease period. The Lease generally provided rent payments of approximately $15,400 per annum. Additionally, the City of New York’s 206,084 square foot lease at 141 Livingston Street expired on December 27, 2025. The Company and City of New York are continuing to finalize a five-year extension of its expired lease for 141 Livingston Property. There can be no assurance that the negotiations will conclude with an agreement. The expired lease at 141 Livingston Street provided for $10,300 million rent per annum. The City of New York continues to occupy the space and is paying holdover rent in accordance with the terms of the expired lease. Those payments are the same as in final term of the expired lease.

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

The Company has been working to comply with NYC Local Law 97 (LL97) that requires most buildings over 25 thousand square feet to meet stringent carbon emissions caps starting in 2024. As such, the Company has replaced certain roofs, including the upgrading of the roofing insulation, changed light fixtures to LED lighting and insulated building piping.

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

Human Capital Resources

As of December 31, 2025, we had 161 employees who provide property management, maintenance, landscaping, construction management and accounting services. Certain of these employees are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension and profit-sharing plans, and health insurance, legal and training plans. Contributions to the plans are determined in accordance with the provisions of the negotiated labor contracts. The Local 94 International Union of Operating Engineers contract is in effect through December 31, 2026. The Local 32BJ Service Employees International Union apartment building contract is in effect through April 20, 2026. The Local 32BJ Service Employees International Union commercial building contract in effect through December 31, 2027. The Building Maintenance Employees Union, Local 486 contract is in effect through February 28, 2026.

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

Risks Related to Real Estate

Our dependency on two commercial leases with certain agencies of the City of New York (NYC), as a single government tenant in our office buildings, with one lease having terminated effective August 23, 2025, and the other lease having expired on December 27, 2025 and our inability to replace NYC as a tenant at rent rates comparable to the rates in the lease that terminated in August 2025 or to enter into a five-year extension of the lease that expired in December 2025 could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2025, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, occupied all 206,084 of rentable square feet at 141 Livingston Street and terminated its lease and vacated all 342,496 rentable square feet of commercial space at our 250 Livingston Street. The commercial rental space at 141 Livingston is occupied subject to hold-over rent provisions in the lease that expired on December 27, 2025. Our commercial leases with the City of New York comprised approximately 18% and 22% of total revenues for the years ended December 31, 2025 and 2024, respectively. We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street.

250 Livingston Street Property

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025, and they vacated the space on that date. The lease generally provided for rent payments in the amount of $15.4 million per annum. We have been unable to replace NYC as a tenant, and we may continue to be unable to replace it with other commercial tenants at comparable rent rates or at all, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

Our subsidiary, 250 Livingston Owner LLC (“Borrower”), entered into the Loan Agreement, dated as of May 31, 2019 (the “Loan Agreement”), with Citi Real Estate Funding Inc., related to a loan in the principal amount of $125.0 million (the “Loan”). The Loan is evidenced by certain promissory notes (the “Notes”) and secured by our 250 Livingston Street property in Brooklyn, New York (the “Property”). We and our Operating Partnership serve as guarantors of certain obligations under the Loan.

On March 18, 2025, we were notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, we transferred $6.3 million to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that we are in default on the $125 million mortgage loan due to its allegation that we, as the guarantor, did not maintain a net worth of not less than $100 million as of December 31, 2024, as required under the loan agreement. We replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided our lender with our own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to us concurring with us and notifying us that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. We responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

On October 6, 2025, we failed to make our required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. We received notices of nonpayment on October 20, 2025, and November 12, 2025. The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, we sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property.

On December 18, 2025, the Borrower received a letter from the Special Servicer notifying the Borrower that it is in default under the Note and other Loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder. The notice indicated that the Lender would take all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the Loan documents. In accordance with the Loan documents, we are subject to default interest at a rate of an additional 5% per annum. We believe that, as of December 31, 2025, we owed approximately $3,643 in interest and default interest. There is no assurance that the Lender would not impose penalties or any other obligations on the Borrower in connection with this event of default.

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents.

As previously disclosed, the Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Property, but there can be no assurance that such Consent and Cooperation Agreement will be consummated.

141 Livingston Street Property

The 141 Livingston Street lease expired on December 27, 2025. The Company and City of New York are continuing to work through the finalizing of a previously agreed five-year extension of its expired lease. There can be no assurance that the negotiations will conclude with an agreement. The expired lease at 141 Livingston Street provided for $10.3 million in rent per annum. The City of New York continues to occupy the space and is paying holdover rent in accordance with the terms of the expired lease. Those payments are the same as those in final term of the expired lease.

If we are unable to finalize the agreement, we would be at risk of not being able to replace NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

Our subsidiary, 141 Livingston Owner LLC (the "Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100 million loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. We and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

Under the terms of the loan agreement, if we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10,000 payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10,000.

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the "Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2,200 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555 for an additional 14 months, (ii) $1,200 of default interest and late charges through October 7, 2024, and (iii) an additional $10 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts included, but were not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from the Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”. In April 2025, we and the NYC agreed to the terms of a five-year extension of the expired lease, with an option for the NYC to terminate the lease after two years with a prior six month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025. On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Borrower, the Operating Partnership and we entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, us and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Borrower; provided a $10,000 renewal tenant reserve account letter of credit and paid fees of approximately $2,200 million to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025.

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

As of December 31, 2025, our portfolio consisted of eight revenue generating properties,– the Tribeca House properties, the Flatbush Gardens complex, the 141 Livingston Street property, the 250 Livingston Street property, the Aspen property, the Clover House property the 1010 Pacific Street property, and the Dean Street Property which accounted for 29.6%, 34.0%, 10.9%, 8.1%, 5.1%, 5.6.%, 4.2% and 1.3%, respectively, of our portfolio’s total revenue for the year ended December 31, 2025. On May 30, 2025, the Company completed the sale 10 West 65th Street property, which accounted for 1.2% of our revenue for the year-ended December 31, 2025. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed.

We may be unable to renew leases or lease currently vacant space on favorable terms or at all as leases expire or terminate, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2025, we had approximately 163,541 rentable square feet of vacant residential space (excluding leases signed but not yet commenced) at our operating properties, and leases representing approximately 72% of the square footage of residential space at the operating properties have or will expire during the year ending December 31, 2026 (including month-to-month leases). As of December 31, 2025, we had 342,296 rentable square feet of vacant commercial space and a further 206,084 rentable square feet of commercial space that is subject to the holdover provisions in an expired lease, and approximately 11,000 rentable square feet of vacant retail space. We cannot assure you that expiring leases will be renewed or tenants will not exercise any early termination options or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates

As of August 23, 2025, NYC vacated its lease at 250 Livingston Street. As of that date, 342,496 of rentable square feet of commercial space is available.

Additionally, the 206,084 square foot lease with the City of New York (“NYC”) at 141 Livingston Street property expired at December 27, 2025. We and NYC are negotiating the terms of a five-year extension of the expired lease. There can be no assurance that the negotiations will conclude with an agreement. NYC currently occupies the space under the holdover provisions in expired lease.

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

We engage in development and redevelopment activities with respect to our properties as we believe market conditions dictate. For example, in 2023 we completed the development of the 1010 Pacific Street property and in 2025 we completed the development of the Dean Street property. We are also reviewing the regulatory, architectural and financial considerations regarding a residential square footage expansion at Flatbush Gardens; such further development would require significant capital investment.

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

Any of these actions could result in the termination of such tenants’ leases with us and the loss of rental revenue attributable to the terminated leases. In these events, we cannot assure you that such tenants will renew those leases or not exercise early termination options or that we will be able to re-lease spaces on economically advantageous terms or at all. For example, the City of New York has vacated the 250 Livingston Street property in August 2025. The loss of rental revenues from our tenants and our inability to replace such tenants may adversely affect us, including our profitability, our ability to meet our debt and other financial obligations and our ability to make distributions to our stockholders.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions of properties and to refinance indebtedness as it matures. As of December 31, 2025, we had no corporate debt and $1,286.2 million in property-level debt. See Note 4 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt. If sufficient sources of external financing are not available to us on cost-effective terms, we could be forced to limit our acquisition, development and redevelopment activities and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely affected.

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

We are a party to various claims and routine litigation arising in the ordinary course of business and are subject to government oversight and actions. Some of these claims and actions or other litigation to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse effect on our financial position and results of operations. Adverse developments in existing litigation claims legal proceedings or government investigations involving us or new claims or investigations could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. In addition, certain litigation or the resolution of certain litigation or investigations may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely affect our ability to attract officers and directors. See Note 7, “Commitments and Contingencies” of our consolidated financial statements included in this Annual Report on Form 10-K.

Our subsidiaries may be prohibited from making distributions and other payments to us.

All of our properties are owned indirectly by subsidiaries, in particular, our LLC subsidiaries, and substantially all of our operations are conducted by our Operating Partnership. As a result, we depend on distributions and other payments from our Operating Partnership and subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flow and may be subject to statutory or contractual limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Property-Level Debt.” As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in, or other lien on, their assets and to any of such subsidiaries’ debt or other obligations that are senior to our claims.

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

Our continuing investors hold shares of our special voting stock, which generally allows them to vote together as a single class with holders of our common stock on all matters brought before our common stockholders, including the election of directors, on an as-exchanged basis, as if our continuing investors had exchanged their Class B LLC units in our predecessor entities and shares of our special voting stock for shares of our common stock. As a result, our continuing investors are generally entitled to exercise 70.1% of the voting power in our Company. Even though none of our continuing investors is, by himself or together with his affiliates, entitled to exercise a majority of the total voting power in our Company, for so long as any continuing investor continues to be entitled to exercise a significant percentage of our voting power, our continuing investors are generally able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval, and have significant influence with respect to our management, business plans and policies, including appointing and removing our officers, issuing additional shares of our common stock and other equity securities, paying dividends, incurring additional debt, making acquisitions, selling properties or other assets, acquiring or merging with other companies and undertaking other extraordinary transactions. In any of these matters, any of our continuing investors may have interests that differ or conflict with the interests of our other stockholders, and they may exercise their voting power in a manner that is not consistent with the interests of other stockholders. For so long as our continuing investors continue to own shares of our stock entitling them to exercise a significant percentage of our voting power, the concentration of voting power in our continuing investors may discourage unsolicited acquisition proposals and may delay, defer or prevent any change of control of our Company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

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

Certain provisions in our charter and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

●

Our continuing investors hold shares of our special voting stock and shares of our common stock that generally entitle them to exercise 70.1% of the voting power in our Company, including in connection with a merger or other acquisition of our Company or a change in the composition of our board of directors. As a result, our continuing investors as a group or individually could delay, defer or prevent any change of control of our Company and, as a result, adversely affect our stockholders’ ability to realize a premium for their shares of common stock.

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

As of December 31, 2025, we had $1,286.2 million of total indebtedness, all of which was property-level debt. See Note 4 of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2025, we had approximately $148.0 million of variable rate indebtedness outstanding, for our Dean Street property, which constitutes approximately 11.5% of total outstanding indebtedness as of such date, and although we have experienced decreases in the interest rates on such indebtedness, rates are subject to fluctuations and any increase in rates would increase our interest expense and adversely impact our results of operations and cash flows. Continued increases in interest rates would further increase our interest expense and increase the cost of refinancing existing indebtedness and of issuing new debt. The effect of prolonged interest rate increases could negatively impact our ability to service our indebtedness, make distributions and make acquisitions and develop properties.

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

On October 6, 2025, we failed to make our required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025 related to the loan secured by our 250 Livingston Street Property. We received notices of nonpayment on October 20, 2025, and November 12, 2025. The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, we sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

On December 18, 2025, the Company received a letter from the Special Servicer notifying the Company that it is in default under the Note and other Loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder. The notice indicated that the Lender would take all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the Loan documents. The Company believes that, as of December 31, 2025, the Company owed approximately $3,643 in interest and default interest. There is no assurance that the Lender would not impose penalties or any other obligations on the Borrower in connection with this event of default.

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents.

As previously disclosed, the Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Property, but there can be no assurance that such Consent and Cooperation Agreement will be consummated

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could adversely affect us.

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

ITEM 2. PROPERTIES

Our Portfolio Summary

As of December 31, 2025, our portfolio consisted of eight properties totaling approximately 3.5 million rentable square feet and was approximately 87% leased (including square footage including holdover tenants). These properties include Tribeca House (two nearly adjacent residential properties with street-level and mezzanine-level retail space and an externally managed parking garage), the Flatbush Gardens complex (a 59-building residential complex), two properties in Downtown Brooklyn (one exclusively commercial, one mixed commercial and residential), the Aspen property (a residential building with street-level retail space and an externally managed parking garage), the Clover House residential property, the 1010 Pacific Street residential property and the Dean Street residential property.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45.5 million. The Company incurred $1.9 million in closing costs and paid $800 thousand in accrued interest at closing. At closing, the Company repaid in full its $31.2 million mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $857 thousand and a loss on impairment of long-lived assets of $33.8 million during the year-ended December 31, 2025.

The table below presents an overview of the Company’s portfolio as of December 31, 2025:

Address	Submarket	Year Built	Leasable Sq. Ft.	# Units	Percent Leased	Annualized December 2025 Base Rental Revenue (millions)(1)	Net Effective Rent Per Occupied Square Foot
Residential
Tribeca House	Manhattan	1921/1964	482,512	508	99.4%	$42.6	$88.74
Flatbush Gardens	Brooklyn	1950	1,748,671	2,496	98.2%	$55.3	$32.20
250 Livingston Street	Brooklyn	1920	26,819	36	100.0%	$1.7	$65.05
Aspen	Manhattan	2004	165,542	232	97.8%	$6.9	$42.52
Clover House	Brooklyn	1959	102,131	158	95.6%	$8.8	$89.74
1010 Pacific Street	Brooklyn	2023	115,401	175	96.0%	$7.0	$63.35
Dean Street	Brooklyn	2025	158,664	240	66.3%	$7.1	$67.20
			2,799,740	3,845	96.4%	$129.4	$47.92

Commercial
141 Livingston Street	Brooklyn	1959	220,937	1	6.7%	$0.5	$32.30
250 Livingston Street	Brooklyn	1920	343,486	1	0.3%	$0.1	$116.16
Tribeca House	Manhattan	1921/1964	77,383	10	91.6%	$4.0	$56.11
Aspen	Manhattan	2004	21,062	6	78.0%	$0.6	$37.36
			662,868	20	15.6%	$5.2	$50.11
Total			3,462,608	3,865	80.9%	$134.6	$48.00	(2)

(1)	Represents annualized revenue based on December 2025 data.
(2)	Represents weighted average.

The table below presents an overview of commercial and retail lease expirations for the next ten years and thereafter, beginning in 2026. Excludes residential leases which are generally of one year duration.

Year	Number of Tenants	Total Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue Expiring
2026	1	510	19,484	0.4%
2027	1	7,568	380,204	7.3%
2028	2	1,597	139,308	2.7%
2029	—	—	—	0.0%
2030	2	2,685	167,249	3.2%
2031	1	540	175,579	3.4%
2032	3	6,106	565,440	10.9%
2033	1	24,200	1,485,691	28.6%
2034	1	2,212	154,475	3.0%
2035	—	—	—	0.0%
Thereafter	5	48,358	2,107,341	40.6%
Total	17	93,776	$5,194,772	100.0%

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

The properties also feature approximately 77,400 square feet of retail space, comprising approximately 53,000 square feet of street-level and mezzanine-level retail space, and an externally managed garage. Tenants include Equinox (a premium fitness club), Starbucks and 7 Eleven. The weighted average remaining lease duration of the retail tenants at December 31, 2025, is approximately four years.

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

Flatbush Gardens is encumbered by a mortgage note to Flagstar Bank, New York Community Bank with a balance of $329.0 million as of December 31, 2025. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

141 Livingston Street

The 141 Livingston Street property is a 15-story office building with 206,084 commercial square feet, located on a 0.26-acre site in Downtown Brooklyn. The property’s main commercial tenant, the City of New York, executed a 10-year lease in December 2015; under the agreement, the annual rent increased by 25%, or $2.1 million, beginning at the end of December 2020. The lease expired on December 27, 2025. The City of New York continues to occupy the building under the holdover provision in the expired lease and pays rent at the same level as was required under the lease. The property is located approximately 500 feet from the Jay Street-Metrotech, Hoyt-Schermerhorn, Hoyt Street, and Borough Hall subway stops, offering direct one-stop access to the east and west sides of Manhattan, as well as access to surrounding regions of Brooklyn and Queens, and connections to every other New York City subway line. The property is located near the Fulton Street Mall, a pedestrian mall that runs along Fulton Street between Boerum Place and Flatbush Avenue, and is within walking distance of Barclays Center and Atlantic Avenue. In addition, the property includes an adjacent lot at 22 Smith Street, currently used as a parking lot measuring approximately 5,000 square feet.

Property highlights include:

Location	•	141 Livingston Street
Building Type	•	Commercial
	•	Retail (parking)
Tenant	•	City of New York
Amenities	•	Elevators
	•	Parking
Nearby Rapid Transit Access	•	MTA Subway A, C, F, G, R, 2, 3, 4, 5 trains

The 141 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $100 million as of December 31, 2025. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expired on December 27, 2025. We and NYC are in the process of finalizing negotiations regarding a five-year extension of the expired lease. There can be no assurance that the negotiations will conclude with an agreement and if we were unable to finalize and agreement and NYC was to decide vacate the building, we would be at risk of not being able to replace  NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow

Our subsidiary, 141 Livingston Owner LLC (the “Borrower”) and Citi Real Estate Funding Inc. entered into the loan agreement related to a $100 million loan. The loan is evidenced by promissory mortgage notes and secured by the 141 Livingston Street property. We and our Operating Partnership subsidiary serve as limited guarantors of certain obligations under the loan, including those related to the reserve monthly deposit discussed below.

If we are not able to extend or replace the NYC lease at our 141 Livingston Street property for a minimum of a five-year term, we will be required to either fund a reserve account in the amount of $10 million payable in equal monthly payments over the 18 months after lease expiration or deliver to the lender a letter of credit in the amount of $10 million

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the "Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2.2 million of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555,555 for an additional 14 months, (ii) $1.2 million of default interest and late charges through October 7, 2024, and (iii) an additional $10,417 per diem interest for each day thereafter.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”. In April 2025, we and the NYC agreed to the terms of a five-year extension of the then current lease, with an option for the NYC to terminate the lease after two years with a prior six month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025. On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Company entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Company provided a $10 million renewal tenant reserve account letter of credit and paid fees of approximately $2.2 million to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025.

250 Livingston Street

The 250 Livingston Street property is a 12-story mixed-use building, with office and residential uses on the upper floors and office and retail at grade. The total land area of the site is 29,707 square feet. The building currently contains 342,496 square feet of office space which is currently vacant. Additionally, the property includes 36 multifamily residential apartment units (26,819 square feet), which were developed by Clipper Equity from 2003 through 2013.

Property highlights include:

Location	•	250 Livingston Street
Building Type	•	Commercial
	•	Residential
	•	Retail
Commercial Tenant	•	City of New York
Amenities	•	Elevators
Nearby Rapid Transit Access	•	MTA Subway A, B, C, F, G, Q, R, 2, 3, 4, 5 trains

The 250 Livingston Street property is encumbered by a mortgage note to Citi Real Estate Funding Inc. with a balance of $125.0 million as of December 31, 2025. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), terminated its lease at 250 Livingston Street effective August 23, 2025, and they vacated the space on that date. The lease generally provided for rent payments in the amount of $15.4 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On March 18, 2025, we were notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, we transferred $6.3 million to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that we are in default on the $125 million mortgage loan due to its allegation that we, as the guarantor, did not maintain a net worth of not less than $100 million as of December 31, 2024, as required under the loan agreement. We replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided our lender with our own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to us concurring with us and notifying us that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. We responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

On October 6, 2025, the Company failed to make its required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. The Company received notices of nonpayment on October 20, 2025, and November 12, 2025. The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, the Company sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

On December 18, 2025, the Company received a letter from the Special Servicer notifying the Company that it is in default under the Note and other Loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder. The notice indicated that the Lender would take all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the Loan documents. In accordance with the Loan documents, the Company is subject to default interest at a rate of an additional 5% per annum. The Company believes that, as of December 31, 2025, the Company owed approximately $3,643 in interest and default interest. There is no assurance that the Lender would not impose penalties or any other obligations on the Borrower in connection with this event of default.

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents.

As previously disclosed, the Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Property, but there can be no assurance that such Consent and Cooperation Agreement will be consummated.

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

The Aspen property is encumbered by a mortgage note to Capital One Multifamily Finance LLC with a balance of $57.7 million as of December 31, 2024. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321,000 thereafter based on a 30-year amortization schedule. We have the option to prepay the loan prior to the maturity date, subject to a prepayment premium.

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

The Clover House property is encumbered by a mortgage note to MetLife Investment Management with a balance of $82.0 million as of December 31, 2025. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45.5 million. The Company incurred $1.9 million in closing costs and paid $800 thousand in accrued interest at closing. At closing, the Company repaid in full its $31.2 million mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $857 thousand and a loss on impairment of long-lived assets of $33.8 million during the year-ended December 31, 2025.

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

There is $84.5 million in mortgage debt secured by 1010 Pacific Street as of December 31, 2025, in the form of a mortgage note to Citi Real Estate Funding Inc., a New York corporation, and Morgan Stanley Bank, N.A., a national banking association. The Loan has a maturity date of October 6, 2030 and bears interest at a 5.73% rate per annum.

953 Dean Street

During the period December 2021 through April 2022, the Company purchased the Dean Street property which consists of multiple parcels of land in the Prospect Heights neighborhood of Brooklyn for approximately $48.5 million. The Company redeveloped the property as a fully amenitized residential building with approximately 160,000 square feet of residential leasable area. The building has 240 residential units, 70% of which will be leased at market rates and 30% of which are designated as affordable housing. The property will also feature approximately 9,000 square feet of retail space. The construction process was completed in the year ended December 31, 2025.

On May 2, 2025, the Company entered into the Multifamily Loan and Security Agreement (the “Loan Agreement”), dated as of May 2, 2025 and the Mezzanine Multifamily Loan and Security Agreement (the “Mezzanine Loan Agreement” and together with the Loan Agreement, the “New Loan Agreements”) with MF1 Capital, a company not affiliated with the Company dated as of May 2, 2025.

The Loan Agreement provides for $115 million and the Mezzanine Loan Agreement provides for the $26.8 million loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.80% at September 30, 2025). The Company can borrow up to an additional $18.3 million under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4.3 million for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1.6 million for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $6.3 million from the Mezzanine Loan.

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

Holders

As of February 24, 2026, there were 6,220 beneficial holders of our common stock.

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

As of December 31, 2025, the Company owned:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn; and

•	one residential rental property at 953 Dean Street in the Prospect Heights neighborhood of Brooklyn.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $857 and a loss on impairment of long-lived assets of $33,780 during the year-ended December 31, 2025.

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

Trends

During 2025, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at December 31, 2025 was $88.74, up from $82.52 at December 31, 2024. At the Flatbush Garden property, average residential rent per square foot increased at December 31, 2025, was $32.20, up from $30.04 at December 31, 2024. At the Clover House property, average residential rent per square foot at December 31, 2025, was $89.74, an increase from $85.91 at December 31, 2024.

Urban office markets have also generally been negatively impacted as a result of the increase in remote working that began during the COVID-19 pandemic, leading to less demand for office space.

Since August 23, 2025, the Company’s 250 Livingston Street property has been vacant. Additionally, our lease with NYC at 141 Livingston expired in December 2025, although NYC continues to occupy its office space and pays its rent in accordance with the terms of the expired lease. The Company and the City of New York are negotiating the terms of a five-year extension of their expired lease at 141 Livingston Street property. There can be no assurance that the negotiations will conclude with an agreement, and the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See “- Liquidity and Capital Resources” below and Part I, Item 1A. Risk Factors.”

Throughout 2025 and 2024, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of December 31, 2025, was approximately 3.9% per annum.

Factors that May Influence Future Results of Operations

During the year ended December 31, 2025, we derived approximately 78% of our revenues from rents received from residents in our apartment rental properties and the remainder from commercial and retail rental customers. We believe that we have expertise in operating, renovating and repositioning our properties. As we grow, we will likely add personnel as necessary to provide outstanding customer service to our residents in order to maintain or increase occupancy levels at our apartment communities and to preserve the ability to increase rents. This is likely to result in an increase in our operating and general and administrative expenses over time.

A majority of the leases at our apartment communities are for approximately one-year terms, which, in a rising market, generally enables us to seek increased rents upon renewal of existing leases or commencement of new leases. This may offset the potential adverse effect of inflation or deflation on rental revenue, although residents may leave without penalty at the end of their lease terms for any reason and, in a falling market, may require us to receive decreased rents upon renewal of existing leases or commencement of new leases. Our ability to seek increased rents at our Flatbush Gardens property, and our Aspen property is limited, however, as a result of the rent stabilization laws and regulations of New York City, including the Housing Stability and Tenant Protection Act of 2019 (“HSTP”), which was signed into law in New York in June 2019. These regulations generally limit rental increases that we can charge at our Flatbush Gardens property, our Aspen property and a portion of our Tribeca House property upon lease renewal; effective October 1, 2025, such increases are 3.00% for a one-year lease and 4.50% for a two-year lease. The regulations also limit the maximum rent we can charge at our Flatbush Gardens property and our Aspen property on new leases. In addition to the HSTP regulation, at Flatbush Gardens the Company entered into a 40 year regulatory agreement under Article 11 of the Private Housing Finance Law with the New York City Department Housing Preservation and Development (the “Article 11 Agreement”). This agreement required us to commit to maintaining rents within existing area medium income groups. In exchange, the Company is eligible to receive incremental rental assistance under section 610 of the Private Housing Financing Law for tenants receiving government rental assistance. The Section 610 rental assistance is paid by the City of New York as incremental rent above and beyond the base rent paid by the tenant. At our Aspen property, the residential units are subject to regulations established by the HDC, under which there are no rental restrictions on approximately 55% of the units and low- and middle-income restrictions on approximately 45% of the units. There are no rent stabilization restrictions at our Tribeca House properties, our 250 Livingston Street property, our Clover House property. However, they may be impacted by the April 2024 New York “Good-Cause eviction” law. Additionally, our newest assets, our 1010 Pacific property and our Dean Street property are beneficiaries of a 421(a) Tax Incentive in which the properties received a 35-year tax abatement, partial in the final 10-year phase out period, in exchange for setting aside 30% of the units for affordable housing.

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

Significant Accounting Policies

Segments

On December 31, 2025, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired, other than the impairment of 10 West 65th Street described in note 10, as of December 31, 2025. On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company recorded a loss on impairment of long-lived assets of $33,780 in the year ended December 31, 2025 on 10 West 65th Street.

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

For the year ended December 31, 2025 and 2024, the Company charged revenue in the amount of $3,822 and $4,219, respectively, for residential receivables not deemed probable of collection and recognized revenue of $145 and $299, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of December 31, 2025, and December 31, 2024, there were 6,156,860 and 5,615,299 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.84 and $7.06 per unit, respectively. As of December 31, 2025, and December 31, 2024, there were $15,678 and $19,945, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2025, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three and a half years.

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

In December 2024, the Company granted employees and a non-employee director 1,443,947 and 360,987 LTIP units, respectively, with a weighted-average grant date value of $4.46 per unit. The grants vest ratably over the a 10-year period and were a special reward related to the completion of certain elements of the Article 11 transaction at the Company’s Flatbush Gardens property.

At the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on June 18, 2025, the stockholders of the Company approved the 2025 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) and the 2025 Non-Employee Director Plan (the “Non-Employee Director Plan”). The Omnibus Plan replaced the 2015 Omnibus Incentive Plan, and the Company ceased granting any new awards under the 2015 Omnibus Incentive Plan.  A total of 7,800,000 shares of common stock are reserved for issuance under the Omnibus Plan.  The Non-Employee Director Plan replaced the 2015 Non-Employee Director Plan, and the Company ceased granting any new awards under the 2015 Non-Employee Director Plan.  A total of 3,000,000 shares of common stock are reserved for issuance under the Non-Employee Director Plan.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2025 and 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2025 and 2024, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2025, or 2024.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

Results of Operations

Our focus throughout the years ended December 31, 2025 and 2024, has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that the Company owned and operated for the full period in each comparison.

Income Statement for the Years Ended December 31, 2025 and 2024 (in thousands)

	2025	10 West: 65thStreet & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	2024	10 West: 65thStreet & Dean Street	2024: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$118,864	$3,742	$115,122	$109,873	$4,040	$105,833	$9,289	8.8%
Commercial rental income	34,338	7	34,331	38,902	14	38,888	(4,557)	(11.7)%
Total revenues	153,202	3,749	149,453	148,775	4,054	144,721	4,732	3.3%
Operating Expenses
Property operating expenses	37,986	996	36,990	34,163	728	33,435	3,555	10.6%
Real estate taxes and insurance	30,394	605	29,789	29,770	1,100	28,670	1,119	3.9%
General and administrative	15,523	401	15,122	14,152	390	13,762	1,360	9.9%
Transaction pursuit costs	(10)	—	(10)	—	—	—	(10)	0.0%
Depreciation and amortization	31,327	1,884	29,443	29,892	1,170	28,722	721	2.5%
Impairment of Long-Lived Assets	33,780	33,780	—	—	—	—	—	0.0%
Total operating expenses	149,000	37,666	111,334	107,977	3,388	104,589	6,745	6.4%
Litigation settlement and other	(26)	—	(26)	(269)	—	(269)	243	90.3%
Income from operations	4,176	(33,917)	38,093	40,529	666	39,863	(1,770)	4.4%
Loss on disposal of long lived assets	(857)	(857)
Interest expense, net	(53,027)	(5,737)	(47,290)	(47,111)	(2,542)	(44,569)	(2,721)	(6.1)%
Loss on modification/extinguishment of debt	(2,627)	—	(2,627)	—	—	—	(2,627)	(100.0)%
Net loss	$(52,335)	$(40,511)	$(11,824)	$(6,582)	$(1,876)	$(4,706)	$(7,118)	(151.3)%

The dollar amounts in the narrative disclosure below are in thousands, other than the base rent per square foot figures. The discussion below compares amounts in 2025 to 2024 amounts, excluding Dean Street and 10 West 65th Street properties.

Revenue. Residential rental income increased to $115,122 for the year ended December 31, 2025, from $105,833 for the year ended December 31, 2024, primarily, due to increases in rental rates. For example, base rent per square foot increased at the Tribeca House property to $88.74 at December 31, 2025, from $82.52 at December 31, 2024, base rent per square foot increased at the Clover House property to $89.74 at December 31, 2025, from $85.91 at December 31, 2024, and base rent per square foot increased at the Flatbush Gardens to $32.20 at December 31, 2025, from $30.04 at December 31, 2024.

Commercial rental income decreased to $34,331 for the year ended December 31, 2025, from $38,888 for the year ended December 31, 2024, primarily due to decreased billings at 250 Livingston Street property as a result of the termination of the City of New York lease in August 2025.

Property operating expenses.   Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $36,990 for the year ended December 31, 2025, from $33,435 for the year ended December 31, 2024, primarily due to increased payroll for maintenance activities, legal costs for collection activities and utilities costs.

Real estate taxes and insurance.   Real estate taxes and insurance expenses increased to $29,789 for the year ended December 31, 2025, from $28,670 for the year ended December 31, 2024, due to higher real estate taxes at our Aspen and at both our Livingston Street office properties and overall higher insurance premiums for the rest of the portfolio .

General and administrative.   General and administrative expenses increased to $15,122 for the year ended December 31, 2025, from $13,762 for the year ended December 31, 2024, primarily due to higher LTIP amortization, partially offset by lower professional fees.

Depreciation and amortization.   Depreciation and amortization expense increased to $29,443 for the year ended December 31, 2025, from $28,722 for the year ended December 31, 2024, due to additions to real estate across the portfolio, primarily at Flatbush Gardens.

Interest expense, net.   Interest expense, net, increased to $47,290 for the year ended December 31, 2025 from $44,569 for the year ended December 31, 2024, primarily due to the accrual of default interest on the 250 Livingston loan that is in default.

Loss on modification/extinguishment of debt.   Loss on the extinguishment of debt in 2025 consists of costs related to the Loan modification agreement at 141 Livingston.

Net loss.   As a result of the foregoing, net loss increased to $11,824 for the year ended December 31, 2025, from $4,706 for the year ended December 31, 2024.

For comparison of the year ended December 31, 2024 to the year ended December 31, 2023, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had $1,277,521 of indebtedness (net of unamortized issuance costs) secured by our properties, $30,815 of cash and cash equivalents, and $27,339 of restricted cash. See Note 4 “Notes Payable” of the accompanying “Notes to Consolidated Financial Statements” for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings. The Company sold its property at 10 West 65th Street during the year ended December 31, 2025, and was able to net approximately $13,000 in proceeds from such sale that are included in its cash balances at December 31, 2025. Additionally, the Company refinanced its existing construction loan at its Dean Street property with a maximum of $160,000 bridge loan, of which $141,750 was drawn at closing, an additional $6,250 was subsequently drawn and the potential to draw additional amounts that can be used for general corporate purposes.

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

Property-Level Debt

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows (in thousands):

Property	Maturity	Interest Rate	December 31, 2025
Flatbush Gardens, Brooklyn, NY	6/1/2032	3.125%	$329,000
250 Livingston Street, Brooklyn, NY	6/6/2029	3.63%	125,000
141 Livingston Street, Brooklyn, NY	3/6/2031	3.21%	100,000
Tribeca House, Manhattan, NY	3/6/2028	4.506%	360,000
Aspen, Manhattan, NY	7/1/2028	3.68%	57,733
Clover House, Brooklyn, NY	12/1/2029	3.53%	82,000
1010 Pacific Street, Brooklyn, NY	9/30/2030	5.73%	84,500
953 Dean Street, Brooklyn, NY	5/9/2027	SOFR + 2.65%	115,000
953 Dean Street, Brooklyn, NY	5/9/2027	SOFR + 2.65%	33,000
			$1,286,233

Flatbush Gardens

There is $329,000 of mortgage debt secured by Flatbush Gardens, as of December 31, 2025, in the form of a mortgage note to New York Community Bank. The note matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. We have the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

250 Livingston Street

There is $125.0 million in mortgage debt secured by 250 Livingston Street, as of December 31, 2025, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on June 6, 2029, bears interest at 3.63% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

As of August 23, 2025, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), vacated the space it occupied at 250 Livingston Street. The lease generally provided for rent payments in the amount of $15.4 million per annum. We may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On March 18, 2025, we were notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, we transferred $6.3million to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that we are in default on the $125 million mortgage loan due to its allegation that we, as the guarantor, did not maintain a net worth of not less than $100 million as of December 31, 2024, as required under the loan agreement. We replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided our lender with our own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to us concurring with us and notifying us that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that we were once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. We responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

On October 6, 2025, the Company failed to make its required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. The Company received notices of nonpayment on October 20, 2025, and November 12, 2025. The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, the Company sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

On December 18, 2025, the Company received a letter from the Special Servicer notifying the Company that it is in default under the Note and other Loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder. The notice indicated that the Lender would take all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the Loan documents. The Company believes that, as of December 31, 2025, the Company owed approximately $3,643 in interest and default interest. There is no assurance that the Lender would not impose penalties or any other obligations on the Borrower in connection with this event of default.

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents.

As previously disclosed, the Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Property, but there can be no assurance that such Consent and Cooperation Agreement will be consummated.

141 Livingston Street

There is $100,000 in mortgage debt secured by 141 Livingston Street, as of December 31, 2025, in the form of a mortgage note to Citi Real Estate Funding Inc. The note matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. We have the option to prepay all (but not less than all) of the unpaid balance of the loan within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expired on December 27, 2025. The Company and City of New York are continuing to work through the finalizing of a previously agreed five-year extension of its expired lease. There can be no assurance that the negotiations will conclude with an agreement. The expired lease at 141 Livingston Street provides for $10,300 million in rent per annum. The City of New York continues to occupy the space and is paying holdover rent in accordance with the terms of the expired lease. Those payments are the same as those in final term of the expired lease.

If we are unable to finalize the agreement, we would be at risk of not being able to replace NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the "Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2,200 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $555 for an additional 14 months, (ii) $1,200 of default interest and late charges through October 7, 2024, and (iii) an additional $10,417 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts included, but were not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”. In April 2025, we and the NYC agreed to the terms of a five-year extension of the then current lease, with an option for the NYC to terminate the lease after two years with a prior six month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025. On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Company entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Company provided a $10,000 renewal tenant reserve account letter of credit and paid fees of approximately $2,200 to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025.

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

Aspen

There is $57,734 in mortgage debt secured by Aspen, as of December 31, 2025, in the form of a mortgage note to Capital One Multifamily Finance LLC. The note matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2018, and monthly principal and interest payments of approximately $321 thereafter based on a 30-year amortization schedule. We have the option to prepay the note prior to the maturity date, subject to a prepayment premium.

Clover House

There is $82,000 in mortgage debt secured by Clover House as of December 31, 2025, in the form of a mortgage note to MetLife Investment Management. The note matures on December 1, 2029, bears interest at 3.53% and requires interest-only payments for the entire term. We have the option, commencing on January 1, 2024, to prepay the note prior to the maturity date, subject to a prepayment premium if it occurs prior to September 2, 2029.

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

1010 Pacific Street

There is $84,500 in mortgage debt secured by 1010 Pacific Street as of December 31, 2025, with Citi Real Estate Funding Inc., a New York corporation, and Morgan Stanley Bank, N.A., a national banking association, as the lenders, pursuant to the loan agreement dated as of October 1, 2025. The Loan has a maturity date of October 6, 2030 and bears interest at a 5.73% rate per annum.

Dean Street

On May 2, 2025, the Company entered into the Multifamily Loan and Security Agreement (the “Loan Agreement”), dated as of May 2, 2025 and the Mezzanine Multifamily Loan and Security Agreement (the “Mezzanine Loan Agreement” and together with the Loan Agreement, the “New Loan Agreements”) with MF1 Capital, a company not affiliated with the Company, dated as of May 2, 2025.

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.401% at December 31, 2025). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $6,250 from the Mezzanine Loan.

Corporate

On April 30, 2025, the Company entered into a $10,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 4.0%. On May 1, 2025, the Company drew $5,000 from the line of credit. On May 2, 2025 the Company repaid the balance with proceeds from the Loans.

On December 24, 2025 the Company issued a $10,000 letter of credit to lenders of the Company’s 141 Livingston Street property.

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

Contractual Obligations and Commitments

The following table summarizes principal and interest payment requirements on our debt under terms as of December 31, 2025:

	(in thousands)
	Principal	Interest	Total
2026	$1,732	$53,985	$55,717
2027	150,897	58,827	209,724
2028	416,553	50,634	467,187
2029	209,571	42,623	252,194
2030	87,313	36,297	123,610
Thereafter	420,167	43,731	463,898
Total	$1,286,233	$286,097	$1,572,330

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount up to $27,000. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2025 the Company incurred approximately $21,000 on capital improvements required under the HRMLA.

On September 25, 2025, the Company signed an amendment to its lease with Equinox Tribeca Inc. (“Equinox”) which extended the term of the lease until August 31, 2040, increased rent, and provided for a cumulative $3,000 renovation allowance creditable against rent through 2032.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our stockholders. During the years ended December 31, 2025 and 2024, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $18,455 and $17,584, respectively.

Cash Flows for the Years ended December 31, 2025 and 2024 (in thousands)

	Year Ended December 31,
	2025	2024
Operating activities	$22,571	$31,862
Investing activities	12,090	(68,781)
Financing activities	(14,559)	38,746

Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2025 and 2024, are as follows:

Net cash provided by operating activities was $22,571 for the year ended December 31, 2025, compared to $31,862 for the year ended December 31, 2024. The net decrease during 2025 primarily reflects the loss of revenue at 250 Livingston from NYC vacating its space, cash flow losses from our Dean Street property being put into service, partially offset by increased earnings at our Tribeca House and Flatbush Gardens buildings.

Net cash provided by investing activities was $12,090 for the year ended December 31, 2025, compared to $68,781 used for the year ended December 31, 2024. The increase was primarily due to proceeds from the sale of 10 West 65th Street and decreased capital spending at the Dean Street development as it approached its completion.

Net cash used in financing activities was $14,559 for the year ended December 31, 2025, compared to $38,746 provided by for the year ended December 31, 2024. Cash was used in the year ended December 31, 2025, for the repayment of $31,438 mortgage loan in conjunction with sale of 10 West 65th Street, $18,455 of dividend and distribution payments and $6,979 of loan issuance costs and other financing costs, partially offset by of $39,481 related to the Dean Street property borrowings on the construction loan and subsequent refinance and $4,500 in additional borrowings on the refinancing of 1010 Pacific property. Cash was provided in the year ended December 31, 2024, by $58,330 borrowings related to the Dean Street property and partially offset by $2,000 of amortization payments and distributions of $17,584.

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

The following table sets forth a reconciliation of FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2025	2024
FFO
Net loss	$(52,335)	$(6,582)
Real estate depreciation and amortization	31,327	29,892
FFO	$(21,008)	$23,310

AFFO
FFO	$(21,008)	$23,310
Amortization of real estate tax intangible	481	481
Straight-line rent adjustments	41	251
Amortization of debt origination costs	2,745	2,122
Amortization of LTIP awards	4,266	2,701
Transaction pursuit costs	(10)	-
Loss on modification/extinguishment of debt	2,627	-
Loss on Impairment of long-lived assets	33,780	-
Loss on disposal of long-lived assets	857	-
Litigation settlement and other	26	269
Recurring capital spending	(164)	(324)
AFFO	$23,641	$28,810

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2025	2024
Adjusted EBITDA
Net loss	$(52,335)	$(6,582)
Real estate depreciation and amortization	31,327	29,892
Amortization of real estate tax intangible	481	481
Straight-line rent adjustments	41	251
Amortization of LTIP awards	4,266	2,701
Interest expense, net	53,027	47,111
Transaction pursuit costs	(10)	-
Loss on modification/extinguishment of debt	2,627	-
Loss on Impairment of long-lived assets	33,780	-
Loss on disposal of long-lived assets	857	-
Litigation settlement and other	26	269
Adjusted EBITDA	$74,087	$74,123

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as income from operations plus real estate depreciation and amortization, general and administrative expenses, acquisition and other costs, amortization of identifiable intangibles and straight-line rent adjustments to revenue from long-term leases and certain litigation settlement and other, less gain on termination of lease. We believe that this measure is widely recognized and provides an operating perspective not immediately apparent from GAAP income from operations or net income (loss). We use NOI to evaluate our performance because NOI allows us to evaluate the operating performance of our company by measuring the core operations of property performance and capturing trends in rental housing and property operating expenses. NOI is also a widely used metric in valuation of properties.

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Years ended December 31,
	2025	2024
NOI
Income from operations	$4,176	$40,529
Real estate depreciation and amortization	31,327	29,892
General and administrative expenses	15,523	14,152
Transaction pursuit costs	(10)	-
Amortization of real estate tax intangible	481	481
Straight-line rent adjustments	41	251
Loss on Impairment of long-lived assets	33,780	-
Litigation settlement and other	26	269
NOI	$85,344	$85,574

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” of our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair value relevant to our financial instruments depends upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Based upon the nature of our operations, the principal market risk to which we are exposed is the risk related to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control, contribute to interest rate risk. The dollar amounts in the narrative disclosure below are in thousands.

A one percent change in interest rates on our $148,000 variable rate debt as of December 31, 2025, would impact annual net income by approximately $1,480.

At December 31, 2025, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,267,698 and $1,209,600 as of December 31, 2025 and 2024, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES7

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2025.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Omnibus Plan	4,501,992	—	—
2015 Director Plan	1,654,868	—	—
2025 Omnibus Plan	—	—	7,800,000
2025 Director Plan	—	—	3,000,000

Equity compensation plans not approved by security holders	—	—	—
Total	6,156,860	—	10,800,000

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

10.46**************	Housing Repair and Maintenance Letter Agreement dated June 29, 2023

10.47**************	Acquisition Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.48**************	Building Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.49**************	Project Loan Note, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.50**************	Credit Agreement, dated August 10, 2023, by Dean Owner LLC in favor of Valley National Bank

10.51**************	Mezzanine Loan Note, dated August 10, 2023, by Dean Member LLC in favor of BADF 953 Dean Street Lender LLC

10.52**************	Line of Credit Note, dated August 10, 2023, between Clipper Realty Inc. in favor of Valley National Bank

10.53*********************	Agreement of Lease made May 9, 2019, between 250 Livingston Owner LLC and The City of New York

10.54****************	Loan Agreement, dated February 18, 2021 between 141 Livingston Owner LLC and Citi Real Estate Funding Inc.

10.55*****************	Purchase and Sale Agreement dated April 2, 2025 between 10 West 65 Owner LLC and purchaser of 10 West 65th Street

10.56*****************	Assignment of Purchase and Sale agreement dated April 2, 2025 to 10 W65, LLC

10.57†*****************	2025 Omnibus Incentive Compensation Plan

10.58†*****************	2025 Non-Employee Director Plan

10.59*****************	Dean Owner LLC Multifamily Loan and Security Agreement with MF1 Capital LLC dated May 2, 2025

10.60*****************	Dean Member LLC Mezzanine Multifamily Loan and Security Agreement with MF1 Capital dated May 2, 2025

10.61******************	1010 Pacific Owner LLC Loan Agreement with Citi Real Estate Funding Inc. and Morgan Stanley Bank, N.A. dated October 1, 2025

10.62*******************	Loan Modification Agreement, dated December 24, 2025, by and among 141 Livingston Owner LLC, Clipper Realty Inc., Clipper Realty L.P. and Wells Fargo Bank, National Association.

19.1********************	Insider trading policies and procedures

21.1********	List of subsidiaries

23.1********	Consent of PKF O’Connor Davies, LLP

24.1********	Power of Attorney (included on signature page hereto)

31.1********	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2********	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1********	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2********	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1********************	Policy relating to recovery of erroneously awarded compensation. dated as of October 2, 2023.

101.INS*********	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*********	Inline XBRL Taxonomy Extension Schema Document

101.CAL*********	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*********	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*********	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*********	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*********	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s registration statement on Form S-11 (No. 333-214021)

†	Indicates management contract or compensation plan

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on March 12, 2020

***	Incorporated by reference to the Company’s Form 8-K dated February 21, 2018, filed on February 27, 2018

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2019, filed on August 1, 2019

*****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2020, filed on May 11, 2020

******	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020

*******	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 29, 2020

********	Filed herewith

*********	Submitted electronically with the report

**********	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021, filed on August 9, 2021

***********	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 2, 2022

************	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on May 2, 2022

*************	Incorporated by reference to the Company’s Form 8-K dated June 29, 2023, filed on July 5, 2023

**************	Incorporated by reference to the Company’s Form 8-K dated August 10, 2023, filed on August 14, 2023

***************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2023, filed on August 3, 2023

****************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2024, filed on August 1, 2024

*****************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2025, filed on August 8, 2025

******************	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2025, filed on November 14, 2025

*******************	Incorporated by reference to the Company’s Form 8-K dated December 30, 2025, filed on January 2, 2026

********************	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2024, filed on February 14, 2025

*********************	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2023, filed on March 14, 2024

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIPPER REALTY INC.

February 26, 2026	By:	/s/ David Bistricer
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

Name	Title	Date

/s/ David Bistricer	Co-Chairman of the Board and	February 26, 2026
David Bistricer	Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence E. Kreider, Jr.	Chief Financial Officer	February 26, 2026
Lawrence E. Kreider, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam Levinson	Co-Chairman of the Board	February 26, 2026
Sam Levinson

/s/ Howard M. Lorber	Director	February 26, 2026
Howard M. Lorber

/s/ Robert J. Ivanhoe	Director	February 26, 2026
Robert J. Ivanhoe

/s/ Roberto A. Verrone	Director	February 26, 2026
Roberto A. Verrone

/s/ Richard Burger	Director	February 26, 2026
Richard Burger

/s/ Harmon Spolan	Director	February 26, 2026
Harmon Spolan

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Clipper Realty Inc.

Brooklyn, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clipper Realty Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter – Mortgage Note Payable and Related Default

As disclosed in Note 4, the Company’s principal tenant at its 250 Livingston Street property (“250 Livingston Street”) vacated its leased space in August 2025.  Also, during 2025, the Company experienced events of default under the mortgage loan secured by 250 Livingston Street,  including failures to remit required deposits and debt service payments, subsequently receiving a notice of default from the lender’s special servicer. The lender may pursue remedies, including acceleration and foreclosure of 250 Livingston Street.  Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New York, New York

February 26, 2026

PCAOB ID No. 127

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	December 31,2025	December 31, 2024

ASSETS
Investment in real estate
Land and improvements	$559,419	$571,988
Building and improvements	836,437	736,420
Tenant improvements	6,386	3,366
Furniture, fixtures and equipment	13,684	13,897
Real estate under development	-	146,249
Total investment in real estate	1,415,926	1,471,920
Accumulated depreciation	(266,976)	(243,392)
Investment in real estate, net	1,148,950	1,228,528
Cash and cash equivalents	30,815	19,896
Restricted cash	27,339	18,156
Tenant and other receivables, net of allowance for doubtful accounts of $317 and $258, respectively	8,676	6,365
Deferred rent	2,067	2,108
Deferred costs and intangible assets, net	5,326	5,676
Prepaid expenses and other assets	11,146	6,236
TOTAL ASSETS	$1,234,319	$1,286,965
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $8,712 and $9,019, respectively	$1,277,521	$1,266,340
Accounts payable and accrued liabilities	18,092	18,731
Security deposits	9,519	9,067
Other liabilities	9,941	7,057
TOTAL LIABILITIES	1,315,073	1,301,195
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,146,546 and 16,146,546 shares issued and outstanding, at December 31, 2025 and 2024, respectively	160	160
Additional paid-in-capital	90,677	89,938
Accumulated deficit	(121,543)	(95,507)
Total stockholders’ equity(deficit)	(30,706)	(5,409)
Non-controlling interests	(50,048)	(8,821)
TOTAL EQUITY (DEFICIT)	(80,754)	(14,230)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,234,319	$1,286,965

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
REVENUES
Residential rental income	$118,864	$109,873
Commercial rental income	34,338	38,902
TOTAL REVENUES	153,202	148,775

OPERATING EXPENSES
Property operating expenses	37,986	34,163
Real estate taxes and insurance	30,394	29,770
General and administrative	15,523	14,152
Transaction pursuit costs	(10)	-
Depreciation and amortization	31,327	29,892
Impairment of Long-Lived Assets	33,780	-

TOTAL OPERATING EXPENSES	149,000	107,977

Litigation settlement and other	(26)	(269)
INCOME FROM OPERATIONS	4,176	40,529

Interest expense, net	(53,027)	(47,111)
Loss on disposal of long-lived assets	(857)	-
Loss on modification of debt	(2,627)	-

Net loss	(52,335)	(6,582)

Net loss attributable to non-controlling interests	32,435	4,082
Net loss attributable to common stockholders	$(19,900)	$(2,500)
Basic and diluted net loss per share	$(1.38)	$(0.25)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Equity(Deficit)

(In thousands, except for share data)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity(deficit)	Non- controlling interests	Total equity(deficit)
Balance December 31, 2023	16,063,228	$160	$89,483	$(86,899)	$2,744	$4,491	$7,235

Redemption of LTIP grants	83,318	—	—	—	—	—	—
Amortization of LTIP grants	—	—	—	—	—	2,701	2,701
Dividends and distributions	—	—	—	(6,108)	(6,108)	(11,476)	(17,584)
Net loss	—	—	—	(2,500)	(2,500)	(4,082)	(6,582)
Reallocation of non-controlling interests	—	—	455	—	455	(455)	—
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)

Redemption of LTIP grants	—	—	—	—	—	—	—
Amortization of LTIP grants	—	—	—	—	—	4,266	4,266
Dividends and distributions	—	—	—	(6,136)	(6,136)	(12,319)	(18,455)
Net loss	—	—	—	(19,900)	(19,900)	(32,435)	(52,335)
Reallocation of non-controlling interests	—	—	739	—	739	(739)	—
Balance December 31, 2025	16,146,546	$160	$90,677	$(121,543)	$(30,706)	$(50,048)	$(80,754)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,335)	$(6,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,226	29,786
Amortization of deferred financing costs	2,745	2,122
Amortization of deferred costs and intangible assets	583	587
Loss on modification of debt	2,627	—
Impairment of long-lived asset	33,780	—
Loss on disposal of fixed assets	857	—
Gain on termination of lease	—
Deferred rent	41	251
Stock-based compensation	4,266	2,701
Bad debt expense (recovery)	47	30
Changes in operating assets and liabilities:
Tenant and other receivables	(2,436)	(1,215)
Prepaid expenses, other assets and deferred costs	(4,966)	4,483
Accounts payable and accrued liabilities	4,097	(948)
Security deposits	450	302
Other liabilities	1,589	345
Net cash provided by operating activities	22,571	31,862

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and improvements	(31,302)	(68,781)
Proceeds from sale of real estate	43,489	—
Sale and purchase of interest rate caps, net	(97)	—

Net cash used in investing activities	12,090	(68,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(244,063)	(2,000)
Proceeds from mortgage notes	254,938	58,330
Dividends and distributions	(18,455)	(17,584)
Loan issuance and extinguishment costs	(6,979)	—
Net cash provided by financing activities	(14,559)	38,746

Net increase in cash and cash equivalents and restricted cash	20,102	1,827
Cash and cash equivalents and restricted cash – beginning of year	38,052	36,225
Cash and cash equivalents and restricted cash – end of year	58,154	$38,052

Cash and cash equivalents and restricted cash – beginning of year:
Cash and cash equivalents	$19,896	$22,163
Restricted cash	18,156	14,062
Total cash and cash equivalents and restricted cash – beginning of year	$38,052	$36,225

Cash and cash equivalents and restricted cash – end of year:
Cash and cash equivalents	$30,815	$19,896
Restricted cash	27,339	18,156
Total cash and cash equivalents and restricted cash – end of year	$58,154	$38,052

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $6,885 and $9,417 in 2025 and 2024, respectively	$48,967	$43,995
Non-cash interest capitalized to real estate under development	1,913	2,264
Additions to investment in real estate included in accounts payable and accrued liabilities	3,434	8,169

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

As of December 31, 2025, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

•	Clover House in Brooklyn, an 11-story residential building with approximately 102,000 square feet of residential rental GLA;

•	1010 Pacific Street in Brooklyn, 9-story residential building with approximately 119,000 square feet of residential rental GLA; and

•	The Dean Street property in Brooklyn, a 9-story residential building with approximately 160,000 square feet of residential rental GLA and approximately 9,000 square feet of retail rental GLA.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on the disposal of long-lived assets of $857 and a loss on impairment of long-lived assets of $33,780 during the year-ended December 31, 2025.

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

The operations of Clipper Realty Inc. and its consolidated subsidiaries are conducted primarily through the Operating Partnership. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”). The Company is the sole general partner of the Operating Partnership and the Operating Partnership is the sole managing member of the LLCs that comprised the Predecessor.

At December 31, 2025 and 2024, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 38.0% of the aggregate cash distributions from, and the profits and losses of, the LLCs, respectively.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At December 31, 2025 and December 31, 2024, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

In accordance with ASC 805, "Business Combinations” the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio are impaired as of December 31, 2025. On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company recorded a loss on impairment of long-lived assets of $33,780 in the year ended December 31, 2025 on 10 West 65th Street, See Note 10.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the years ended December 31, 2025 and 2024, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the year ended December 31, 2025 and 2024, the Company charged revenue in the amount of $3,822 and $4,219, respectively, for residential receivables not deemed probable of collection and recognized revenue of $145 and $299, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

The following is a summary of awards granted to the Company’s employees and non-employee directors during the years ended December 31, 2025 and 2024.

Unvested LTIP Units	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2023	1,772,894	$8.32
Granted	2,306,708	$4.56
Vested	(372,476)	$7.06
Forfeited	—	—
Unvested at December 31, 2024	3,707,126	$6.11
Granted	541,561	$4.54
Vested	(319,874)	$4.56
Forfeited	—	—
Unvested at December 31, 2025	3,928,813	$6.02

As of December 31, 2025 and 2024, there was $15,679 and $17,486, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of December 31, 2025, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately four years. For the years ended December 31, 2025 and 2024 the Company incurred $4,266 and $2,701 in LTIP amortization respectively.

As of December 31, 2025, and December 31, 2024, there were 6,156,860 and 5,615,299 long-term incentive plan (“LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.84 and $7.06 per unit, respectively.

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

In December 2024, the Company granted employees and a non-employee director 1,443,947 and 360,987 LTIP units, respectively, with a weighted-average grant date value of $4.46 per unit. The grants vest ratably over a 10-year period and were a special reward related to the completion of certain elements of the Article 11 transaction at the Company’s Flatbush Gardens property.

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

The Company has determined that the cash distributed to its stockholders is characterized as follows for Federal income tax purposes:

	Year Ended December 31,
	2025	2024

Ordinary income	—	10%
Capital gain	—	—
Return of capital	100%	90%
Total	100%	100%

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of December 31, 2025 and 2024, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of December 31, 2025 and 2024, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of December 31, 2025, or 2024.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2025	2024
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(19,900)	$(2,500)
Less: income attributable to participating securities	(2,319)	(1,476)
Subtotal	(22,219)	(3,976)
Denominator
Weighted-average common shares outstanding	16,147	16,120

Basic and diluted net loss per share attributable to common stockholders	$(1.38)	$(0.25)

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this update effective December 15, 2025. The adoption of ASU 2023-09 did not have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	December 31, 2025	December 31, 2024

Deferred costs	$348	$348
Lease origination costs	1,842	1,610
In-place leases	428	428
Real estate tax abatements	9,143	9,142
Total deferred costs and intangible assets	11,761	11,529
Less accumulated amortization	(6,435)	(5,852)
Total deferred costs and intangible assets, net	$5,326	$5,676

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $101 and $106 for the years ended December 31, 2025 and 2024, respectively. Amortization of real estate tax abatements of $481 and $481 for the years ended December 31, 2025 and 2024, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of December 31, 2025, amortize in future years as follows:

2026	$617
2027	605
2028	588
2029	553
2030	533
Thereafter	2,430
Total	$5,326

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	December 31, 2025	December 31, 2024
Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	57,733	59,403
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
10 West 65th Street, Manhattan, NY(g)	11/1/2027	SOFR + 2.50%	-	31,437
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	5.55%	-	60,000
1010 Pacific Street, Brooklyn, NY(h)	9/15/2025	6.37%	-	20,000
1010 Pacific Street, Brooklyn, NY (h)	9/30/2030	5.73%	84,500	-
Dean Street, Brooklyn, NY (i)	5/09/2027	SOFR + 4.00%	-	98,849
Dean Street, Brooklyn, NY (i)	5/09/2027	SOFR + 4.00%	-	9,670
Dean Street, Brooklyn, NY (i)	5/09/2027	SOFR + 2.65%	115,000	-
Dean Street, Brooklyn, NY (i)	5/09/2027	SOFR + 2.65%	33,000	-
Total debt			$1,286,233	$1,275,359
Unamortized debt issuance costs			(8,712)	(9,019)
Total debt, net of unamortized debt issuance costs			$1,277,521	$1,266,340

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

As of August 23, 2025, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), vacated the space it occupied at 250 Livingston Street. The lease generally provided for rent payments in the amount of $15.4 million per annum. The Company may be unable to replace NYC as a tenant or unable to replace it with other commercial tenants at comparable rent rates, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On March 18, 2025, The Company was notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125 million building mortgage loan, an event of default occurred under the $125 million building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125 million building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, we have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, the Company transferred $6.3 million to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that we are in default on the $125 million mortgage loan due to its allegation that the Company, as the guarantor, did not maintain a net worth of not less than $100million as of December 31, 2024, as required under the loan agreement. The Company replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided the lender with its own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to the Company concurring with the Company and notifying the Company that they agree that we are compliant with the $100 million requirement. On July 28, 2025, we were notified by legal counsel for the lender that they alleged that the Company was once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. The Company responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

All amounts remaining in such cash management account after the lender’s allocations set forth in the loan agreement will be disbursed to us if the tenant cure conditions are satisfied under the loan agreement.

If the Company is unable to replace the NYC lease at comparable rents, the Company may not be able to cure the conditions listed in the loan agreement, and it could impact the Company’s available cash to fund corporate operations and pay dividends and distributions to the Company’s stockholders.

On October 6, 2025, the Company failed to make its required deposit to the cash management account to fund the interest and tax escrow deposit for September 2025. The Company received notices of nonpayment on October 20, 2025, and November 12, 2025. The loan documents state that a failure to pay interest within five days of due date is an event of default. On November 12, 2025, the Company sent a letter to Midland requesting that the loan be immediately fully transferred to Special Servicing for potential loan modifications because the Borrower does not plan to continue to support the ongoing operating and debt service shortfall related to 250 Livingston Street property. Although the Company is in the process of negotiating a Consent and Cooperation Agreement for the sale of the property, there can be no assurance that such Consent and Cooperation Agreement will be consummated.

On December 18, 2025, the Company received a letter from the Special Servicer notifying the Company that it is in default under the Note and other Loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder. The notice indicated that the Lender would take all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the Loan documents. In accordance with the Loan documents, the Company is subject to default interest at a rate of additional 5% per annum. The Company believes that, as of December 31, 2025, the Company owed approximately $3,643 in interest and default interest. There is no assurance that the Lender would not impose penalties or any other obligations on the Borrower in connection with this event of default.

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents.

As previously disclosed, the Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Property, but there can be no assurance that such Consent and Cooperation Agreement will be consummated.

(c) The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expired on December 27, 2025. The Company and City of New York are continuing to work through the finalizing of a previously agreed five-year extension of its expired lease. There can be no assurance that the negotiations will conclude with an agreement. The expired lease at 141 Livingston Street provided for $10,300 in rent per annum. The City of New York continues to occupy the space and is paying holdover rent in accordance with the terms of the expired lease. Those payments are the same as those in final term of the expired lease.

If we are unable to finalize the agreement, we would be at risk of not being able to replace NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offer other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the "Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, the reserve deposit starting on July 7, 2024. The Special Servicer demanded that we pay (i) $2,200 of reserve payments into a reserve account immediately (for July-October 2024) and continued monthly payments of $556 for an additional 14 months, (ii) $1,200 of default interest and late charges through October 7, 2024, and (iii) an additional $10 per diem interest for each day thereafter.

On November 11, 2024, the Special Servicer notified the Borrower that, due to its alleged event of default under the Loan Agreement, as a result of the failure to make the payments described above, the mortgage notes have been accelerated, and all amounts under the loan agreement were due and payable. Such amounts included, but were not limited to, $100,000 principal amount of the mortgage notes, approximately $5,000 of default yield maintenance premium, $10,000 aggregate reserve deposit, and the above-described penalty default interest and penalties.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”. In April 2025, we and the NYC agreed to the terms of a five-year extension of the expired lease, with an option for the NYC to terminate the lease after two years with a prior six month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025. On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Company entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Company provided a $10,000 renewal tenant reserve account letter of credit and paid fees of approximately $2,200 to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025.

(d) The $360,000 loan with Deutsche Bank, entered into on February 21, 2018, matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

(e) The $57.733 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the note prior to the maturity date, subject to a prepayment premium.

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

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027 maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.80% at September 30, 2025). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $6,250 from the Mezzanine Loan.

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

On December 24, 2025 the Company issued a $10,000 letter of credit to lenders of the Company’s 141 Livingston Street property.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of December 31, 2025:

2026	$1,732
2027	150,897
2028	416,553
2029	209,571
2030	87,313
Thereafter	420,167
Total	$1,286,233

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of December 31, 2025, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2026	$5,279
2027	5,323
2028	5,378
2029	5,338
2030	5,285
Thereafter	36,068
Total	$62,671

The Company has commercial leases with the City of New York that comprised approximately 18% and 22% of total revenues for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, occupied all 206,084 of rentable square feet at 141 Livingston Street and terminated its lease and vacated all 342,496 rentable square feet of commercial space at our 250 Livingston Street. The commercial rental space at 141 Livingston is occupied subject to hold-over rent provisions in the lease that expired on December 27, 2025.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	December 31, 2025	December 31, 2024

Carrying amount (excluding unamortized debt issuance costs)	$1,286,233	$1,275,359
Estimated fair value	$1,267,698	$1,209,629

The above disclosures regarding fair value of financial instruments are based on pertinent information available as of December 31, 2025 and 2024, respectively. Although the Company is not aware of any factors that would significantly affect the reasonableness of the estimated fair value amounts, such ‐amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

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

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2.7million in the consolidated statements of operations during the year ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2.3million to the plaintiffs related to the Kuzmich case during the year ended December 31, 2022 and $0.4 million related to the Crowe case during the year ended December 31, 2023.

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

On November 22, 2024, The New York City Department of Citywide Administrative Services issued the results of its audit of the Company’s operating expense escalation charges for the period of June 2014 to December 2018. The audit resulted in a claim by the City for the Company to pay the City $1,152. The Company is evaluating the results of the audit. During the year ended December 31, 2025, New York City withheld rent to satisfy the claim. Based on the results of the audit the Company was adequately reserved to cover this payment and it did not have any impact on the Company’s operating results the year ended December 31, 2025.

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”.

In April 2025, we and the NYC agreed to the terms of a five-year extension of the then current lease, with an option for the NYC to terminate the then lease after two years with a prior six month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. We rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lenders allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized.

On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025.

On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Company entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Company provided a $10 million renewal tenant reserve account letter of credit and paid fees of approximately $2.2 million to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025.

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount of up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through December 31, 2025, the Company incurred approximately $21,000 on capital improvements required under the HRMLA.

On December 24, 2025, the Company issued aa $10,000 irrevocable standby letter of credit with Valley National Bank, NA, to the benefit of Midland Loan Services as Master Servicer for Wells Fargo Bank, National Association, as trustee, to settle the litigation related to our 141 Livingston property (see footnote 7 above). The letter of credit expires on December 24, 2026, but will be automatically extended annually for a one-year period until April 7, 2032, the date of the mortgage loan expiration on 141 Livingston Street.). Midland Loan Services may draw on the loan in accordance with the Loan Modification Agreement described above.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Year ended December 31, 2025	22%	78%	100%
Year ended December 31, 2024	26%	74%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $238 and $308 for the years ended December 31, 2025 and 2024 respectively. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(124) and $(24) for the years ended December 31, 2025 and 2024,

On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and Iron Hound Management Company LLC (“Iron Hound”), whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors.

141 Livingston Owner LLC, engaged Ironhound to assist in negotiating a settlement to its litigation related to mortgage loan, see Note 7 above. After year-end the Company paid Ironhound $500 for its services, The payment was accrued and is included in the Consolidated Statement of Operations for the year ended December 31, 2025. The arrangement was approved by an independent committee of the Company’s board of directors.

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

Year ended December 31, 2025	Commercial	Residential	Total
Rental income	$34,338	$118,864	$153,202
Total revenues	34,338	118,864	153,202
Property operating expenses	4,738	33,248	37,986
Real estate taxes and insurance	12,048	18,346	30,394
General and administrative	3,123	12,400	15,523
Transaction pursuit costs	(1)	(9)	(10)
Depreciation and amortization	6,201	25,126	31,327
Loss on impairment of long-lived assets	-	33,780	33,780
Total operating expenses	26,109	122,891	149,000
Litigation Settlement and other	-	(26)	(26)
Income from operations	$8,229	$(4,053)	$4,176
Loss on disposal of long-lived assets	-	(857)	(857)
Interest Expense	(12,438)	(40,589)	(53,027)
Loss on modification/extinguishment of debt	(2,627)	-	(2,627)
Income (Loss)	$(6,836)	$(45,499)	(52,335)

Year ended December 31, 2024	Commercial	Residential	Total
Rental income	$38,902	$109,873	$148,775
Total revenues	38,902	109,873	148,775
Property operating expenses	4,557	29,604	34,163
Real estate taxes and insurance	10,926	18,844	29,770
General and administrative	2,543	11,609	14,152
Depreciation and amortization	6,013	23,879	29,892
Total operating expenses	24,040	83,935	107,977
Litigation Settlement, other	-	(269)	(269)
Income from operations	$14,862	$25,669	$40,529
Interest Expense, Net	(10,155)	(36,956)	(47,111)
Income (Loss)	$4,707	$(11,287)	$(6,582)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
December 31, 2025	$307,926	$926,393	$1,234,319
December 31, 2024	315,296	$971,668	$1,286,965

The Company’s interest expense by segment for the years ended December 31, 2025 and 2024, is as follows:

	Commercial	Residential	Total
Year ended December 31, 2025	$12,438	$40,589	$53,027
Year ended December 31, 2024	10,155	$36,956	$47,111

The Company’s capital expenditures by segment for the years ended December 31, 2025 and 2024, are as follows:

	Commercial	Residential	Total
Year ended December 31, 2025	$2,220	$27,342	$29,562
Year ended December 31, 2024	4,148	$65,582	$69,730

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

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 on the Company’s consolidated statement of operations for the year ended December 31, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45.5 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 1 for details of the completion of transaction to dispose of the long-lived assets.

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

The information for the union’s multiemployer pension plans are as follows:

Legal name	Building Service 32BJ Pension Fund
Employer identification number	13-1879376
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	June 30
Certified Zone Status for 2025 and 2024*	Green
Funding improvement plan/rehabilitation plan*	Implemented
Surcharges paid to plan	None
Pension contribution made for 2025 and 2024, respectively	$438.03and $440
Minimum weekly required pension contribution per employee for 2025 and 2024, respectively (in dollars)	$133.01 and $129.45

Legal name	Central Pension Fund of the International Union of Operating Engineers and Participating Employers
Employer identification number	36-6052390
Plan number	001
Type of plan	Defined benefit pension plan
Plan year-end date	January 31
Certified Zone Status for 2025 and 2024*	Green
Funding improvement plan/rehabilitation plan*	N/A
Surcharges paid to plan	N/A
Pension contribution made for 2025 and 2024, respectively	$43.35 and $43
Minimum weekly required pension contribution per employee for 2025 and 2024, respectively (in dollars)	$208.41 and $205.09

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

The information provided above is from the respective pension plan’s most current annual report, which for Local 32BJ is for the year ended January 01, 2026 and for Local 94 is for the year ended January 01, 2026. The Pension Protection Act Zone Status, the most recent zone status available, was provided to the Company by the respective plans and the Local 32BJ status is certified by the plan’s actuary. The Company’s contributions to the pension plans are less than 5% of all the employers’ contributions to the plans.

12. Subsequent Events

Subsequent to December 31, 2025 the Board of Directors declared a fourth quarter dividend of $0.095 per share, to stockholders of record on March 12, 2026, payable March 19, 2026.

Subsequent o December 31, 2025, the Company granted employees and non-employee directors 480,927 and 272,781 LTIP units, respectively, with a weighted-average grant date value of $3.36 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2025 bonus and long-term incentive compensation.

Clipper Realty Inc. and Predecessor

Schedule III – Real Estate and Accumulated Depreciation

(In thousands)

Encumbrances at December 31, 2025			Initial Costs					Gross Amounts at Which Carried at December 31, 2025
Property	Location	Description	Encum- brances	Land	Building and Improv- ements	Real Estate Under Develop.	Cost Capitalized Subsequent to Acquisition	Land	Building and Improv- ements	Real Estate Under Develop.	Total	Accumu- lated Deprecia- tion	Date Acquired
Tribeca House	Manhattan, NY	Residential	$360,000	$273,103	$283,137	$—	$35,668	$273,103	$318,805	—	$591,908	$102,206	Dec-14
Aspen	Manhattan, NY	Residential	57,733	49,230	43,080	—	3,164	49,230	46,244	—	95,474	11,780	June-16
Flatbush Gardens	Brooklyn, NY	Residential	329,000	89,965	49,607	—	90,377	90,051	139,898	—	229,949	88,180	Oct-05
Clover House	Brooklyn, NY	Residential	82,000	43,516	44,100	—	58,606	43,516	102,706	—	146,222	14,853	May-17
1010 Pacific St.	Brooklyn, NY	Residential	84,500	31,129	658	—	61,463	31,129	62,121	—	93,250	4,142	Nov-19
Dean Street	Brooklyn, NY	Residential	148,000	51,108	—	—	113,313	51,108	113,313	—	164,421	1,594	Dec-21
250 Livingston St.	Brooklyn, NY	Commercial	125,000	10,452	20,204	—	25,028	10,452	45,232	—	55,684	27,307	May-02
141 Livingston St.	Brooklyn, NY	Commercial	100,000	10,830	12,079	—	16,108	10,830	28,188	—	39,017	16,915	May-02
			$1,286,233	$559,333	$452,865	—	$403,727	$559,419	$856,508	—	$1,415,925	$266,976

(1)	At December 31, 2025, the aggregate cost for Federal tax purposes of our real estate assets was $1,091,212.

(2)	The following summarizes activity for real estate and accumulated depreciation, for the years ended December 31, 2025 and 2024:

	2025	2024
Investment in real estate:
Balance at beginning of period	$1,471,920	$1,402,190
Acquisition of real estate	—	—
Additions during period	29,559	69,730
Disposal and Write-off of assets	(85,554)	—
Balance at end of period	$1,415,925	$1,471,920

Accumulated depreciation:
Balance at beginning of period	$243,392	$213,606
Depreciation expense	30,935	29,786
Disposal and Write-off of assets	(7,642)	—
Balance at end of period	$266,976	$243,392