Form 10-Q
period 2026-03-31
Clipper Realty Inc.
filed 2026-05-14
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CLPR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 16,157,566 shares of the Registrant’s Common Stock outstanding.

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

●

market and economic conditions, affecting occupancy levels, rental rates, the overall market value of our properties, our access to capital and the cost of capital, and our ability to refinance indebtedness;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$559,419	$559,419
Building and improvements	838,742	836,437
Tenant improvements	6,386	6,386
Furniture, fixtures and equipment	13,782	13,684
Total investment in real estate	1,418,329	1,415,926
Accumulated depreciation	(274,922)	(266,976)
Investment in real estate, net	1,143,407	1,148,950
Cash and cash equivalents	26,083	30,815
Restricted cash	28,568	27,339
Tenant and other receivables, net of allowance for doubtful accounts of $292 and $317, respectively	7,599	8,676
Deferred rent	2,264	2,067
Deferred costs and intangible assets, net	5,234	5,326
Prepaid expenses and other assets	12,841	11,146
TOTAL ASSETS	$1,225,996	$1,234,319

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $7,843 and $8,712, respectively	$1,277,956	$1,277,521
Accounts payable and accrued liabilities	22,460	18,092
Security deposits	9,692	9,519
Other liabilities	11,412	9,941
TOTAL LIABILITIES	1,321,520	1,315,073
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,157,566 and 16,146,546 shares issued and outstanding, at March 31, 2026, and December 31, 2025, respectively	160	160
Additional paid-in-capital	90,819	90,677
Accumulated deficit	(127,316)	(121,543)
Total stockholders’ equity (deficit)	(36,337)	(30,706)
Non-controlling interests	(59,187)	(50,048)
TOTAL EQUITY (DEFICIT)	(95,524)	(80,754)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,225,996	$1,234,319

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Residential rental income	$31,904	$29,190
Commercial rental income	6,211	10,208
TOTAL REVENUES	38,115	39,398

OPERATING EXPENSES
Property operating expenses	10,330	10,111
Real estate taxes and insurance	7,697	7,627
General and administrative	4,107	3,825
Depreciation and amortization	7,979	7,636
Loss on impairment of Long-Lived Assets	-	33,780
TOTAL OPERATING EXPENSES	30,113	62,979

Litigation settlement and other	(3,600)	-

INCOME (LOSS) FROM OPERATIONS	4,402	(23,581)

Interest expense, net	(15,546)	(11,522)

Net loss	(11,144)	(35,103)

Net loss attributable to non-controlling interests	6,906	21,756
Net loss attributable to common stockholders	$(4,238)	$(13,347)

Basic and diluted net loss per share	$(0.30)	$(0.86)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2025	16,146,546	$160	$90,677	$(121,543)	$(30,706)	$(50,048)	$(80,754)
Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	11,020	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,177)	(4,712)
Net loss	—	—	—	(4,238)	(4,238)	(6,906)	(11,144)
Reallocation of noncontrolling interests	—	—	142	—	142	(142)	—
Balance March 31, 2026	16,157,566	$160	$90,819	$(127,316)	$(36,337)	$(59,187)	$(95,524)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,144)	$(35,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,944	7,611
Amortization of deferred financing costs	869	457
Amortization of deferred costs and intangible assets	155	146
Loss on Impairment of long-lived assets	-	33,780
Deferred rent	(197)	22
Stock-based compensation	1,086	1,143
Bad debt (recovery) expense	(13)	(13)
Changes in operating assets and liabilities:
Tenant and other receivables	795	(693)
Prepaid expenses, other assets and deferred costs	(1,463)	(2,149)
Accounts payable and accrued liabilities	3,892	297
Security deposits	173	64
Other liabilities	1,471	1,114
Net cash provided by operating activities	3,568	6,676

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(1,925)	(9,680)
Net cash provided (used) in investing activities	(1,925)	(9,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(434)	(578)
Proceeds from mortgage notes	-	6,371
Dividends and distributions	(4,712)	-
Loan issuance and extinguishment costs	-	(250)
Net cash provided (used) by financing activities	(5,146)	5,543

Net (decrease)increase in cash and cash equivalents and restricted cash, including cash and cash equivalents and restricted cash classified within assets held for sale	(3,503)	2,539
Net cash and cash equivalents and restricted cash within assets held for sale	-	(1,480)
Cash and cash equivalents and restricted cash – beginning of period	58,154	38,052
Cash and cash equivalents and restricted cash - end of period	$54,651	$39,111

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$30,815	$19,896
Restricted cash	27,339	18,156
Total cash and cash equivalents and restricted cash – beginning of period	$58,154	$38,052

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$26,083	$21,288
Restricted cash	28,568	17,823
Total cash and cash equivalents and restricted cash – end of period	$54,651	$39,111

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,780 in 2025	$10,609	$11,188
Non-cash interest capitalized to real estate under development	-	566
Additions to investment in real estate included in accounts payable and accrued liabilities	2,559	9,206
Non-cash dividend declared	-	4,614

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

As of March 31, 2026, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 below). The Company recorded a loss on impairment of long-lived assets of $33,780 during the three months ended March 31, 2025.

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

For the three months ended March 31, 2026 and 2025, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitled it to 38.0% and 38.0% of the aggregate cash distributions from, and the profits and losses of, the LLCs, respectively.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At March 31, 2026, and December 31, 2025, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio were impaired as of March 31, 2026 and December 31, 2025. On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company recorded a loss on impairment of long-lived assets of $33,780 in the three-month period ended March 31, 2025, on 10 West 65th Street, See Note 10.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three months ended March 31, 2026, and 2025, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company charged revenue in the amount of $477 and $906, respectively, for residential receivables not deemed probable of collection and recognized revenue of $36 and $68, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of March 31, 2026, and December 31, 2025, there were 6,898,987 and 6,156,299 long-term incentive plan ("LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.48 and $6.85 per unit, respectively. As of March 31, 2026, and December 31, 2025, there was $17,125 and $15,678, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of March 31, 2026, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three years.

In March 2026, the Company granted employees and non-employee directors 480,927 and 272,781 LTIP units, respectively, with a weighted-average grant date value of $3.36 per unit. The grants vesting period range from up to one year for those granted to the non-employee directors and from one to 2.5 years to those granted to employees as 2025 bonus and long-term incentive compensation.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of March 31, 2026 and December 31, 2025, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of March 31, 2026 and 2025, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of March 31, 2026, or 2025.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands, except per share amounts)
Numerator
Net loss attributable to common stockholders	$(4,238)	$(13,347)
Less: income attributable to participating securities	(676)	(580)
Subtotal	(4,914)	(13,927)
Denominator
Weighted-average common shares outstanding	16,150	16,147

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.86)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	March 31, 2026	December 31, 2025

Deferred costs	$348	$348
Lease origination costs	1,905	1,842
In-place leases	428	428
Real estate tax abatements	9,143	9,143
Total deferred costs and intangible assets	11,824	11,761
Less accumulated amortization	(6,590)	(6,435)
Total deferred costs and intangible assets, net	$5,234	$5,326

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $35 and $26 for the three months ended March 31, 2026 and 2025, respectively. Amortization of real estate tax abatements of $120 and $120 for the three months ended March 31, 2026 and 2025, respectively, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of March 31, 2026, amortize in future years as follows:

2026	$465
2027	612
2028	586
2029	566
2030	525
Thereafter	2,480
Total	$5,234

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	March 31, 2026	December 31, 2025
Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	57,299	57,733
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
1010 Pacific Street, Brooklyn, NY (g)	9/30/2030	5.73%	84,500	84,500
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR + 2.65%	115,000	115,000
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR + 2.65%	33,000	33,000
Total debt			$1,285,799	$1,286,233
Unamortized debt issuance costs			(7,843)	(8,712)
Total debt, net of unamortized debt issuance costs			$1,277,956	$1,277,521

(a) The $329,000 mortgage note agreement with Flagstar Bank N.A. (formerly New York Community Bank (“NYCB”)(“Flagstar”), entered on May 8, 2020, matures on June 1, 2032, and bears interest at 3.125% through May 2027 and thereafter at the prime rate plus 2.75%, subject to an option to fix the rate. The note requires interest-only payments through May 2027, and monthly principal and interest payments thereafter based on a 30-year amortization schedule. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note prior to the maturity date, subject to certain prepayment premiums, as defined.

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

On March 18, 2025, The Company was notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC, to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125,000 building mortgage loan, an event of default occurred under the $125,000 building mortgage loan. The notice provided that if the 250 Livingston Owner LLC fails to cure the event of default, the lender may, among other things, accelerate the $125,000 building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the 250 Livingston owner LLC or the guarantors. As of May 12, 2025, the Company have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, the Company transferred $6,300 to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that the Company are in default on the $125,000 mortgage loan due to its allegation that the Company, as the guarantor, did not maintain a net worth of not less than $100,000 as of December 31, 2024, as required under the loan agreement. The Company replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided the lender with its own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to the Company concurring with the Company and notifying the Company that they agree that the Company was compliant with the $100 million requirement. On July 28, 2025, the Company was notified by legal counsel for the lender that they alleged that the Company was once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. The Company responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents. The Company believes that, as of March 31, 2026, the Company owed approximately $7,176 in interest, default interest and fees.

On March 25, 2026, the Lender filed a complaint against the Borrower, the Company and the Company’s subsidiary Clipper Realty L.P. due to the Borrower’s defaults under the Note and the other Loan documents. The Plaintiff demanded, among other things, that a receiver be appointed to manage the Property and that the Property and the personal property within the Property be sold and the proceeds be applied to the satisfaction of indebtedness evidenced by the Note and other Loan documents. On April 29, 2026, the court entered an order granting the Lender's demand to appoint a temporary receiver.  Pursuant to the court order, the receiver is authorized to enter into the possession of the Property, to rent or lease any part of the premises, to collect and receive all rents and fees due and unpaid in connection with the premises, and the Company must turn over to the receiver all rents collected from and after the date of the court order..

The Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Loan. There can be no assurance that such Consent and Cooperation Agreement will be consummated.

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

We believe that the Company is not required to establish the foregoing accounts or send such notices to the tenants. However, if the Company is required to establish such accounts and deliver such notices, it could impact our available cash to fund corporate operations and pay dividends and distributions to our stockholders.

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants’ cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”. In April 2025, we and the NYC agreed to the terms of a five-year extension of the expired lease, with an option for the NYC to terminate the lease after two years with a prior six-month notice. NYC has sent the lease to us to sign. On April 22, 2025, we sent the lease to the loan special servicer for approval in accordance with the terms of the loan agreement. On May 21, 2025 the special servicer approved the lease subject to certain conditions. The Company rejected the conditions that amongst other changes required us to change the terms of the cancellation provisions in the lease and make amendments to the loan documents to be in line with the lender’s allegations in the above lawsuit. There can be no assurance that the lease will be approved or finalized. On June 11, 2025, the lender filed an appeal of the denial of the receiver. On June 23, 2025, the Lender filed an amended complaint seeking a declaratory judgment that its conditions for its consent to the lease were reasonable. On July 2, 2025, the lender filed a renewed motion for a temporary receiver. On July 11, 2025, the Company filed an answer with counterclaims, seeking among other things declaratory relief that the lenders conditions are unreasonable for the proposed lease renewal. On July 18, 2025, we filed opposition to the renewed receiver motion. On July 30, 2025, the judge heard arguments on the renewed motion for a temporary receiver. On July 31, 2025, the lender filed a motion to dismiss the Company’s counterclaims. The Company filed opposition on September 30, 2025, and the motion was scheduled for hearing on December 16, 2025. On September 30, 2025, the court denied the Plaintiff’s renewed motion for a receiver. The court ruled, however, that if the City of New York exercises its option to terminate early under the proposed lease extension, the Company will be required to pay $2,000 on the first day of each month thereafter until a total of $10,000 has been accumulated. Under this decision and order, failure of the Company to fund the reserve fund at that time would be grounds for the Lender to submit an order appointing a receiver to the court of endorsement. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 28, 2025, the lender filed a notice of appeal of the court’s decision. On October 27, 2025, the Civil Appeals Management Program("CAMP”) of the Appellate Division, Second Department New York State Court of Appeals conducted a mandatory conference in which the Company and the Plaintiff participated to attempt to reach a settlement of the pending litigation. Another settlement conference took place on November 13, 2025.

On December 24, 2025, the Company entered into the Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle the ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership. The Agreement became effective on December 30, 2025. Pursuant to the Agreement, the Company provided a $10,000 renewal tenant reserve account letter of credit and paid fees of approximately $2,200 to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice the pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025. On March 6, 2026, the Loan was returned to regular servicing.

(d) The $360,000 loan with Deutsche Bank, entered into on February 21, 2018, matures on March 6, 2028, bears interest at 4.506% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the loan prior to the maturity date, subject to a prepayment premium if it occurs prior to December 6, 2027.

(e) The $57.299 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the note prior to the maturity date, subject to a prepayment premium.

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

(g) On August 10, 2021, the Company entered into a group of loans with AIG Asset Management (U.S.), LLC, succeeding a property acquisition loan, providing for maximum borrowings of $52,500 to develop the property. The notes had a 36-month term, bore interest at 30-day LIBOR plus 3.60% (with a floor of 4.1%). The notes were scheduled to mature on September 1, 2024 and could have been extended until September 1, 2026. The Company could have prepaid the unpaid balance of the note within five months of maturity without penalty.

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

The Company incurred no fees or costs as a result of the termination of its loan with Valley the Company incurred approximately $1,700 in closing costs and prepaid interest and set aside approximately $200 is escrow accounts for property taxes, property insurance and rent reserves under the Loan Agreement. The Company received net proceeds of approximately $2,100 from this refinancing at the time of closing.

(h) On December 22, 2021, the Company entered into a $30,000 mortgage note agreement with Bank Leumi, N.A. related to the Dean Street acquisition. The note’s original maturity was December 22, 2022 and was subsequently extended to September 22, 2023. The note required interest-only payments and bears interest at the prime rate (with a floor of 3.25%) plus 1.60%. In April 2022, the Company borrowed an additional $6,985 under the mortgage note in connection with the acquisition of additional parcels of land in February and April 2022.

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

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027, maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.32% at March 31, 2026). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

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

On April 30, 2025, the Company entered into a $10,000 corporate line of credit with Valley National Bank. The line of credit bears interest of Prime + 4.0%. On May 1, 2025, the Company drew $5,000 from the line of credit. On May 2, 2025, the Company repaid the balance with proceeds from the Loans. On April 14, 2026, the Company and Valley National Bank extended the term of the line of credit to April 14, 2027.

On December 24, 2025, the Company issued a $10,000 letter of credit to lenders of the Company’s 141 Livingston Street property.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of March 31, 2026:

2026	$1,298
2027	150,897
2028	416,553
2029	209,571
2030	87,313
Thereafter	420,167
Total	$1,285,799

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of March 31, 2026, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2026	$3,963
2027	5,323
2028	5,378
2029	5,338
2030	5,285
Thereafter	36,069
Total	$61,356

The Company had commercial leases with the City of New York that comprised approximately 11% and 21% of total revenues for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Kings County Court occupied all 206,084 of rentable square feet at 141 Livingston Street subject to hold-over rent provisions in the lease that expired on December 27, 2025. The City of New York lease at 250 Livingston Street was terminated as August 27, 2025.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	March 31, 2026	December 31, 2025

Carrying amount (excluding unamortized debt issuance costs)	$1,285,799	$1,286,233
Estimated fair value	$1,265,337	$1,267,698

7. Commitments and Contingencies

Legal

On July 3, 2017, the Supreme Court of the State of New York (the “Court”) ruled in favor of 41 present or former tenants of apartment units at the Company’s buildings located at 50 Murray Street and 53 Park Place in Manhattan, New York (the Tribeca House property), who brought an action (the “Kuzmich” case) against the Company alleging that they were subject to applicable rent stabilization laws with the result that rental payments charged by the Company exceeded amounts permitted under these laws because the buildings were receiving certain tax abatements under Real Property Tax Law (“RPTL”) 421-g. The Court also awarded the plaintiffs- tenants their attorney’s fees and costs. After various court proceedings and discussions from 2018-2022, on March 4, 2022 the court issued a ruling, finalized on May 9, 2022, on the rent overcharges to which the plaintiffs are entitled. While the court ruled that the overcharges to which the plaintiffs are entitled total $1.2 million, the court agreed with the Company’s legal arguments that rendered the overcharge liability lower than it could have been, and therefore the Company did not appeal the ruling. On June 23, 2022, the court ruled that the plaintiffs are entitled to attorneys’ fees incurred through February 28, 2022, in the amount of $0.4 million. The only remaining outstanding issues of which the Company is aware relate to the proper form of rent-stabilized renewal leases for the six plaintiffs who remain as tenants in the building. The parties are seeking judicial intervention to resolve this remaining issue. On July 17, 2023, a hearing was held at which the Judicial Hearing Officer (“JHO”) determined five (5) of the tenant’s lease renewal amounts, term and form. The amount of the lease renewal concerning the sixth plaintiff was made on August 28, 2023. At this time the Company is awaiting the execution and return of all the lease renewals. On June 14, 2024, the Court amended its August 28, 2023 decision, holding that no renewal lease had been entered into by one of the remaining tenants (Navascues) who claimed to have entered into a renewal lease at a preferential rent. On July 20, 2024, Plaintiff filed a notice of appeal from the June 14, 2024 decision. On August 13, 2024, the JHO issued a Determination awarding attorneys’ fees to plaintiffs’ attorneys in the amount of $13 for the Kuzmich matter. On December 31, 2024, the Company filed a notice of appeal from the August 13, 2024 JHO determination. The Company is preparing to comply with the JHO’s Determinations regarding renewal leases, overcharge payments and payment of attorneys’ fees. The matter is currently pending.

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

As a result of the March 4 and May 9, 2022 decisions which established the probability and ability to reasonably compute amounts owed to tenants for all the cases, the Company recorded a charge for litigation settlement and other of $2,700 in the consolidated statements of operations during the three months ended December 31, 2021 comprising rent overcharges, interest and legal costs of plaintiff’s counsel. The Company paid $2,300 to the plaintiffs related to the Kuzmich case during the three months ended December 31, 2022 and $400 related to the Crowe case during the three months ended December 31, 2023.

Based on the JHO determinations made in 2024, the Company accrued an additional $175 for the plaintiffs and $94 for attorney fees.

On October 15, 2021, Rodney Sanchez (“Plaintiff”) filed a Class and Collective Action Complaint (the “Complaint”) against and the Company and certain of its affiliates and Clipper Equity LLC (collectively, the “Defendants”) in the United States District Court for the Southern District of New York. The Plaintiff alleged that he was jointly employed by the Defendants and that the Defendants: (a) failed to pay Plaintiff and similarly situated employees overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”); (b) failed to pay Plaintiff and similarly situated employees for training sessions in violation of the FLSA and NYLL; (c) failed to pay Plaintiff and similarly situated employees on a timely basis in violation of NYLL; and (d) failed to provide Plaintiff and similarly situated employees with wage statements and wage notices as required by NYLL. On February 24, 2026, the court granted both summary judgment in favor of the Plaintiffs and class certification for 22 buildings. The Company has appealed against the judgement to the Second Circuit Court of Appeals. The Company and the Plaintiff attended a mediation session on April 13, 2026. As a result of the court rulings and the discussions held during the mediation session, the Company has determined that a loss is probable and has reserved $3,600 for the Company’s estimated share of the Defendants’ loss and legal fees.  The Defendants are finalizing a settlement agreement with the Plaintiffs. However, there can be no assurance that an agreement will be reached, and if the agreement is finalized the loss may be a higher under the final agreement.

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

On March 20, 2025, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain pass-through certificates issued by trusts that are the holders of the promissory mortgage notes secured by the 141 Livingston Street property, referred to as "Plaintiff,” filed a lawsuit against the Borrower, as well as us and our Operating Partnership subsidiary, as guarantors, in the Supreme Court of the State of New York. Plaintiff demands, among other things, that (i) the 141 Livingston Street property be sold and the Plaintiff be paid the amounts due under the loan agreement, with interest thereon to the time of such payment, together with, among other items, the expenses of the sale, Plaintiff’s attorneys’ fees; (ii) Plaintiff be paid all rents and revenues of the 141 Livingston Street property as they become due and payable; (iii) a receiver be appointed to manage the 141 Livingston Street property, with power among other things to demand and recover payment from anyone who has received a distribution from 141 Borrower after any event of default; (iv) Plaintiff have such other and further relief as may be just and equitable; (v) guarantors pay to Plaintiff the amount of any losses or damages suffered or incurred by Plaintiff as the court may determine to be just and equitable and amounts owed under the guaranty. We believe that the claims set forth in this complaint are without merit and intend to vigorously defend against this lawsuit. On April 7, 2025, we filed an Affirmation in opposition to the motion of the Plaintiff for the appointment of a receiver and in support of defendants’ cross motion to dismiss the action and cancel notice of pendency with the Supreme Court of the State of New York, County of Kings. A hearing on the motions was scheduled for April 8, 2025, but it was adjourned until May 6, 2025. The Plaintiff submitted additional filings on April 29, 2025, and we submitted our replies on May 6, 2025. On May 13, 2025, the Court denied (i) the Plaintiff’s motion to appoint a receiver to manage the 141 Livingston Street property, "as Plaintiff’s likelihood of ultimately prevailing on its claims herein appears remote” and (ii) the Company’s cross motion to dismiss the lawsuit, "as Plaintiff’s contentions do raise a question of fact”.

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

On March 25, 2026, Wells Fargo Bank. National Association, as trustee for the benefit of the registered holders of GS Mortgage Securities Trust 2019-GC40, commercial mortgage pass through certificates, series 2019-GC40 and the Pooled RR Interest owner (the “Lender” and the “Plaintiff”) the lender for the 250 Livingston Street (the “Property”) mortgage note (the “Note”) filed a complaint against 250 Livingston Owner LLC (the “Borrower”), the Company and the Company’s subsidiary Clipper Realty L.P. in the Kings County Supreme Court due to the Borrower’s defaults under the Note and the other Loan documents. The Plaintiff demanded, among other things, that a receiver be appointed to manage the Property and that the Property and the personal property within the Property be sold and the proceeds be applied to the satisfaction of indebtedness evidenced by the Note and other Loan documents. On April 29, 2026, the court entered an order granting the Lender's demand to appoint a temporary receiver.  Pursuant to the court order, the receiver is authorized to enter into the possession of the Property, to rent or lease any part of the premises, to collect and receive all rents and fees due and unpaid in connection with the premises, and the Company must turn over to the receiver all rents collected from and after the date of the court order.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount of up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). Through March 31, 2026, the Company incurred approximately $23,000 on capital improvements required under the HRMLA.

On December 24, 2025, the Company issued a $10,000 irrevocable standby letter of credit with Valley National Bank, NA, to the benefit of Midland Loan Services as Master Servicer for Wells Fargo Bank, National Association, as trustee, to settle the litigation related to our 141 Livingston property (see footnote 7 above). The letter of credit expires on December 24, 2026, but will be automatically extended annually for a one-year period until April 7, 2032, the date of the mortgage loan expiration on 141 Livingston Street.). Midland Loan Services may draw on the loan in accordance with the Loan Modification Agreement described above.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended March 31, 2026	16%	84%	100%
Three months ended March 31, 2025	25%	75%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $60 and $58 for the three months ended March 31, 2026, and 2025 respectively. The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(117) and $(47) for the three months ended March 31, 2026, and 2025,

On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and Iron Hound Management Company LLC (“Iron Hound”), whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors. 141 Livingston Owner LLC, engaged Ironhound to assist in negotiating a settlement to its litigation related to mortgage loan, see Note 7 above. During the three months ended March 31, 2026, The Company paid Ironhound $500 for its services, The payment had been accrued and was included in the Consolidated Statement of Operations for the year ended December 31, 2025. The arrangement was approved by an independent committee of the Company’s board of directors.

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

Three months ended March 31, 2026	Commercial	Residential	Total
Rental income	$6,211	$31,904	$38,115
Total revenues	6,211	31,904	38,115
Property operating expenses	1,209	9,121	10,330
Real estate taxes and insurance	3,125	4,572	7,697
General and administrative	867	3,240	4,107
Depreciation and amortization	1,575	6,404	7,979
Total operating expenses	6,776	23,337	30,113
Litigation Settlement and other	-	(3,600)	(3,600)
Income (Loss) from operations	$(565)	$4,967	$4,402
Interest Expense	(4,141)	(11,405)	(15,546)
Income (Loss)	$(4,706)	$(6,438)	$(11,144)

Three months ended March 31, 2025	Commercial	Residential	Total
Rental income	$10,208	$29,190	$39,398
Total revenues	10,208	29,190	39,398
Property operating expenses	1,360	8,751	10,111
Real estate taxes and insurance	2,963	4,664	7,627
General and administrative	694	3,131	3,825
Depreciation and amortization	1,527	6,109	7,636
Impairment of Long-Lived Assets	-	33,780	33,780
Total operating expenses	6,544	56,435	62,979
Income (Loss) from operations	$3,664	$(27,245)	$(23,581)
Interest Expense, Net	(2,492)	(9,030)	(11,522)
Income (Loss)	$1,172	$(36,275)	$(35,103)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
March 31, 2026	$305,040	$920,956	$1,225,996
December 31, 2025	307,926	$926,393	$1,234,319

The Company’s capital expenditures, including acquisition by segment for the three months ended March 31, 2026 and 2025, is as follows:

Three months ended March 31,	Commercial	Residential	Total
2026	$118	$2,283	$2,402
2025	634	$10,647	$11,281

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

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 on the Company’s consolidated statement of operations for the three months ended March 31, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45,500 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 1 for details of the completion of transaction to dispose of the long-lived assets.

11. Subsequent Events

Subsequent to March 31, 2026, the Board of Directors declared a first quarter dividend of $0.095 per share, to stockholders of record on May 26, 2026, payable June 4, 2026.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in Part I-Item 1 of this Form 10-Q, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements” in this Form 10-Q.

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

As of March 31, 2026, the Company owned:

•	two neighboring residential/retail rental properties at 50 Murray Street and 53 Park Place in the Tribeca neighborhood of Manhattan;

•	one residential property complex in the East Flatbush neighborhood of Brooklyn consisting of 59 buildings;

•	two primarily commercial properties in Downtown Brooklyn (one of which includes 36 residential apartment units);

•	one residential/retail rental property at 1955 1st Avenue in Manhattan;

•	one residential rental property at 107 Columbia Heights in the Brooklyn Heights neighborhood of Brooklyn;

•	one residential rental property at 1010 Pacific Street in the Prospect Heights neighborhood of Brooklyn; and

•	one residential rental property at 953 Dean Street, in the Prospect Heights neighborhood of Brooklyn.

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 above). The Company recorded a loss on the disposal of long-lived assets of $685 in conjunction with closing of the sale in the second quarter of 2025, after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025.

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

Trends

During the first quarter of 2026, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at March 31, 2026, was $89.64, up from $83.03 at March 31, 2025. At the Flatbush Gardens property, average residential rent per square foot at March 31, 2026 was $32.67, up from $30.80 at March 31, 2025. At the Clover House property, average residential rent per square foot at March 31, 2026 was $90.44, up from $86.74 at March 31, 2025.

As of March 31, 2026, the Company’s office property 250 Livingston Street was vacant as the City of New York vacated as of August 23, 2025. The Company is currently seeking new tenants to replace the City of New York. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Until a new tenant is located, the Company expects to lose approximately $16,000 per annum in combined rental income and property tax and common area maintenance reimbursements and the property will not be able to fund its debt service.

Additionally, our lease with the City of New York at 141 Livingston expired in December 2025, although the City of New York continues to occupy its office space and pays its rent in accordance with the terms of the expired lease. The Company and the City of New York are negotiating the terms of a five-year extension of their expired lease. There can be no assurance that the negotiations will conclude with an agreement, and the Company is at risk of not replacing the City of New York as its tenant or not being able to replace it at comparable rents. See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the first three months of 2026 and all of 2025, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of March 31, 2026, was approximately 4.2% per annum.

Results of Operations

Our focus throughout 2025 and year-to-date 2026 has been to manage our properties to optimize revenues and control costs, while continuing to renovate and reposition certain properties. The discussion below highlights the specific properties contributing to the changes in the results of operations and focuses on the properties that were in operation for the full period in each comparison and excludes the results of 10 West 65th Street due to its sale on May 30, 2025, and 953 Dean Street which was put into service on August 1, 2025.

Income Statement for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	2026	10 West: 65thStreet & Dean Street	2026: Excluding 10 West 65th Street & Dean Street	2025	10 West: 65th Street & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$31,904	$1,703	$30,201	$29,190	$1,070	$28,120	$2,081	7.4%
Commercial rental income	6,211	5	6,206	10,208	3	10,205	(3,999)	(39.2)%
Total revenues	38,115	1,708	36,407	39,398	1,073	38,325	(1,918)	(5.0)%
Operating Expenses
Property operating expenses	10,330	303	10,027	10,111	200	9,911	116	1.2%
Real estate taxes and insurance	7,697	152	7,545	7,627	278	7,349	196	2.7%
General and administrative	4,107	160	3,947	3,825	118	3,707	240	6.5%
Depreciation and amortization	7,979	673	7,306	7,636	290	7,346	(40)	(0.5)%
Impairment of Long-Lived Assets	—	—	—	33,780	33,780	—	—	—
Total operating expenses	30,113	1,288	28,825	62,979	34,666	28,313	512	1.8%
Litigation settlement and other	(3,600)	—	(3,600)	—	—	—	(3,600)	100%
Income from operations	4,402	420	3,982	(23,581)	(33,593)	10,012	(6,030))	(60.2)%
Interest expense, net	(15,546)	(2,763)	(12,783)	(11,522)	(558)	(10,964)	(1,819)	(16.6)%
Net loss	$(11,144)	$(2,343)	$(8,801)	$(35,103)	$(34,151)	$(952)	$(7,849)	(824.5)%

Revenue. Residential rental income increased to $30,201 for the three months ended March 31, 2026, from $28,120 for the three months ended March 31, 2025, primarily due to increases in rental rates and leased occupancy at all properties in 2026 and slightly lower bad debt expense. For example, The average rental rate per square foot at the Tribeca House property at March 31, 2026, was $89.64, up from $83.03 at March 31, 2025. At the Flatbush Gardens property, average residential rent per square foot at March 31, 2026 was $32.67, up from $30.80 at March 31, 2025. At the Clover House property, average residential rent per square foot at March 31, 2026 was $90.44, up from $86.74 at March 31, 2025.

Commercial rental income decreased to $6,206 for the three months ended March 31, 2026, from $10,205 for the three months ended March 31, 2025 due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $10,027 for the three months ended March 31, 2026, from $9,911 for the three months ended March 31, 2025, primarily due to higher repairs and maintenance and utilities expenses partially offset by lower payroll, legal costs and supplies.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,545 for the three months ended March 31, 2026, from $7,349 for the three months ended March 31, 2025, primarily due to slightly increased real estate taxes across the portfolio.

General and administrative. General and administrative expenses increased to $3,947 for the three months ended March 31, 2026, from $3,707 for the three months ended March 31, 2025, primarily due to the accrual of various fees related to our default on the 250 Livingston building.

Depreciation and amortization. Depreciation and amortization expense decreased to $7,306 for the three months ended March 31, 2026, from $7,346 for the three months ended March 31, 2025.

Litigation Settlement and other. Litigation settlement and other increased to $3,600 for the three months ended March 31, 2026, from $0 for the three months ended March 31, 2025, due to the accrual of a loss reserve on the Sanchez litigation case.

Interest expense, net. Interest expense, net, increased to $12,783 for the three months ended March 31, 2026, from $10,964 for the three months ended March 31, 2025 primarily as a result of the Company accruing default interest on the 250 Livingston loan.

Net loss. As a result of the foregoing, net loss increased to $8,801 for the three months ended March 31, 2026, from $952 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $1,285,799 of indebtedness, net of unamortized issuance costs, secured by our properties, $26,083 of cash and cash equivalents, and $28,568 of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings. The Company sold its property at 10 West 65th Street during the year ended December 31, 2025, and was able to net approximately $13,000 in proceeds from such sale. Additionally, the Company refinanced its existing construction loan at its Dean Street property with a maximum of $160,000 bridge loan, of which $141,750 was drawn at closing, an additional $6,250 was subsequently drawn and the Company may potentially draw additional amounts that can be used for general corporate purposes.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On February 24, 2026, the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,712 paid on March 19, 2026. During the three months ended March 31, 2026 and 2025, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,712 and $4,614, respectively.

Cash Flows for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities	$3,568	$6,676
Investing activities	(1,925)	(9,680)
Financing activities	(5,146)	5,543

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025, were as follows:

Net cash flow provided by operating activities was $3,568 for the three months ended March 31, 2026, compared to $6,676 for the three months ended March 31, 2025, primarily due to the Company having less cash collections at our commercial rental properties as a result the 250 Livingston vacancy described above.

Net cash used by investing activities was $1,925 for the three months ended March 31, 2026, compared to $9,680 used for the three months ended March 31, 2025. The decrease was primarily due to decreased capital spending at the Dean Street development as it was completed in 2025.

Net cash used by financing activities was $5,146 for the three months ended March 31, 2026, compared to ($5,543) provided by financing activities for the three months ended March 31, 2025. Cash was used in the three months ended March 31, 2026, primarily by dividends and distributions of $4,712 and loan amortization payments of $434. Cash was provided in the three months ended March 31, 2025, by $6,371 borrowings related to the Dean Street property development, partially offset by $578 of loan amortization payments and loan issuance costs of $250

Income Taxes

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
FFO
Net loss	$(11,144)	$(35,103)
Real estate depreciation and amortization	7,979	7,636
FFO	$(3,165)	$(27,467)

AFFO
FFO	$(3,165)	$(27,467)
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	(197)	22
Amortization of debt origination costs	869	457
Amortization of LTIP awards	1,086	1,143
Impairment of long lived assets	—	33,780
Litigation settlement and other	3,600
Recurring capital spending	(60)	(35)
AFFO	$2,253	$8,020

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA
Net loss	$(11,144)	$(35,103)
Real estate depreciation and amortization	7,979	7,636
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	(197)	22
Amortization of LTIP awards	1,086	1,143
Interest expense, net	15,546	11,522
Impairment of long-lives assets	—	33,780
Litigation settlement and other	3,600	—
Adjusted EBITDA	$16,990	$19,120

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
NOI
Income from operations	$4,402	$(23,581)
Real estate depreciation and amortization	7,979	7,636
General and administrative expenses	4,107	3,825
Amortization of real estate tax intangible	120	120
Straight-line rent adjustments	(197)	22
Impairment of long -lived assets	—	33,780
Litigation settlement and other	3,600	—
NOI	$20,011	$21,802

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the three months ended December 31, 2025.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” of our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

A one percent change in interest rates on our $148.0 million of variable rate debt as of March 31, 2026, would impact annual net loss by approximately $1.5 million.

At March 31, 2026, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,285.8 million and $1,267.7 million as of March 31, 2026 and December 31, 2025, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of March 31, 2026, and there have been no material changes to those risk factors for the three months ended March 31, 2026 except for the following updates:

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of March 31, 2026, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, (i) occupied all 206,084 of rentable square feet at 141 Livingston Street, subject to hold-over rent provisions in the lease that expired on December 27, 2025 and (ii) terminated its lease and vacated all 342,496 rentable square feet of commercial space at our 250 Livingston Street effective August 23, 2025. . Our commercial leases with the City of New York comprised approximately 11% and 21% of total revenues for the three months ended March 31, 2026 and 2025, respectively. We are also subject to covenants covering these leases in our loan agreements related to our commercial office properties located at 250 Livingston Street and 141 Livingston Street. See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for information related to 141 Livingston Street property and 250 Livingston Street property.

As of February 23, 2024, The City of New York, a municipal corporation acting through the Department of Citywide Administrative Services ("NYC”), notified us of its intention to terminate its lease at 250 Livingston Street effective August 23, 2025, and they vacated the space on that date. The lease generally provided for rent payments in the amount of $15.4 million per annum.

Our subsidiary, 250 Livingston Owner LLC (“Borrower”), entered into the Loan Agreement, dated as of May 31, 2019 (the “Loan Agreement”), with Citi Real Estate Funding Inc., related to a loan in the principal amount of $125 million (the “Loan”). The Loan is evidenced by certain promissory notes (the “Notes”) and secured by our 250 Livingston Street property in Brooklyn, New York (the “Property”). We and our Operating Partnership serve as guarantors of certain obligations under the Loan.

On March 25, 2026, the Lender filed a complaint against the Borrower, the Company and the Company’s subsidiary Clipper Realty L.P. due to the Borrower’s defaults under the Notes and the other Loan documents. The Plaintiff demanded, among other things, that a receiver be appointed to manage the Property and that the Property and the personal property within the Property be sold and the proceeds be applied to the satisfaction of indebtedness evidenced by the Notes and other Loan documents. On April 29, 2026, the court entered an order granting the Lender's demand to appoint a temporary receiver.  Pursuant to the court order, the receiver is authorized to enter into the possession of the Property, to rent or lease any part of the premises, to collect and receive all rents and fees due and unpaid in connection with the premises, and the Company must turn over to the receiver all rents collected from and after the date of the court order..

The Company is in the process of negotiating a Consent and Cooperation Agreement with the Lender for the sale of the Loan. There can be no assurance that such Consent and Cooperation Agreement will be consummated.

We have been unable to replace the NYC as a tenant, and, even if we enter into the Consent and Cooperation Agreement with the Lender, we may continue to be unable to replace the NYC with other commercial tenants at comparable rent rates or at all, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

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

CLIPPER REALTY INC.

May 14, 2026	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer