Form 10-Q
period 2026-06-30
Clipper Realty Inc.
filed 2026-08-06
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, there were 16,157,566 shares of the Registrant’s Common Stock outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for Clipper Realty Inc. (the “Company”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “continue,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	our defaults under the mortgage loan secured by our 250 Livingston Street property and the resulting appointment of a temporary receiver for that property, and the Lender's right at the end of the marketing period under the Consent and Cooperation Agreement to foreclose on the property or to take a deed to the property in lieu of foreclosure, each of which could have a material adverse effect on us, including our financial condition, results of operations and cash flow;

●	our dependency on a commercial lease with agencies of the City of New York, as a single government tenant at our 141 Livingston Street property, which lease expired on December 27, 2025 and under which the City of New York continues to occupy the space and pay holdover rent, and our inability to finalize the previously agreed five-year extension of that lease or otherwise to replace the City of New York as a tenant at rent rates comparable to those in the expired lease could have a material adverse effect on us, including our financial condition, results of operations and cash flow;

●	the impact of the increase in inflation in the United States which could increase the cost of acquiring, replacing and operating our properties;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$559,419	$559,419
Building and improvements	841,333	836,437
Tenant improvements	6,475	6,386
Furniture, fixtures and equipment	13,912	13,684
Total investment in real estate	1,421,139	1,415,926
Accumulated depreciation	(282,910)	(266,976)
Investment in real estate, net	1,138,229	1,148,950
Cash and cash equivalents	37,702	30,815
Restricted cash	24,873	27,339
Tenant and other receivables, net of allowance for doubtful accounts of $296 and $317, respectively	5,641	8,676
Deferred rent	2,540	2,067
Deferred costs and intangible assets, net	5,152	5,326
Prepaid expenses and other assets	6,601	11,146
TOTAL ASSETS	$1,220,738	$1,234,319

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $7,178 and $8,712, respectively	$1,280,048	$1,277,521
Accounts payable and accrued liabilities	25,255	18,092
Security deposits	10,007	9,519
Other liabilities	10,821	9,941
TOTAL LIABILITIES	1,326,131	1,315,073
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,157,566 and 16,146,546 shares issued and outstanding, at June 30, 2026, and December 31, 2025, respectively	160	160
Additional paid-in-capital	90,983	90,677
Accumulated deficit	(131,234)	(121,543)
Total stockholders’ equity (deficit)	(40,091)	(30,706)
Non-controlling interests	(65,302)	(50,048)
TOTAL EQUITY (DEFICIT)	(105,393)	(80,754)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,220,738	$1,234,319

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Residential rental income	$32,222	$29,054	$64,126	$58,244
Commercial rental income	6,353	9,982	12,564	20,190
TOTAL REVENUES	38,575	39,036	76,690	78,434

OPERATING EXPENSES
Property operating expenses	9,272	9,561	19,602	19,672
Real estate taxes and insurance	7,429	7,518	15,126	15,145
General and administrative	4,253	3,819	8,360	7,644
Transaction pursuit costs	-	(10)	-	(10)
Depreciation and amortization	8,023	7,314	16,002	14,950
Loss on impairment of Long-Lived Assets	-	-	-	33,780
TOTAL OPERATING EXPENSES	28,977	28,202	59,090	91,181

Litigation settlement and other	(209)	(26)	(3,809)	(26)

INCOME (LOSS) FROM OPERATIONS	9,389	10,808	13,791	(12,773)

Loss on disposal of long-lived assets	-	(685)	-	(685)
Interest expense, net	(15,654)	(11,479)	(31,200)	(23,001)

Net loss	(6,265)	(1,356)	(17,409)	(36,459)

Net loss attributable to non-controlling interests	3,882	840	10,788	22,596
Net loss attributable to common stockholders	$(2,383)	$(516)	$(6,621)	$(13,863)

Basic and diluted net loss per share	$(0.19)	$(0.07)	$(0.49)	$(0.93)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2025	16,146,546	$160	$90,677	$(121,543)	$(30,706)	$(50,048)	$(80,754)
Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	11,020	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,177)	(4,712)
Net loss	—	—	—	(4,238)	(4,238)	(6,906)	(11,144)
Reallocation of noncontrolling interests	—	—	142	—	142	(142)	—
Balance March 31, 2026	16,157,566	$160	$90,819	$(127,316)	$(36,337)	$(59,187)	$(95,524)

Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,155)	(4,690)
Net loss	—	—	—	(2,383)	(2,383)	(3,882)	(6,265)
Reallocation of noncontrolling interests	—	—	164	—	164	(164)	—
Balance June 30, 2026	16,157,566	$160	$90,983	$(131,234)	$(40,091)	$(65,302)	(105,393)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)
Amortization of LTIP grants	—	—	—	—	—	1,078	1,078
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(516)	(516)	(840)	(1,356)
Reallocation of noncontrolling interests	—	—	190	—	190	(190)	—
Balance June 30, 2025	16,146,546	$160	$90,342	$(112,438)	$(21,936)	$(35,760)	$(57,696)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,409)	$(36,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,934	14,900
Amortization of deferred financing costs	1,737	914
Amortization of deferred costs and intangible assets	309	291
Loss on Impairment of long-lived assets	-	33,780
Loss on disposal of long-lived asset	-	685
Deferred rent	(473)	59
Stock-based compensation	2,172	2,221
Bad debt (recovery) expense	(10)	50
Changes in operating assets and liabilities:
Tenant and other receivables	2,955	(1,524)
Prepaid expenses, other assets and deferred costs	4,503	(1,411)
Accounts payable and accrued liabilities	6,917	2,251
Security deposits	488	24
Other liabilities	876	(737)
Net cash provided by operating activities	17,999	15,044

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(4,964)	(25,425)
Proceeds from sale of real estate, net	-	43,489
Purchase of interest rate caps	-	(97)
Net cash provided (used) in investing activities	(4,964)	17,967

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(1,009)	(163,224)
Proceeds from mortgage notes	2,000	165,188
Dividends and distributions	(9,402)	(9,228)
Loan issuance and extinguishment costs	(203)	(2,961)
Net cash provided (used) by financing activities	(8,614)	(10,225)

Net increase in cash and cash equivalents and restricted cash	4,421	22,786
Cash and cash equivalents and restricted cash – beginning of period	58,154	38,052
Cash and cash equivalents and restricted cash - end of period	$62,575	$60,838

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$30,815	$19,896
Restricted cash	27,339	18,156
Total cash and cash equivalents and restricted cash – beginning of period	$58,154	$38,052

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$37,702	$32,029
Restricted cash	24,873	28,809
Total cash and cash equivalents and restricted cash – end of period	$62,575	$60,838

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $2,780 in 2025	$23,213	$23,927
Non-cash interest capitalized to real estate under development	-	1,913
Additions to investment in real estate included in accounts payable and accrued liabilities	2,331	2,621

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

As of June 30, 2026, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

For the three months ended June 30, 2026, and 2025, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 38.0%, respectively, of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At June 30, 2026, and December 31, 2025, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio were impaired as of June 30, 2026 and December 31, 2025. On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company recorded a loss on impairment of long-lived assets of $33,780 in the three-month period ended June 30, 2026, on 10 West 65th Street, See Note 10.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and six months ended June 30, 2026, and 2025, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company charged revenue in the amount of $1,061 and $985, respectively, for residential receivables not deemed probable of collection and recognized revenue of $30 and $23, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

For the six months ended June 30, 2026 and 2025, the Company charged revenue in the amount of $1,537 and $1,892, respectively, for residential receivables not deemed probable of collection and recognized revenue of $65 and $91, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of June 30, 2026, and December 31, 2025, there were 6,898,987 and 6,156,860 long-term incentive plan ("LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.48 and $6.84 per unit, respectively. As of June 30, 2026, and December 31, 2025, there was $16,039 and $15,678, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of June 30, 2026, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately three years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of June 30, 2026 and December 31, 2025, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of June 30, 2026 and 2025, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of June 30, 2026, or 2025.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(2,383)	$(516)	$(6,621)	$(13,863)
Less: income attributable to participating securities	(655)	(580)	(1,332)	(1,160)
Subtotal	$(3,038)	$(1,096)	$(7,953)	$(15,023)
Denominator
Weighted-average common shares outstanding	16,158	16,147	16,154	16,147

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.07)	$(0.49)	$(0.93)

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This ASU amends the existing requirements to allow individual forecasted transactions to be hedged in a group if they have similar risk exposure and introduces an alternative model for the application of hedge accounting to cash flow hedges of forecasted interest payments on choose-your-rate ("CYR") debt instruments. Further, the ASU permits an entity to designate a variable price component of a forecasted purchase or sale of a nonfinancial asset if the component is clearly and closely related to the nonfinancial asset being purchased or sold. ASU 2025-09 is effective for all entities for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	June 30, 2026	December 31, 2025

Deferred costs	$348	$348
Lease origination costs	1,977	1,842
In-place leases	428	428
Real estate tax abatements	9,143	9,143
Total deferred costs and intangible assets	11,896	11,761
Less accumulated amortization	(6,744)	(6,435)
Total deferred costs and intangible assets, net	$5,152	$5,326

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $34 and $25 for the three months ended June 30, 2026 and 2025, respectively, and $68 and $51 for the six months ended June 30, 2026 and 2025, respectively; Amortization of real estate tax abatements of $121 and $121 for the three months ended June 30, 2026 and 2025, respectively, and $241 and $241 for the six months ended June 30, 2026 and 2025, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of June 30, 2026, amortize in future years as follows:

2026	$312
2027	619
2028	602
2029	573
2030	540
Thereafter	2,506
Total	$5,152

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	June 30, 2026	December 31, 2025
Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	56,726	57,733
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
1010 Pacific Street, Brooklyn, NY (g)	9/30/2030	5.73%	84,500	84,500
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR +2.65%	115,000	115,000
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR +2.65%	35,000	33,000
Total debt			$1,287,226	$1,286,233
Unamortized debt issuance costs			(7,178)	(8,712)
Total debt, net of unamortized debt issuance costs			$1,280,048	$1,277,521

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

On March 18, 2025, The Company was notified by legal counsel to the servicer for the loan related to the 250 Livingston Street property that, due to the failure of our subsidiary, 250 Livingston Owner LLC (the “Borrower”), to cause all revenue generated by the 250 Livingston Street property to be deposited into the cash management account as required by the loan agreement related to the $125,000 building mortgage loan, an event of default occurred under the $125,000 building mortgage loan. The notice provided that if the Borrower fails to cure the event of default, the Wells Fargo Bank, National Association, as trustee for the GS Mortgage Securities Trust 2019-GC40 securitization, as the lender (the “Lender”)  may, among other things, accelerate the $125,000 building mortgage loan and demand all amounts owing to the lender to be immediately payable, institute proceedings for the foreclosure of all liens securing the loan and sell the 250 Livingston Street Property, or file a lawsuit against the Borrower or the Company and its operating subsidiary, Clipper Realty L.P., as guarantors (the “Guarantors”). As of May 12, 2025, the Company have complied with the lender’s requirement to have the deposits made by all tenants deposited directly into the cash management account. On May 8, 2025, the Company transferred $6,300 to the cash management account to cover amounts owed prior to the activation of the cash management account. On May 15, 2025, legal counsel for the lender notified us that they allege that the Company are in default on the $125,000 mortgage loan due to its allegation that the Company, as the Guarantor, did not maintain a net worth of not less than $100,000 as of December 31, 2024, as required under the loan agreement. The Company replied to the lender disputing such calculation and alleging that the lender did not calculate net worth in a reasonable manner and provided the lender with its own calculation of net worth that shows a net worth in excess of the required amount. On May 28, 2025, the lender replied to the Company concurring with the Company and notifying the Company that they agree that the Company was compliant with the $100 million requirement. On July 28, 2025, the Company was notified by legal counsel for the lender that they alleged that the Company was once again in default for failure to remit all revenue derived from 250 Livingston into the cash management account. The Company responded by disputing the allegations in May 8, 2025, letter and noting all rents from the tenants have been deposited into the cash management account.

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

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents. The Company believes that, as of June 30, 2026, the Company owed approximately $9,550 in interest, default interest and fees.

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

Effective as of June 4, 2026 (the “Effective Date”, the Borrower, the Guarantors and the Lender entered into a Consent and Cooperation Agreement (the “Agreement”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and ending 45 days thereafter (the “Marketing Period”) subject to extension at the Lender’s sole discretion. At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure.  As of August 6th, 2026 the Lender has not taken any such actions. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan.

(c) The $100,000 mortgage note agreement with Citi Real Estate Funding Inc., entered into on February 18, 2021 matures on March 6, 2031, bears interest at 3.21% and requires interest-only payments for the entire term. The Company has the option to prepay all (but not less than all) of the unpaid balance of the note within three months of maturity, without a prepayment premium.

The 141 Livingston Street lease expired on December 27, 2025. The Company and City of New York are continuing to work through the finalizing of a previously agreed five-year extension of its expired lease. There can be no assurance that the negotiations will conclude with an agreement. The expired lease at 141 Livingston Street provided for $10,300 in rent per annum. The City of New York continues to occupy the space and is paying holdover rent in accordance with the terms of the expired lease which are the same as those in the final term of the expired lease.

If we are unable to finalize the agreement, we would be at risk of not being able to replace NYC as a tenant, leasing the space below the current rates, incurring costs to improve the space or offering other inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

On October 28, 2024, we received notice that, as of October 7, 2024, the servicing of the mortgage notes was transferred to a special servicer (the "Special Servicer”) due to our alleged failure to make certain required payments under the loan agreement, including, but not limited to, a $10,000 reserve deposit starting on July 7, 2024.

On December 24, 2025, the Company entered into a Loan Modification Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of certain commercial mortgage pass-through certificates related to the Loan (collectively, the “Lender”), to settle ongoing litigation between the Lender, the Borrower, the Company and the Operating Partnership related primarily to the above-mentioned alleged failure to establish a $10,000 reserve in connection with the 5-year extension of the expired NYC lease. The Agreement became effective on December 30, 2025. [See Note 7 for additional information regarding this lawsuit.]. Pursuant to the Agreement, the Company provided a $10,000 renewal tenant reserve account letter of credit and paid fees of approximately $2,200 to the special servicer and to counsel to the Lender, the Lender waived its claimed late charges and default interest, agreed to dismiss with prejudice pending foreclosure actions, and approved the previously submitted five-year lease extension with the Property’s New York City tenant effective December 28, 2025. On March 6, 2026, the Loan was returned to regular servicing from special servicing.

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

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027, maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.27% at June 30, 2026). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

Subsequent to the loan closing the Company drew an additional $8,250 from the Mezzanine Loan.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of June 30, 2026:

2026	$724
2027	152,897
2028	416,554
2029	209,571
2030	87,313
Thereafter	420,167
Total	$1,287,226

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of June 30, 2026, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2026	$2,889
2027	5,638
2028	5,693
2029	5,652
2030	5,661
Thereafter	40,519
Total	$66,052

The Company has commercial leases with the City of New York that comprised approximately 11% and 21% of total revenues for the three months ended June 30, 2026 and 2025, respectively, and 11% and 21% of total revenues for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Kings County Court occupied all 206,084 of rentable square feet at 141 Livingston Street subject to hold-over rent provisions in the lease that expired on December 27, 2025. The City of New York lease at 250 Livingston Street was terminated as August 27, 2025.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	June 30, 2026	December 31, 2025

Carrying amount (excluding unamortized debt issuance costs)	$1,287,225	$1,286,233
Estimated fair value	$1,265,119	$1,267,698

7. Commitments and Contingencies

Legal

On October 15, 2021, Rodney Sanchez (“Plaintiff”) filed a Class and Collective Action Complaint (the “Complaint”) against and the Company and certain of its affiliates and Clipper Equity LLC (collectively, the “Defendants”) in the United States District Court for the Southern District of New York. The Plaintiff alleged that he was jointly employed by the Defendants and that the Defendants: (a) failed to pay Plaintiff and similarly situated employees overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”); (b) failed to pay Plaintiff and similarly situated employees for training sessions in violation of the FLSA and NYLL; (c) failed to pay Plaintiff and similarly situated employees on a timely basis in violation of NYLL; and (d) failed to provide Plaintiff and similarly situated employees with wage statements and wage notices as required by NYLL. On February 24, 2026, the court granted both summary judgment in favor of the Plaintiffs and class certification for 22 buildings. The Company has appealed against the judgement to the Second Circuit Court of Appeals. The Company and the Plaintiff attended a mediation session on April 13, 2026. As a result of the court rulings and the discussions held during the mediation session, on May 28, 2026, the Company reached a settlement with the plaintiffs. Based on the settlement, the Company has reserved $209 and $3,809 for the three and six months ended June 30, 2026, respectively for the Company’s estimated share of the Defendants’ loss and legal fees. Due to the nature of class action settlements, the loss may be lower or higher based on final claims.

On or about May 1, 2019, a former employee (“Plaintiff”) of a contractor (“Contractor”)  commenced a lawsuit against 250 Livingston Owner LLC and Clipper affiliated entities (the “Company”), alleging personal injury claims and labor law violations while performing work for the Contractor who had agreed to indemnify the Company for such claims. Notwithstanding, the Court incorrectly named the Company and the Contractor as liable for a $2.5 million settlement between Plaintiff and Contractor. The Company has undertaken to have the Company removed from the judgment. The Company does not deem it probable that a loss will be incurred.

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

The Borrower, the Guarantors and the Lender entered into the Consent and Cooperation Agreement (the “Agreement”), effective as of June 4, 2026 (the “Effective Date”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and ends 45 days thereafter (the “Marketing Period”), subject to extension at the Lender’s sole discretion.  At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure. As of August 6, 2026, the Lender has not taken any such actions. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan.

In addition to the above, the Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Commitments

On June 29, 2023 the Company entered into the Article 11 Agreement. Under the Article 11 agreement, the Company has entered into a Housing Repair and Maintenance Letter Agreement (“HRMLA”) in which the Company has agreed to perform certain capital improvements to Flatbush Gardens over the next three years. The current estimate is that the costs of that work will be an amount of up to $27 million. The Company expects those costs to be offset by the savings provided by property tax exemption and enhanced payments for tenants receiving government assistance (See note 1). As of July 22, 2026, the Company has substantially completed the scope of work required under the HRMLA.

On December 24, 2025, the Company issued a $10,000 irrevocable standby letter of credit with Valley National Bank, NA, to the benefit of Midland Loan Services as Master Servicer for Wells Fargo Bank, National Association, as trustee, in connection with the Loan Modification Agreement at our 141 Livingston property (see footnote 7 above). The letter of credit expires on December 24, 2026, but will be automatically extended annually for a one-year period until April 7, 2032, the date of the mortgage loan expiration on 141 Livingston Street. Midland Loan Services may draw on the loan in accordance with the Loan Modification Agreement.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended June 30, 2026	16%	84%	100%
Three months ended June 30, 2025	26%	74%	100%
Six months ended June 30, 2026	16%	84%	100%
Six months ended June 30, 2025	26%	74%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $60 and $120 for the three months ended June 30, 2026, and 2025 respectively and $120 and $178 for the six months ended June 30, 2026, and 2025 respectively The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $74 and $(89) for the three months ended June 30, 2026 and 2025, respectively and $(44) and $(135) for the six months ended June 30, 2025 and 2024.

On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and Iron Hound Management Company LLC (“Iron Hound”), whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors. 141 Livingston Owner LLC, engaged Ironhound to assist in negotiating a settlement to its litigation related to mortgage loan, see Note 7 above. During the six months ended June 30, 2026, The Company paid Ironhound $500 for its services, The payment had been accrued and was included in the Consolidated Statement of Operations for the year ended December 31, 2025. The arrangement was approved by an independent committee of the Company’s board of directors.

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

Three months ended June 30, 2026	Commercial	Residential	Total
Rental income	$6,353	$32,222	$38,575
Total revenues	6,353	32,222	38,575
Property operating expenses	962	8,310	9,272
Real estate taxes and insurance	3,113	4,316	7,429
General and administrative	954	3,299	4,253
Depreciation and amortization	1,575	6,448	8,023
Total operating expenses	6,604	22,373	28,977
Litigation Settlement and other	—	(209)	(209)
Income (Loss) from operations	$(251)	$9,640	$9,389
Interest Expense	(4,178)	(11,476)	(15,654)
Net Loss	$(4,429)	$(1,836)	$(6,265)

Three months ended June 30, 2025	Commercial	Residential	Total
Rental income	$9,982	$29,054	$39,036
Total revenues	$9,982	$29,054	$39,036
Property operating expenses	1,333	8,228	9,561
Real estate taxes and insurance	2,919	4,599	7,518
General and administrative	718	3,101	3,819
Transaction pursuit costs	(1)	(9)	(10)
Depreciation and amortization	1,521	5,793	7,314
Total operating expenses	6,490	21,712	28,202
Litigation settlement and other	—	(26)	(26)
Income from operations	3,492	7,316	10,808
Loss on disposal of long-lived assets	—	(685)	(685)
Interest Expense	(2,541)	(8,938)	(11,479)
Net Income (Loss)	$951	$(2,307)	$(1,356)

Six months ended June 30, 2026	Commercial	Residential	Total
Rental income	$12,564	$64,126	$76,690
Total revenues	12,564	64,126	76,690
Property operating expenses	2,171	17,431	19,602
Real estate taxes and insurance	6,238	8,888	15,126
General and administrative	1,821	6,539	8,360
Transaction pursuit costs	—	—	—
Depreciation and amortization	3,150	12,852	16,002
Total operating expenses	13,380	45,710	59,090
Litigation settlement and other	—	(3,809)	(3,809)
Income from operations	$(816)	$14,607	$13,791
Loss on disposal of long-lived assets	—	—	—
Interest Expense	(8,319)	(22,881)	(31,200)
Net Loss	(9,135)	(8,274)	(17,409)

Six months ended June 30, 2025	Commercial	Residential	Total
Rental income	$20,190	$58,244	$78,434
Total revenues	20,190	58,244	78,434
Property operating expenses	2,692	16,980	19,672
Real estate taxes and insurance	5,882	9,263	15,145
General and administrative	1,412	6,232	7,644
Transaction pursuit costs	(1)	(9)	(10)
Depreciation and amortization	3,048	11,902	14,950
Loss on impairment of long lived assets	—	33,780	33,780

Total operating expenses	13,033	78,148	91,181
Litigation settlement and other	—	(26)	(26)
Income from operations	$7,157	$(19,930)	$(12,773)
Loss on disposal of long-lived assets	—	(685)	(685)
Interest Expense	(5,033)	(17,968)	(23,001)
Net Income (Loss)	2,124	(38,583)	(36,459)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
June 30, 2026	$302,418	$918,320	$1,220,738
December 31, 2025	307,926	$926,393	$1,234,319

The Company’s capital expenditures, including acquisition by segment for the three months ended June 30, 2026 and 2025, is as follows:

	Commercial	Residential	Total
Three months ended June 30,
2026	$120	$2,691	$2,811
2025	$788	$9,680	$10,468

Six months ended June 30,
2026	$238	$4,974	$5,212
2025	$1,422	$20,327	$21,749

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

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 on the Company’s consolidated statement of operations for the six months ended June 30, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45,500 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 1 for details of the completion of transaction to dispose of the long-lived assets.

11. Subsequent Events

Subsequent to June 30, 2026, the Board of Directors declared a first quarter dividend of $0.095 per share, to stockholders of record on August 18, 2026, payable August 26, 2026.

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

As of June 30, 2026, the Company owned:

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

Trends

During the second quarter of 2026, the Company’s residential properties continued to have elevated occupancy levels and experienced growth in rental rates, as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at June 30, 2026 was $91.88, up from $85.60 at June 30, 2025. At the Flatbush Gardens property, average residential rent per square foot at June 30, 2026, was $33.13, up from $31.27 at June 30, 2025. At the Clover House property, average residential rent per square foot at June 30, 2026, was $91.19, an increase from $87.76 at June 30, 2025.

As of June 30, 2026, the Company’s office property 250 Livingston Street was vacant as the City of New York vacated as of August 23, 2025. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Until a new tenant is located, the Company expects to lose approximately $16,000 per annum in combined rental income and property tax and common area maintenance reimbursements and the property will not be able to fund its debt service. The Company’s defaults under the mortgage loan secured by our 250 Livingston Street property resulted in the appointment of a temporary receiver for that property, and the lender has the right at the end of the marketing period under the Consent and Cooperation Agreement (the “Agreement”) entered into with the lender to foreclose on the property or to take a deed to the property in lieu of foreclosure. As of August 6, 2026, the lender has not taken any such action. The Agreement also provides that the borrower under that mortgage loan has the right to submit an offer to purchase the loan.

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

See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the first half of 2026 and all of 2025, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of June 30, 2026, was approximately 4.2% per annum.

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

Income Statement for the Three Months Ended June 30, 2026 and 2025

(in thousands)

	2026	10 West: 65thStreet & Dean Street	2026: Excluding 10 West 65th Street & Dean Street	2025	10 West: 65th Street & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$32,222	$2,313	$29,909	$29,054	$691	$28,363	$1,546	5.5%
Commercial rental income	6,353	29	6,324	9,982	3	9,979	(3,655)	(36.6)%
Total revenues	38,575	2,342	36,233	39,036	694	38,342	(2,109)	(5.5)%
Operating Expenses
Property operating expenses	9,272	182	9,089	9,561	115	9,446	(357)	(3.8)%
Real estate taxes and insurance	7,429	(138)	7,567	7,518	185	7,333	234	3.2%
General and administrative	4,253	160	4,094	3,819	87	3,732	362	9.7%
Transaction pursuit costs	—	—	—	(10)	—	(10)	10	(100)%
Depreciation and amortization	8,023	673	7,350	7,314	—	7,314	36	0.5%
Total operating expenses	28,977	877	28,100	28,202	387	27,815	285	1.0%
Litigation settlement and other	(209)	—	(209)	(26)	—	(26)	(183)	703.8%
Income from operations	9,389	1,465	7,924	10,808	(307)	10,501	(2,577)	(24.5)%

Loss on disposal of Long-lived assets	—	—	—	(685)	(685)	—	—	0.0%
Interest expense, net	(15,654)	(2,791)	(12,863)	(11,479)	(322)	(11,157)	(1,706)	(15.3)%
Net loss	$(6,265)	$(1,326)	$(4,939)	$(1,356)	$(700)	$(656)	$(4,283)	(652.9)%

Revenue. Residential rental income increased to $29,909 for the three months ended June 30, 2026, from $28,363 for the three months ended June 30, 2025, primarily due to increases in rental rates and leased occupancy at all properties in 2026 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $91.88 at June 30, 2026, from $85.60 at June 30, 2025, and at the Clover House property, to $91.19 at June 30, 2026, up from $87.76 at June 30, 2025.

Commercial rental income decreased to $6,324 for the three months ended June 30, 2026, from $9,979 for the three months ended June 30, 2025, due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased to $9,089 for the three months ended June 30, 2026, from $9,446 for the three months ended June 30, 2025, primarily due to lower repairs and maintenance at the Flatbush Gardens property partially offset by increased water and sewer costs at Tribeca House.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $7,567 for the three months ended June 30, 2026, from $7,333 for the three months ended June 30, 2025, primarily due to slightly increased real estate taxes and insurance premiums across the portfolio.

General and administrative. General and administrative expenses increased to $4,094 for the three months ended June 30, 2026, from $3,732 for the three months ended June 30, 2025, primarily due to the accrual of various fees related to our default on the 250 Livingston building.

Depreciation and amortization. Depreciation and amortization expense increased to $7,350 for the three months ended June 30, 2026, from $7,314 for the three months ended June 30, 2025.

Litigation Settlement and other. Litigation settlement and other increased to $209 for the three months ended June 30, 2026, from $26 for the three months ended June 30, 2025, due to the accrual of additional loss reserve on the Sanchez litigation case.

Interest expense, net. Interest expense, net, increased to $12,863 for the three months ended June 30, 2026, from $11,157 for the three months ended June 30, 2025, primarily as a result of the Company accruing default interest on the 250 Livingston loan.

Net loss. As a result of the foregoing, net loss increased to $4,939 for the three months ended June 30, 2026, from $656 for the three months ended June 30, 2025.

Income Statement for the Six Months Ended June 30, 2026 and 2025

(in thousands)

	2026	10 West: 65thStreet & Dean Street	2026: Excluding 10 West 65th Street & Dean Street	2025	10 West: 65th Street & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$64,126	$4,015	$60,111	$58,244	$1,761	$56,483	$3,628	6.4%
Commercial rental income	12,564	34	12,530	20,190	7	20,183	(7,653)	(37.9)%
Total revenues	76,690	4,049	72,641	78,434	1,768	76,666	(4,025)	(5.3)%
Operating Expenses
Property operating expenses	19,602	485	19,117	19,672	315	19,357	(241)	(1.2)%
Real estate taxes and insurance	15,126	14	15,112	15,145	463	14,682	431	2.9%
General and administrative	8,360	321	8,039	7,644	206	7,438	601	8.1%
Transaction pursuit costs	—	—	—	(10)	—	(10)	10	(100)%
Depreciation and amortization	16,002	1,346	14,656	14,950	290	14,660	(4)	0.0%
Impairment of Long-Lived Assets	—	—	—	33,780	33,780	—	—	0.0%
Total operating expenses	59,090	2,166	56,924	91,181	35,054	56,127	797	1.4%
Litigation settlement and other	(3,809)	—	(3,809)	(26)	—	(26)	(3,783)	(14,550)%
Income from operations	13,791	1,883	11,908	(12,773)	(33,286)	20,513	(8,605)	41.9%
Loss on disposal of long-lived assets	—	—	—	(685)	(685)	—	—	0.0%
Interest expense, net	(31,200)	(5,553)	(25,647)	(23,001)	(881)	(22,120)	(3,527)	(15.9)%
Net loss	$(17,409)	$(3,670)	$(13,739)	$(36,459)	$(34,852)	$(1,607)	$(12,132)	(754.9)%

Revenue. Residential rental income increased to $60,111 for the six months ended June 30, 2026, from $56,483 for the six months ended June 30, 2025, primarily due to increases in rental rates and leased occupancy at all properties in 2026 and slightly lower bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $91.88 at June 30, 2026, from $85.60 at June 30, 2025, and at the Clover House property, to $91.19 at June 30, 2026, up from $87.76 at June 30, 2025.

Commercial rental income decreased to $12,530 for the six months ended June 30, 2026, from $20,183 for the six months ended June 30, 2025 due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses decreased to $19,117 for the six months ended June 30, 2026, from $19,357 for the six months ended June 30, 2025, primarily due to lower legal costs.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $15,112 for the six months ended June 30, 2026, from $14,682 for the six months ended June 30, 2025, primarily due to slightly increased real estate taxes across the portfolio.

General and administrative. General and administrative expenses increased to $8,039 for the six months ended June 30, 2026, from $7,438 for the six months ended June 30, 2025, primarily due to the accrual of various fees related to our default on the 250 Livingston building.

Depreciation and amortization. Depreciation and amortization expense decreased to $14,656 for the six months ended June 30, 2026, from $14,660 for the six months ended June 30, 2025.

Litigation Settlement and other. Litigation settlement and other increased to $3,809 for the six months ended June 30, 2026, from $26 for the six months ended June 30, 2025, due to the accrual of a loss reserve on the Sanchez litigation case.

Interest expense, net. Interest expense, net, increased to $25,647 for the six months ended June 30, 2026, from $22,120 for the six months ended June 30, 2025, primarily as a result of the Company accruing default interest on the 250 Livingston loan.

Net loss. As a result of the foregoing, net loss increased to $13,739 for the six months ended June 30, 2026, from $1,607 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had $1,287,226 of indebtedness, net of unamortized issuance costs, secured by our properties, $37,702 of cash and cash equivalents, and $24,873 of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Short-Term and Long-Term Liquidity Needs

Our short-term liquidity needs will primarily be to fund operating expenses, recurring capital expenditures, property taxes and insurance, interest and scheduled debt principal payments, general and administrative expenses, and distributions to stockholders and unit holders. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and cash on hand, and we believe we will have sufficient resources to meet our short-term liquidity requirements

Our principal long-term liquidity needs will primarily be to fund additional property acquisitions, major renovation and upgrading projects, and debt payments and retirements at maturity. We do not expect that net cash provided by operations will be sufficient to meet all of these long-term liquidity needs. We anticipate meeting our long-term liquidity requirements by using cash as an interim measure and funds from public and private equity offerings and long-term secured and unsecured debt offerings. The Company sold its property at 10 West 65th Street during the year ended December 31, 2025, and was able to net approximately $13,000 in proceeds from such sale. Additionally, the Company refinanced its existing construction loan at its Dean Street property with a maximum of $160,000 bridge loan, of which $141,750 was drawn at closing. The Company subsequently borrowed an additional $8,250 and the Company may potentially draw additional amounts that can be used for general corporate purposes.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On May 5, 2026, the company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,690 paid on June 4, 2026. During the three months ended June 30, 2026 and 2025, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,690 and $4,614, respectively.

Cash Flows for the Six Months Ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities	$17,999	$15,044
Investing activities	(4,964)	17,967
Financing activities	(8,614)	(10,225)

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025, were as follows:

Net cash flow provided by operating activities was $17,999 for the six months ended June 30, 2026, compared to $15,044 for the six months ended June 30, 2025, primarily due to strong residential lease income and the timing of payments on the 141 Livingston lease.

Net cash used by investing activities was $(4,964), for the six months ended June 30, 2026, compared to $17,967 provided for the six months ended June 30, 2025. The decrease was primarily due to proceeds from the sale of 10 west 65th Street during the six months ended June 30, 2025 and significantly greater capital spending at Prospect House property during the six month ended June 30, 2025.

Net cash used by financing activities was $8,614 for the six months ended June 30, 2026, compared to $10,225 used for the six months ended June 30, 2025. Cash was used in the six months ended June 30, 2026, related primarily to dividends and distributions of $9,402, additional borrowings of $2 million at 953 Dean Street property and loan amortization payments of $1,008. Cash was used in the six months ended June 30, 2025, 2025 related primarily to the repayment of $31,438 mortgage loan in conjunction with sale of 10 West 65th Street property, $9,228 of dividend and distribution payments and $2,996 of loan issuance costs, partially offset by of $34,231 related to the Dean Street property borrowings on the construction loan and subsequent refinance.

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

Inflation

Inflation has recently become a factor in the United States economy and has increased the cost of acquiring, developing, replacing and operating properties. A substantial portion of our interest costs relating to operating properties are fixed through 2027. Leases at our residential rental properties, which comprise approximately 84% of our revenue, are short-term in nature and permit rent increases to recover increased costs, and our longer-term commercial and retail leases generally allow us to recover some increased operating costs.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFO
Net loss	$(6,265)	$(1,356)	$(17,409)	$(36,459)
Real estate depreciation and amortization	8,023	7,314	16,002	14,950
FFO	$1,758	$5,958	$(1,407)	$(21,509)

AFFO
FFO	$1,758	$5,958	$(1,407)	$(21,509)
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	(276)	37	(473)	59
Amortization of debt origination costs	868	457	1,737	914
Amortization of LTIP awards	1,086	1,078	2,172	2,221
Recurring capital spending	(11)	(34)	(71)	(69)
Impairment of long lived assets	—	—	—	33,780
Loss on disposal of long-lived assets	—	685	—	685
Transaction pursuit costs	—	(10)	—	(10)
Litigation settlement and other	209	26	3,809	26
AFFO	$3,755	$8,318	$6,008	$16,338

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(6,265)	$(1,356)	$(17,409)	$(36,459)
Real estate depreciation and amortization	8,023	7,314	16,002	14,950
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	(276)	37	(473)	59
Amortization of LTIP awards	1,086	1,078	2,172	2,221
Interest expense, net	15,654	11,479	31,200	23,001
Transaction pursuit costs	—	(10)	—	(10)
Loss on impairment of long-lived assets	—	—	—	33,780
Loss on disposal of long-lived assets	—	685	—	685
Litigation settlement and other	209	26	3,809	26

Adjusted EBITDA	$18,552	$19,374	$35,542	$38,494

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NOI
Income from operations	$9,389	$10,808	$13,791	$(12,773)
Real estate depreciation and amortization	8,023	7,314	16,002	14,950
General and administrative expenses	4,253	3,819	8,360	7,644
Transaction pursuit costs	—	(10)	—	(10)
Amortization of real estate tax intangible	121	121	241	241
Straight-line rent adjustments	(276)	37	(473)	59
Loss on Impairment of long-lived assets	—	—	—	33,780
Litigation Settlement and other	209	26	3,809	26

NOI	$21,719	$22,115	$41,730	$43,917

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

A one percent change in interest rates on our $150.0 million of variable rate debt as of June 30, 2026, would impact annual net loss by approximately $1.5 million.

At June 30, 2026, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,265.1 million and $1,267.7 million as of June 30, 2026 and December 31, 2025, respectively

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of June 30, 2026, and there have been no material changes to those risk factors for the three months ended June 30, 2026 except for the following updates:

Our defaults under the loan secured by our 250 Livingston Street property and the resulting appointment of a temporary receiver and the lender's right to foreclose on or take a deed in lieu of foreclosure to that property could cause a material adverse effect on us, including our financial condition, results of operations and cash flow.

Certain agencies of the City of New York (“NYC”) terminated their lease and vacated all 342,496 rentable square feet of commercial space at our 250 Livingston Street property in Brooklyn, New York (the “Property”) effective August 23, 2025. The lease generally provided for rent payments in the amount of $15.4 million per annum.

Our subsidiary, 250 Livingston Owner LLC (“Borrower”), entered into the Loan Agreement, dated as of May 31, 2019 (the “Loan Agreement”), with Citi Real Estate Funding Inc., related to a loan in the principal amount of $125 million (the “Loan”). The Loan is evidenced by certain promissory notes (the “Notes”) and secured by our 250 Livingston Street property in Brooklyn, New York (the “Property”). We and our Operating Partnership serve as guarantors of certain obligations under the Loan. .  See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for additional information related to Property and the Loan.

On March 25, 2026, the Lender filed a complaint against the Borrower, us as and our subsidiary Clipper Realty L.P. due to the Borrower’s defaults under the Notes and the other Loan documents. The Plaintiff demanded, among other things, that a receiver be appointed to manage the Property and that the Property and the personal property within the Property be sold and the proceeds be applied to the satisfaction of indebtedness evidenced by the Notes and other Loan documents. On April 29, 2026, the court entered an order granting the Lender's demand to appoint a temporary receiver.  Pursuant to the court order, the receiver is authorized to enter into the possession of the Property, to rent or lease any part of the premises, to collect and receive all rents and fees due and unpaid in connection with the premises, and we must turn over to the receiver all rents collected from and after the date of the court order.

The Borrower, the Guarantors and the Lender entered into the Consent and Cooperation Agreement (the “Agreement”), effective as of June 4, 2026 (the “Effective Date”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and will end 45 days thereafter (the “Marketing Period”), subject to extension at the Lender’s sole discretion.  At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan. , and the Lender has not yet taken any such action. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan. If the lender were to foreclose on, or takes a deed in lieu of foreclosure to, the Property, it could have a material adverse effect on us, including our financial condition, results of operations and cash flow.

.

Even if we successfully acquire the loan after the Marketing Period is over , we may continue to be unable to replace the NYC with other commercial tenants at comparable rent rates or at all, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

Our dependency on a commercial lease with certain NYC agencies, as a single government tenant at our 141 Livingston Street property, which lease expired on December 27, 2025 and our inability to finalize the previously agreed five-year extension of that lease could have a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of June 30, 2026, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, (i) occupied all 206,084 of rentable square feet at 141 Livingston Street, subject to hold-over rent provisions in the lease that expired on December 27, 2025. The expired lease provided for $10,300 in rent per annum.

NYC continues to occupy that space and is paying holdover rent in accordance with the terms of the expired lease, and we and the NYC continue to finalize a previously agreed five-year extension of that lease. There can be no assurance that those negotiations will conclude with an agreement. We may continue to be unable to enter into a new lease with the NYC or replace the NYC agencies with other commercial tenants at comparable rent rates or at all, we may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow. See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for information related to 141 Livingston Street property.

The New York City Rent Guidelines Board's adoption of a rent freeze on our rent-stabilized units may adversely affect our financial condition and results of operations.

On June 25, 2026, the New York City Rent Guidelines Board (the “RGB”) adopted 0% rent adjustments for both one-year and two-year renewals of rent-stabilized leases commencing between October 1, 2026, and September 30, 2027. As a result, we would not be able to increase rents on our rent-stabilized units to offset rising real estate taxes, insurance, utilities, payroll or debt service costs during this period, which could compress operating margins and adversely affect our net operating income, cash flow and ability to make distributions. Because the RGB is required to set new adjustment percentages annually, we cannot predict whether limited or no increases will be adopted in future years, or whether litigation challenging these determinations will alter their effect.

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

CLIPPER REALTY INC.

August 6, 2026	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer