Form 10-Q
period 2026-09-30
Clipper Realty Inc.
filed 2026-11-04
CIK 1649096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 16,157,566 shares of the Registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Clipper Realty Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investment in real estate
Land and improvements	$559,419	$559,419
Building and improvements	843,892	836,437
Tenant improvements	6,475	6,386
Furniture, fixtures and equipment	14,185	13,684
Total investment in real estate	1,423,971	1,415,926
Accumulated depreciation	(290,989)	(266,976)
Investment in real estate, net	1,132,982	1,148,950
Cash and cash equivalents	30,632	30,815
Restricted cash	23,073	27,339
Tenant and other receivables, net of allowance for doubtful accounts of $300 and $317, respectively	7,815	8,676
Deferred rent	2,741	2,067
Deferred costs and intangible assets, net	5,010	5,326
Prepaid expenses and other assets	14,387	11,146
TOTAL ASSETS	$1,216,640	$1,234,319

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Notes payable, net of unamortized loan costs of $6,310 and $8,712, respectively	$1,280,632	$1,277,521
Accounts payable and accrued liabilities	28,828	18,092
Security deposits	9,769	9,519
Other liabilities	12,321	9,941
TOTAL LIABILITIES	1,331,550	1,315,073
Equity (Deficit):
Preferred stock, $0.01 par value; 100,000 shares authorized (including 140 shares of 12.5% Series A cumulative non-voting preferred stock), zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 16,157,566 and 16,146,546 shares issued and outstanding, at September 30, 2026, and December 31, 2025, respectively	160	160
Additional paid-in-capital	91,146	90,677
Accumulated deficit	(135,018)	(121,543)
Total stockholders’ equity (deficit)	(43,712)	(30,706)
Non-controlling interests	(71,198)	(50,048)
TOTAL EQUITY (DEFICIT)	(114,910)	(80,754)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,216,640	$1,234,319

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Residential rental income	$33,964	$29,773	$98,090	$88,017
Commercial rental income	6,520	7,925	19,084	28,115
TOTAL REVENUES	40,484	37,698	117,174	116,132

OPERATING EXPENSES
Property operating expenses	9,665	9,215	29,267	28,887
Real estate taxes and insurance	8,400	7,894	23,526	23,039
General and administrative	4,376	3,697	12,736	11,341
Transaction pursuit costs	-	10	-	-
Depreciation and amortization	8,112	7,997	24,114	22,947
Loss on impairment of Long-Lived Assets	-	-	-	33,780
TOTAL OPERATING EXPENSES	30,553	28,813	89,643	119,994

Litigation settlement and other	(50)	-	(3,859)	(26)

INCOME (LOSS) FROM OPERATIONS	9,881	8,885	23,672	(3,888)

Loss on disposal of long-lived assets	-	(172)	-	(857)
Interest expense, net	(15,793)	(13,320)	(46,993)	(36,321)

Net loss	(5,912)	(4,607)	(23,321)	(41,066)

Net loss attributable to non-controlling interests	3,663	2,856	14,451	25,451
Net loss attributable to common stockholders	$(2,249)	$(1,751)	$(8,870)	$(15,615)

Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.67)	$(1.07)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Changes in Equity

(In thousands, except for share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2025	16,146,546	$160	$90,677	$(121,543)	$(30,706)	$(50,048)	$(80,754)
Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	11,020	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,177)	(4,712)
Net loss	—	—	—	(4,238)	(4,238)	(6,906)	(11,144)
Reallocation of noncontrolling interests	—	—	142	—	142	(142)	—
Balance March 31, 2026	16,157,566	$160	$90,819	$(127,316)	$(36,337)	$(59,187)	$(95,524)

Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,155)	(4,690)
Net loss	—	—	—	(2,383)	(2,383)	(3,882)	(6,265)
Reallocation of noncontrolling interests	—	—	164	—	164	(164)	—
Balance June 30, 2026	16,157,566	$160	$90,983	$(131,234)	$(40,091)	$(65,302)	$(105,393)

Amortization of LTIP grants	—	—	—	—	—	1,086	1,086
Redemption of LTIP grants	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,535)	(1,535)	(3,156)	(4,691)
Net loss	—	—	—	(2,249)	(2,249)	(3,663)	(5,912)
Reallocation of noncontrolling interests	—	—	163	—	163	(163)	—
Balance September 30, 2026	16,157,566	$160	$91,146	$(135,018)	$(43,712)	$(71,198)	$(114,910)

	Number of common shares	Common stock	Additional paid-in- capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests	Total equity
Balance December 31, 2024	16,146,546	$160	$89,938	$(95,507)	$(5,409)	$(8,821)	$(14,230)
Amortization of LTIP grants	—	—	—	—	—	1,143	1,143
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(13,347)	(13,347)	(21,756)	(35,103)
Reallocation of noncontrolling interests	—	—	214	—	214	(214)	—
Balance March 31, 2025	16,146,546	$160	$90,152	$(110,388)	$(20,076)	$(32,728)	$(52,804)
Amortization of LTIP grants	—	—	—	—	—	1,078	1,078
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(516)	(516)	(840)	(1,356)
Reallocation of noncontrolling interests	—	—	190	—	190	(190)	—
Balance June 30, 2025	16,146,546	$160	$90,342	$(112,438)	$(21,936)	$(35,760)	$(57,696)
Amortization of LTIP grants	—	—	—	—	—	1,077	1,077
Conversion of LTIP units	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(1,534)	(1,534)	(3,080)	(4,614)
Net loss	—	—	—	(1,751)	(1,751)	(2,856)	(4,607)
Reallocation of noncontrolling interests	—	—	189	—	189	(189)	—
Balance September 30, 2025	16,146,546	$160	$90,531	$(115,723)	$(25,032)	$(40,808)	$(65,840)

See accompanying notes to these consolidated financial statements.

Clipper Realty Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,321)	$(41,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,012	22,871
Amortization of deferred financing costs	2,606	1,744
Amortization of deferred costs and intangible assets	463	437
Loss on Impairment of long-lived assets	—	33,780
Loss on disposal of long-lived asset	—	857
Deferred rent	(674)	106
Stock-based compensation	3,258	3,298
Bad debt (recovery) expense	(5)	49
Changes in operating assets and liabilities:
Tenant and other receivables	928	(1,235)
Prepaid expenses, other assets and deferred costs	(3,446)	(6,045)
Accounts payable and accrued liabilities	11,121	1,081
Security deposits	250	373
Other liabilities	2,376	214
Net cash provided by operating activities	17,568	16,464

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and improvements	(8,429)	(30,511)
Proceeds from sale of real estate, net	—	43,489
Purchase of interest rate caps	—	(97)
Net cash provided (used) in investing activities	(8,429)	12,881

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage notes	(1,291)	(163,639)
Proceeds from mortgage notes	2,000	169,438
Dividends and distributions	(14,093)	(13,842)
Loan issuance and extinguishment costs	(204)	(2,709)
Net cash provided (used) by financing activities	(13,588)	(10,752)

Net increase (decrease) in cash and cash equivalents and restricted cash	(4,449)	18,593
Cash and cash equivalents and restricted cash – beginning of period	58,154	38,052
Cash and cash equivalents and restricted cash - end of period	$53,705	$56,645

Cash and cash equivalents and restricted cash – beginning of period:
Cash and cash equivalents	$30,815	$19,896
Restricted cash	27,339	18,156
Total cash and cash equivalents and restricted cash – beginning of period	$58,154	$38,052

Cash and cash equivalents and restricted cash – end of period:
Cash and cash equivalents	$30,632	$26,052
Restricted cash	23,073	30,593
Total cash and cash equivalents and restricted cash – end of period	$53,705	$56,645

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $0 and $6,829 in 2026 and 2025, respectively	$35,873	$35,675
Non-cash interest capitalized to real estate under development	—	1,913
Additions to investment in real estate included in accounts payable and accrued liabilities	1,697	2,366

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

As of September 30, 2026, the properties owned by the Company consisted of the following (collectively, the “Properties”):

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

For the three months ended September 30, 2026, and 2025, the Company’s interest, through the Operating Partnership, in the LLCs that own the properties generally entitles it to 38.0% and 38.0%, respectively, of the aggregate cash distributions from, and the profits and losses of, the LLCs.

The Company determined that the Operating Partnership and the LLCs are variable interest entities (“VIEs”) and that the Company was the primary beneficiary. The assets and liabilities of these VIEs represented substantially all of the Company’s assets and liabilities.

2. Significant Accounting Policies

Segments

At September 30, 2026, and December 31, 2025, the Company had two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. Our Chief Operating Decision Maker (“CODM”), represented by our Co-Chairman and Chief Executive Officer, reviews the results in which the revenue and Income from Operations is divided between the commercial and residential performance.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A property’s value is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, a write-down is recorded and measured by the amount of difference between the carrying value of the asset and the fair value of the asset. Management of the Company does not believe that any of its properties within the portfolio were impaired as of September 30, 2026 and December 31, 2025. On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA for gross proceeds of $45,500. The Company recorded a loss on impairment of long-lived assets of $33,780 in the nine-month period ended September 30, 2025, on 10 West 65th Street, See Note 10.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in unrealized gains and losses, reported in equity, for financial instruments required to be reported at fair value under GAAP. For the three and nine months ended September 30, 2026, and 2025, the Company did not own any financial instruments for which the change in value was not reported in net income (loss); accordingly, its comprehensive income (loss) was its net income (loss) as presented in the consolidated statements of operations.

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

For the three months ended September 30, 2026 and 2025, the Company charged revenue in the amount of $795 and $1,120, respectively, for residential receivables not deemed probable of collection and recognized revenue of $15 and $19, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

For the nine months ended September 30, 2026 and 2025, the Company charged revenue in the amount of $2,332 and $3,012, respectively, for residential receivables not deemed probable of collection and recognized revenue of $81 and $110, respectively, for a reassessment of collectability of residential receivables previously not deemed probable of collection.

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

As of September 30, 2026, and December 31, 2025, there were 6,899,543 and 6,156,860 long-term incentive plan ("LTIP”) units outstanding, respectively, with a weighted average grant date fair value of $6.46 and $6.84 per unit, respectively. As of September 30, 2026, and December 31, 2025, there was $14,953 and $15,678, respectively, total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. As of September 30, 2026, the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 3.24 years.

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

Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings. As of September 30, 2026 and December 31, 2025, the Company has no derivatives for which it applies hedge accounting.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding. As of September 30, 2026 and 2025, the Company had unvested LTIP units which provide for non-forfeitable rights to dividend-equivalent payments. Accordingly, these unvested LTIP units are considered participating securities and are included in the computation of basic and diluted net loss per share pursuant to the two-class method. The Company did not have dilutive securities as of September 30, 2026, or 2025.

The effect of the conversion of the 26,317 Class B LLC units outstanding is not reflected in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. The net loss allocable to such units is reflected as non-controlling interests in the accompanying consolidated financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(2,249)	$(1,751)	$(8,870)	$(15,615)
Less: income attributable to participating securities	(655)	(580)	(1,987)	(1,739)
Subtotal	$(2,904)	$(2,331)	$(10,857)	$(17,354)
Denominator
Weighted-average common shares outstanding	16,158	16,147	16,154	16,147

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.14)	$(0.67)	$(1.07)

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

3. Deferred Costs and Intangible Assets

Deferred costs and intangible assets consist of the following:

	September 30, 2026	December 31, 2025

Deferred costs	$349	$348
Lease origination costs	1,989	1,842
In-place leases	427	428
Real estate tax abatements	9,143	9,143
Total deferred costs and intangible assets	11,908	11,761
Less accumulated amortization	(6,898)	(6,435)
Total deferred costs and intangible assets, net	$5,010	$5,326

Amortization of deferred costs, lease origination costs and in-place lease intangible assets was $33 and $25 for the three months ended September 30, 2026 and 2025, respectively, and $102 and $76 for the nine months ended September 30, 2026 and 2025, respectively; Amortization of real estate tax abatements of $120 and $120 for the three months ended September 30, 2026 and 2025, respectively, and $361 and $361 for the nine months ended September 30, 2026 and 2025, is included in real estate taxes and insurance in the consolidated statements of operations.

Deferred costs and intangible assets as of September 30, 2026, amortize in future years as follows:

2026	$312
2027	619
2028	602
2029	573
2030	541
Thereafter	2,363
Total	$5,010

4. Notes Payable

The mortgages, loans and mezzanine notes payable collateralized by the properties, or the Company’s interest in the entities that own the properties and assignment of leases, are as follows:

Property	Maturity	Interest Rate	September 30, 2026	December 31, 2025
Flatbush Gardens, Brooklyn, NY (a)	6/1/2032	3.125%	329,000	$329,000
250 Livingston Street, Brooklyn, NY (b)	6/6/2029	3.63%	125,000	125,000
141 Livingston Street, Brooklyn, NY (c)	3/6/2031	3.21%	100,000	100,000
Tribeca House, Manhattan, NY (d)	3/6/2028	4.506%	360,000	360,000
Aspen, Manhattan, NY (e)	7/1/2028	3.68%	56,442	57,733
Clover House, Brooklyn, NY (f)	12/1/2029	3.53%	82,000	82,000
1010 Pacific Street, Brooklyn, NY (g)	10/06/2030	5.73%	84,500	84,500
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR +2.65%	115,000	115,000
Dean Street, Brooklyn, NY (h)	5/09/2027	SOFR +2.65%	35,000	33,000
Total debt			$1,286,942	$1,286,233
Unamortized debt issuance costs			(6,310)	(8,712)
Total debt, net of unamortized debt issuance costs			$1,280,632	$1,277,521

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

On January 7, 2026, the Borrower received a letter from counsel for the Lender and the special servicer for the Lender, notifying the Borrower that it is in default under the Loan Agreement, the Note and other loan documents by virtue of, among other things, its failure to pay all amounts when due thereunder from October 6, 2025 through and including January 6, 2026.  The letter indicated that the Lender’s counsel would assist the Lender in taking all such actions as it deems appropriate to protect its interest in the Loan and to collect the debt thereunder including, without limitation, seeking foreclosure and/or reconveyance of its security under the loan documents. The Company believes that, as of September 30, 2026, the Company owed approximately $10,373 in interest, default interest and fees.

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

Effective as of June 4, 2026 (the “Effective Date”, the Borrower, the Guarantors and the Lender entered into a Consent and Cooperation Agreement (the “Agreement”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and ending 45 days thereafter (the “Marketing Period”) subject to extension at the Lender’s sole discretion. At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure. As of November 4, 2026, the Lender has not taken any such actions. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan.

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

(e) The $56,422 mortgage note agreement with Capital One Multifamily Finance LLC matures on July 1, 2028, and bears interest at 3.68%. The note required interest-only payments through July 2017, and monthly principal and interest payments of $321 thereafter based on a 30-year amortization schedule. The Company has the option to prepay the note prior to the maturity date, subject to a prepayment premium.

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

The Loan Agreement provides for $115,000 and the Mezzanine Loan Agreement provides for the $26,750 loan to Dean Member (collectively, the “Loans”). The Loans have an initial May 9, 2027, maturity date, with three one-year extensions available upon meeting the applicable extension conditions, and bear interest at 2.65% rate, plus 1-Month CME Term SOFR (with a floor of 2.25%) (6.47% at September 30, 2026). The Company can borrow up to an additional $18,250 under the Mezzanine Loan Agreement based on meeting various performance targets over the term of the loan. Under the Loan Agreement, the Company deposited with MF1 Capital (i) $4,250 for a shortfall reserve account to pay interest and operating expenses during the initial lease up period of the Dean Street Property, and (ii) $1,550 for completion reserve deposits towards the completion of the construction of the building.

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

The following table summarizes principal payment requirements under the terms of the mortgage notes as of September 30, 2026:

2026	$441
2027	152,897
2028	416,554
2029	209,571
2030	87,313
Thereafter	420,166
Total	$1,286,942

5. Rental Income under Operating Leases

The Company’s commercial properties are leased to commercial tenants under operating leases with fixed terms of varying lengths. As of September 30, 2026, the minimum future cash rents receivable (excluding tenant reimbursements for operating expenses) under non-cancelable operating leases for the commercial tenants in each of the next five years and thereafter are as follows:

2026	$1,403
2027	5,638
2028	5,693
2029	5,652
2030	5,600
Thereafter	37,983
Total	$61,969

The Company has commercial leases with the City of New York that comprised approximately 11% and 16% of total revenues for the three months ended September 30, 2026 and 2025, respectively, and 11% and 20% of total revenues for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Kings County Court occupied all 206,084 of rentable square feet at 141 Livingston Street subject to hold-over rent provisions in the lease that expired on December 27, 2025. The City of New York lease at 250 Livingston Street was terminated as August 27, 2025.

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

The carrying amount and estimated fair value of the notes payable are as follows:

	September 30, 2026	December 31, 2025

Carrying amount (excluding unamortized debt issuance costs)	$1,286,942	$1,286,233
Estimated fair value	$1,240,312	$1,267,698

7. Commitments and Contingencies

Legal

On October 15, 2021, Rodney Sanchez (“Plaintiff”) filed a Class and Collective Action Complaint (the “Complaint”) against and the Company and certain of its affiliates and Clipper Equity LLC (collectively, the “Defendants”) in the United States District Court for the Southern District of New York. The Plaintiff alleged that he was jointly employed by the Defendants and that the Defendants: (a) failed to pay Plaintiff and similarly situated employees overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York Labor Law (“NYLL”); (b) failed to pay Plaintiff and similarly situated employees for training sessions in violation of the FLSA and NYLL; (c) failed to pay Plaintiff and similarly situated employees on a timely basis in violation of NYLL; and (d) failed to provide Plaintiff and similarly situated employees with wage statements and wage notices as required by NYLL. On February 24, 2026, the court granted both summary judgment in favor of the Plaintiffs and class certification for 22 buildings. The Company has appealed against the judgement to the Second Circuit Court of Appeals. The Company and the Plaintiff attended a mediation session on April 13, 2026. As a result of the court rulings and the discussions held during the mediation session, on May 28, 2026, the Company reached a settlement with the plaintiffs. Based on the settlement, the Company reserved $3,589 during the nine-months ended September 30, 2026, and paid $1,512 of that amount during nine months ended September 30, 2026, for the Company’s estimated share of the Defendants’ loss and legal fees. Due to the nature of class action settlements, the loss may be lower or higher based on final claims.

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

The Borrower, the Guarantors and the Lender entered into the Consent and Cooperation Agreement (the “Agreement”), effective as of June 4, 2026 (the “Effective Date”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and ends 45 days thereafter (the “Marketing Period”), subject to extension at the Lender’s sole discretion.  At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure. As of November 4, 2026, the Lender has not taken any such actions. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan.

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

On December 24, 2025, the Company issued a $10,000 irrevocable standby letter of credit with Valley National Bank, NA, to the benefit of Midland Loan Services as Master Servicer for Wells Fargo Bank, National Association, as trustee, in connection with the Loan Modification Agreement at our 141 Livingston property (see above). The letter of credit expires on December 24, 2026, but will be automatically extended annually for a one-year period until April 7, 2032, the date of the mortgage loan expiration on 141 Livingston Street. Midland Loan Services may draw on the loan in accordance with the Loan Modification Agreement.

Concentrations

The Company’s properties are located in the Boroughs of Manhattan and Brooklyn in New York City, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

The breakdown between commercial and residential revenue is as follows (unaudited):

	Commercial	Residential	Total
Three months ended September 30, 2026	16%	84%	100%
Three months ended September 30, 2025	21%	79%	100%
Nine months ended September 30, 2026	16%	84%	100%
Nine months ended September 30, 2025	24%	76%	100%

8. Related-Party Transactions

The Company recorded office and overhead expenses pertaining to a related company in general and administrative expense of $60 and $60 for the three months ended September 30, 2026, and 2025 respectively and $180 and $237 for the nine months ended September 30, 2026, and 2025 respectively The Company recognized a charge/(credit) to reimbursable payroll expense pertaining to a related company in general and administrative expense of $(25) and $(124) for the three months ended September 30, 2026 and 2025, respectively and $(69) and $(259) for the nine months ended September 30, 2026 and 2025.

On October 10, 2024, the Company guaranteed an agreement between the Company's subsidiary, 250 Livingston Owner LLC, and Iron Hound Management Company LLC (“Iron Hound”), whose principal is the Company's director Roberto Verrone, to provide consulting services regarding the loan related to the 250 Livingston Street property. The initial fee paid upon the agreement is $125 and the agreement also includes restructuring and other fees payable upon certain loan modifications. The arrangement was approved by an independent committee of the Company’s board of directors. 141 Livingston Owner LLC, engaged Ironhound to assist in negotiating a settlement to its litigation related to mortgage loan, see Note 7 above. During the nine months ended September 30, 2026, The Company paid Ironhound $500 for its services, The payment had been accrued and was included in the Consolidated Statement of Operations for the year ended December 31, 2025. The arrangement was approved by an independent committee of the Company’s board of directors.

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

The Company has classified its reporting segments into commercial and residential rental properties. The commercial reporting segment includes the 141 Livingston Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. The residential reporting segment includes the Flatbush Gardens property, the Clover House property, the 10 West 65th Street property, the 1010 Pacific Street property and portions of the 250 Livingston Street, Tribeca House, Dean Street and Aspen properties. 10 West 65th Street property was sold on May 30, 2025, and 953 Dean Street was put into service on August 1, 2025.

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

Three months ended September 30, 2026	Commercial	Residential	Total
Rental income	$6,520	$33,964	$40,484
Total revenues	6,520	33,964	40,484
Property operating expenses	1,033	8,632	9,665
Real estate taxes and insurance	3,379	5,021	8,400
General and administrative	1,000	3,376	4,376
Depreciation and amortization	1,578	6,534	8,112
Total operating expenses	6,990	23,563	30,553
Litigation Settlement and other		(50)	(50)
Income (Loss) from operations	$(470)	$10,351	$9,881
Interest Expense	(4,182)	(11,611)	(15,793)
Net Loss	$(4,652)	$(1,260)	$(5,912)

Three months ended September 30, 2025	Commercial	Residential	Total
Rental income	$7,925	$29,773	$37,698
Total revenues	$7,925	$29,773	$37,698
Property operating expenses	1,014	8,201	9,215
Real estate taxes and insurance	3,097	4,797	7,894
General and administrative	698	2,999	3,697
Transaction pursuit costs	1	9	10
Depreciation and amortization	1,566	6,431	7,997
Total operating expenses	6,376	22,437	28,813
Litigation settlement and other	—	—	—
Income from operations	1,549	7,336	8,885
Loss on disposal of long-lived assets	—	(172)	(172)
Interest Expense	(2,668)	(10,652)	(13,320)
Net Income (Loss)	$(1,119)	$(3,488)	$(4,607)

Nine months ended September 30, 2026	Commercial	Residential	Total
Rental income	$19,084	$98,090	$117,174
Total revenues	19,084	98,090	117,174
Property operating expenses	3,204	26,063	29,267
Real estate taxes and insurance	9,617	13,909	23,526
General and administrative	2,821	9,915	12,736
Depreciation and amortization	4,728	19,386	24,114
Total operating expenses	20,370	69,273	89,643
Litigation settlement and other	—	(3,859)	(3,859)
Income from operations	$(1,286)	$24,958	$23,672
Loss on disposal of long-lived assets	—	—	—
Interest Expense	(12,501)	(34,492)	(46,993)
Net Loss	(13,787)	(9,534)	(23,321)

Nine months ended September 30, 2025	Commercial	Residential	Total
Rental income	$28,115	$88,017	$116,132
Total revenues	28,115	88,017	116,132
Property operating expenses	3,706	25,181	28,887
Real estate taxes and insurance	8,979	14,060	23,039
General and administrative	2,110	9,231	11,341
Transaction pursuit costs	—	—	—
Depreciation and amortization	4,614	18,333	22,947
Loss on impairment of long lived assets	—	33,780	33,780

Total operating expenses	19,409	100,585	119,994
Litigation settlement and other	—	(26)	(26)
Income from operations	$8,706	$(12,594)	$(3,888)
Loss on disposal of long-lived assets	—	(857)	(857)
Interest Expense	(7,701)	(28,620)	(36,321)
Net Income (Loss)	1,005	(42,071)	(41,066)

The Company’s total assets by segment are as follows, as of:

	Commercial	Residential	Total
September 30, 2026	$301,639	$915,001	$1,216,640
December 31, 2025	307,926	$926,393	$1,234,319

The Company’s capital expenditures, including acquisition by segment for the three months ended September 30, 2026 and 2025, is as follows:

	Commercial	Residential	Total
Three months ended September 30,
2026	$105	$2,727	$2,832
2025	$374	$4,285	$4,659

Nine months ended September 30,
2026	$342	$7,701	$8,043
2025	$1,796	$24,612	$26,408

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

Long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair-value less costs to sell. As such, the Company recorded an impairment of the asset held for sale of $33,780 on the Company’s consolidated statement of operations for the nine months ended September 30, 2025 and in the residential segment in the Company’s segment reporting (see footnote 9), based on the estimated selling price of $45,500 less carrying costs in investment in real estate, net, and estimated selling costs expected at the time of the sale. See footnote 1 for details of the completion of transaction to dispose of the long-lived assets.

11. Subsequent Events

Subsequent to September 30, 2026, the Board of Directors declared a third quarter dividend of $0.095 per share, to stockholders of record on November 17, 2026, payable November 25, 2026.

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

As of September 30, 2026, the Company owned:

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

On May 30, 2025, the Company completed the sale of 10 West 65th Street in Manhattan, a 6-story residential building with approximately 76,000 square feet of residential rental GLA. for gross proceeds of $45,500. The Company incurred $1,900 in closing costs and paid $800 in accrued interest at closing. At closing, the Company repaid in full its $31,200 mortgage note (the “Mortgage”) with Flagstar Bank (“Flagstar”) (see note 4 above). The Company recorded a loss on the disposal of long-lived assets of $685 in conjunction with closing of the sale in the third quarter of 2025, after previously recording a loss on impairment of long-lived assets of $33,780 in the three months ended March 31, 2025.

These properties are located in the most densely populated major city in the United States, each with immediate access to mass transportation.

The Company’s ownership interest in its initial portfolio of properties, which includes the Tribeca House, Flatbush Gardens and the two Livingston Street properties, was acquired in the formation transactions in connection with the private offering. These properties are owned by the LLC subsidiaries, which are managed by the Company through the Operating Partnership. The Operating Partnership’s interests in the LLC subsidiaries generally entitle the Operating Partnership to all cash distributions from, and the profits and losses of, the LLC subsidiaries other than the preferred distributions to the continuing investors who hold Class B LLC units in these LLC subsidiaries. The continuing investors own an aggregate amount of 26,317,396 Class B LLC units, representing 62.0% of the Company’s common stock on a fully diluted basis. Accordingly, the Operating Partnership’s interests in the LLC subsidiaries entitle the Operating Partnership to receive 38.0% of the aggregate distributions from the LLC subsidiaries. The Company, through the Operating Partnership, owns all the ownership interests in the Aspen property, the Clover House property, the 1010 Pacific Street property and the Dean Street property.

How We Derive Our Revenue

Our revenue consists primarily of rents received from our residential, commercial and, to a lesser extent, retail tenants. We have two reportable operating segments, Residential Rental Properties and Commercial Rental Properties. See Note 9, “Segment Reporting” to our condensed consolidated financial statements included in this Form 10-Q.

Trends

During the third quarter of 2026, the Company’s residential properties continued to have elevated occupancy levels and growth in rental rates as a result of a robust rental market in the New York metro area. The average rental rate per square foot at the Tribeca House property at September 30, 2026 was $93.61, up from $88.14 at September 30, 2025. At the Flatbush Gardens property, average residential rent per square foot at September 30, 2026, was $33.27, up from $31.67 at September 30, 2025. At the Clover House property, average residential rent per square foot at September 30, 2026, was $92.16, an increase from $88.34 at September 30, 2025.

On June 25, 2026, the New York City Rent Guidelines Board (the “RGB”) adopted 0% rent adjustments for both one-year and two-year renewals of rent-stabilized leases commencing between October 1, 2026, and September 30, 2027. As a result, we would not be able to increase rents for lease renewals of our rent-stabilized units.

As of September 30, 2026, the Company’s office property 250 Livingston Street was vacant as the City of New York vacated as of August 23, 2025. However, there is no assurance that the Company will be able to replace the City of New York as its tenant or will be able to replace it at comparable rents. Until a new tenant is located, the Company expects to lose approximately $16,000 per annum in combined rental income and property tax and common area maintenance reimbursements and the property will not be able to fund its debt service. The Company’s defaults under the mortgage loan secured by our 250 Livingston Street property resulted in the appointment of a temporary receiver for that property, and the lender has the right at the end of the marketing period under the Consent and Cooperation Agreement (the “Agreement”) entered into with the lender to foreclose on the property or to take a deed to the property in lieu of foreclosure. As of November 4, 2026, the lender has not taken any such action. The Agreement also provides that the borrower under that mortgage loan has the right to submit an offer to purchase the loan.

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

See note 4 to condensed consolidated financial statements, “- Liquidity and Capital Resources” below and Part II, Item 1A. Risk Factors.”

Throughout the nine months ended September 30, 2026 and all of 2025, we continued to benefit from relatively low interest rates on our debt. Our weighted average interest rate as of September 30, 2026, was approximately 4.2% per annum.

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

Income Statement for the Three Months Ended September 30, 2026 and 2025

(in thousands)

	2026	Dean Street	2026: Excluding Dean Street	2025	10 West: 65th Street & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$33,964	$2,414	$31,550	$29,773	$531	$29,242	$2,308	7.9%
Commercial rental income	6,520	29	6,491	7,925	—	7,925	(1,434)	(18.1)%
Total revenues	40,484	2,443	38,041	37,698	531	37,167	(874)	2.4%
Operating Expenses
Property operating expenses	9,665	318	9,347	9,215	268	8,947	400	4.5%
Real estate taxes and insurance	8,400	224	8,176	7,894	329	7,565	611	8.1%
General and administrative	4,376	198	4,178	3,697	96	3,601	577	16.0%
Transaction pursuit costs	—	—	—	10	—	10	(10)	(100.0)%
Depreciation and amortization	8,112	673	7,439	7,997	637	7,360	79	1.1%
Total operating expenses	30,553	1,413	29,140	28,813	1,330	27,483	1,657	6.0%
Litigation settlement and other	(50)	—	(50)	—	—	—	(50)	0.0%
Income from operations	9,881	1,030	8,851	8,885	(799)	9,684	(833)	(8.6)%

Loss on disposal of Long-lived assets	—	—	—	(172)	(172)	—	—	0.0%
Interest expense, net	(15,793)	(2,835)	(12,958)	(13,320)	(2,071)	(11,249)	(1,709)	(15.2)%
Net loss	$(5,912)	$(1,805)	$(4,107)	$(4,607)	$(3,042)	$(1,565)	$(2,542)	(162.4)%

Revenue. Residential rental income increased to $31,550 for the three months ended September 30, 2026, from $29,242 for the three months ended September 30, 2025, primarily due to increases in rental rates and leased occupancy at all properties in 2026 partially offset by higher bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $93.61 at September 30, 2026, from $88.14 at September 30, 2025, at the Flatbush Gardens property to $33.27 at September 30, 2026, from $31.67 at September 30, 2025, and at the Clover House property to $92.16 at September 30, 2026, up from $88.34 at September 30, 2025.

Commercial rental income decreased to $6,491 for the three months ended September 30, 2026, from $7,925 for the three months ended September 30, 2025, due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $9,347 for the three months ended September 30, 2026, from $8,947 for the three months ended September 30, 2025, primarily due to higher repairs and maintenance and supplies at the Tribeca House and Flatbush Gardens properties and higher utilities expense partially offset by decreased apartment renovations costs at Flatbush Gardens.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $8,176 for the three months ended September 30, 2026, from $7,565 for the three months ended September 30, 2025, primarily due to increased real estate taxes and insurance premiums across the portfolio.

General and administrative. General and administrative expenses increased to $4,178 for the three months ended September 30, 2026, from $3,601 for the three months ended September 30, 2025, primarily due to the accrual of various fees related to our default on the 250 Livingston building.

Depreciation and amortization. Depreciation and amortization expense increased to $7,439 for the three months ended September 30, 2026, from $7,360 for the three months ended September 30, 2025.

Litigation Settlement and other. Litigation settlement and other increased to $50 for the three months ended September 30, 2026, from $0 for the three months ended September 30, 2025, due to the accrual of additional loss reserve on the Sanchez litigation case.

Interest expense, net. Interest expense, net, increased to $12,958 for the three months ended September 30, 2026, from $11,249 for the three months ended September 30, 2025, primarily as a result of the Company accruing default interest on the 250 Livingston loan.

Net loss. As a result of the foregoing, net loss increased to $4,107 for the three months ended September 30, 2026, from $1,565 for the three months ended September 30, 2025.

Income Statement for the Nine Months Ended September 30, 2026 and 2025

(in thousands)

	2026	Dean Street	2026: Excluding Dean Street	2025	10 West: 65th Street & Dean Street	2025: Excluding 10 West 65th Street & Dean Street	Increase (decrease) Excluding 10 West 65th Street & Dean Street	%
Revenues
Residential rental income	$98,090	$6,429	$91,661	$88,017	$2,292	$85,725	$5,936	6.9%
Commercial rental income	19,084	63	19,021	28,115	7	28,108	(9,087)	(32.3)%
Total revenues	117,174	6,492	110,682	116,132	2,299	113,833	(3,151)	(2.8)%
Operating Expenses
Property operating expenses	29,267	803	28,464	28,887	582	28,305	159	0.6%
Real estate taxes and insurance	23,526	238	23,288	23,039	792	22,247	1,041	4.7%
General and administrative	12,736	520	12,216	11,341	301	11,040	1,176	10.7%
Transaction pursuit costs	—	—	—	—	—	—	—	0.0%
Depreciation and amortization	24,114	2,020	22,094	22,947	927	22,020	74	0.3%
Impairment of Long-Lived Assets	—	—	—	33,780	33,780	—	—	0.0%
Total operating expenses	89,643	3,581	86,062	119,994	36,382	83,612	2,450	2.9%
Litigation settlement and other	(3,859)	—	(3,859)	(26)	—	(26)	(3,833)	nm %
Income from operations	23,672	2,911	20,761	(3,888)	(34,083)	30,195	(9,434)	(31.2)%
Loss on disposal of long-lived assets	—	—	—	(857)	(857)	—	—	0.0%
Interest expense, net	(46,993)	(8,389)	(38,604)	(36,321)	(2,952)	(33,369)	(5,235)	(15.7)%
Net loss	$(23,321)	$(5,478)	$(17,843)	$(41,066)	$(37,892)	$(3,174)	$(14,669)	(462.2)%

Revenue. Residential rental income increased to $91,661 for the nine months ended September 30, 2026, from $85,725 for the nine months ended September 30, 2025, primarily due to increases in rental rates and leased occupancy at all properties in 2026 and slightly lower bad debt expense. For example, base rent per square foot increased at the Tribeca House property to $93.61 at September 30, 2026, from $88.14 at September 30, 2025, at the Flatbush Gardens property to $33.27 at September 30, 2026, from $31.67 at September 30, 2025, and at the Clover House property to $92.16 at September 30, 2026, up from $88.34 at September 30, 2025.

Commercial rental income decreased to $19,021 for the nine months ended September 30, 2026, from $28,108 for the nine months ended September 30, 2025 due to the City of New York exiting 250 Livingston on August 23, 2025.

Property operating expenses. Property operating expenses include property-level costs such as compensation costs for property-level personnel, repairs and maintenance, supplies, utilities and landscaping. Property operating expenses increased to $28,464 for the nine months ended September 30, 2026, from $28,305 for the nine months ended September 30, 2025, primarily due to higher utilities expense and rental commissions partially offset by lower legal costs and repairs and maintenance expense.

Real estate taxes and insurance. Real estate taxes and insurance expenses increased to $23,288 for the nine months ended September 30, 2026, from $22,247 for the nine months ended September 30, 2025, primarily due to increased real estate taxes and insurance across the portfolio.

General and administrative. General and administrative expenses increased to $12,216 for the nine months ended September 30, 2026, from $11,040 for the nine months ended September 30, 2025, primarily due to the accrual of various fees related to our default on the 250 Livingston building.

Depreciation and amortization. Depreciation and amortization expense increased to $22,094 for the nine months ended September 30, 2026, from $22,020 for the nine months ended September 30, 2025.

Litigation Settlement and other. Litigation settlement and other increased to $3,859 for the nine months ended September 30, 2026, from $26 for the nine months ended September 30, 2025, due to the accrual of a loss reserve on the Sanchez litigation case.

Interest expense, net. Interest expense, net, increased to $38,604 for the nine months ended September 30, 2026, from $33,369 for the nine months ended September 30, 2025, primarily because of the Company accruing default interest on the 250 Livingston loan.

Net loss. As a result of the foregoing, net loss increased to $17,843 for the nine months ended September 30, 2026, from $14,699 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had $1,280,632 of indebtedness, net of unamortized issuance costs, secured by our properties, $30,632 of cash and cash equivalents, and $23,073 of restricted cash. See Note 4, “Notes Payable” of our consolidated financial statements for a discussion of the Company’s property-level debt.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. On November 3, 2026, the Company declared dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,691 paid on November 25, 2026. During the three months ended September 30, 2026 and 2025, we paid dividends and distributions on our common shares, Class B LLC units and LTIP units totaling $4,691 and $4,614, respectively.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities	$17,568	$16,464
Investing activities	(8,429)	12,881
Financing activities	(13,588)	(10,752)

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2026, and 2025, were as follows:

Net cash flow provided by operating activities was $17,569 for the nine months ended September 30, 2026, compared to $16,464 for the nine months ended September 30, 2025, primarily due to strong residential lease income.

Net cash used by investing activities was $8,429 for the nine months ended September 30, 2026, compared to $12,881 provided for the nine months ended September 30, 2025. The decrease was primarily due to proceeds from the sale of 10 west 65th Street during the nine months ended September 30, 2025 and decreased capital spending at the Dean Street development as it approached completion.

Net cash used by financing activities was $13,589 for the nine months ended September 30, 2026, compared to $10,752 used for the nine months ended September 30, 2025, as described below.

Cash used in the nine months ended September 30, 2026, related primarily to $14,093 of dividend and distribution payments, $1,292 of mortgage amortization costs and $204 of loan issuance costs partially offset by $2,000 of mortgage borrowing costs.

Cash used in the nine months ended September 30, 2025, related primarily to the repayment of $31,438 mortgage loan in conjunction with sale of 10 West 65th Street property, $13,841 of dividend and distribution payments and $2,709 of loan issuance costs, partially offset by of $34,231 related to the Dean Street property borrowings on the construction loan and subsequent refinance.

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

The following table sets forth a reconciliation of the Company’s FFO and AFFO for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFO
Net loss	$(5,912)	$(4,607)	$(23,321)	$(41,066)
Real estate depreciation and amortization	8,112	7,997	24,114	22,947
FFO	$2,200	$3,390	$793	$(18,119)

AFFO
FFO	$2,200	$3,390	$793	$(18,119)
Amortization of real estate tax intangible	121	120	361	361
Straight-line rent adjustments	(201)	47	(674)	106
Amortization of debt origination costs	868	830	2,606	1,744
Amortization of LTIP awards	1,086	1,077	3,258	3,298
Recurring capital spending	(11)	(31)	(82)	(100)
Impairment of long lived assets	—	—	—	33,780
Loss on disposal of long-lived assets	—	172	—	857
Transaction pursuit costs	—	10	—	—
Litigation settlement and other	50	—	3,859	26
AFFO	$4,113	$5,615	$10,121	$21,953

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

The following table sets forth a reconciliation of Adjusted EBITDA for the periods presented to net loss, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(5,912	$(4,607)	$(23,321)	$(41,066)
Real estate depreciation and amortization	8,112	7,997	24,114	22,947
Amortization of real estate tax intangible	121	120	361	361
Straight-line rent adjustments	(201)	47	(674)	106
Amortization of LTIP awards	1,086	1,077	3,258	3,298
Interest expense, net	15,793	13,320	46,993	36,322
Transaction pursuit costs	—	10	—	—
Loss on impairment of long-lived assets	—	—	—	33,780
Loss on disposal of long-lived assets	—	172	—	857
Litigation settlement and other	50	—	3,859	26

Adjusted EBITDA	$19,049	$18,136	$54,590	$56,631

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

The following table sets forth a reconciliation of NOI for the periods presented to income from operations, computed in accordance with GAAP (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NOI
Income from operations	$9,881	$8,885	$23,672	$(3,888)
Real estate depreciation and amortization	8,112	7,997	24,114	22,947
General and administrative expenses	4,376	3,697	12,736	11,341
Transaction pursuit costs	—	10	—	—
Amortization of real estate tax intangible	121	120	361	361
Straight-line rent adjustments	(201)	47	(674)	106
Loss on Impairment of long-lived assets	—	—	—	33,780
Litigation Settlement and other	50	—	3,859	26

NOI	$22,339	$20,756	$64,068	$64,673

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

A one percent change in interest rates on our $150.0 million of variable rate debt as of September 30, 2026, would impact annual net loss by approximately $1.5 million.

At September 30, 2026, the Company had one interest rate cap with US Bank that caps the SOFR portion of the interest rate on the 953 Dean Street Loans at 6%.

The fair value of the Company’s notes payable was approximately $1,240.3 million and $1,267.7 million as of September 30, 2026 and December 31, 2025, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, liquidity, and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition, liquidity and operating results as of September 30, 2026, and there have been no material changes to those risk factors for the three months ended September 30, 2026 except for the following updates:

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

The Borrower, the Guarantors and the Lender entered into the Consent and Cooperation Agreement (the “Agreement”), effective as of June 4, 2026 (the “Effective Date”). Pursuant to the Agreement, the Lender and the Borrower agreed to jointly market and sell the Loan to a third-party buyer during a marketing period that commenced on the Effective Date and ends 45 days thereafter (the “Marketing Period”), subject to extension at the Lender’s sole discretion.  At the end of the Marketing Period, the Lender has the right to foreclose on the Property, including taking the deed to the Property in lieu of foreclosure. The Agreement also provides that the Borrower has the right to submit an offer to purchase the Loan, and as of November 4, 2026, the Lender has not yet taken any such action. If the lender were to foreclose on, or take a deed in lieu of foreclosure to, the Property, it could have a material adverse effect on us, including our financial condition, results of operations and cash flow.

Even if we successfully acquire the loan after the Marketing Period is over, we may continue to be unable to replace the NYC with other commercial tenants at comparable rent rates or at all, may incur substantial costs to improve the vacated space or may have to offer significant inducements to fill the space, all of which may have an adverse effect on our financial condition, results of operations and cash flow.

Our dependency on a commercial lease with certain NYC agencies, as a single government tenant at our 141 Livingston Street property, which lease expired on December 27, 2025 and our inability to finalize the previously agreed five-year extension of that lease could have a material adverse effect on us, including our financial condition, results of operations and cash flow.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of September 30, 2026, Kings County Court, the Human Resources Administration, and the Department of Environmental Protection, all of which are agencies of the City of New York, (i) occupied all 206,084 of rentable square feet at 141 Livingston Street, subject to hold-over rent provisions in the lease that expired on December 27, 2025. The expired lease provided for $10,300 in rent per annum.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 4, Notes Payable, to Condensed Consolidated Financial Statements (Unaudited) included in Part I of this Form 10-Q for information related to 250 Livingston Street property.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Submitted electronically with the report

***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CLIPPER REALTY INC.

November 4, 2026	By:	/s/ David Bistricer
David Bistricer
Co-Chairman and Chief Executive Officer

	By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Chief Financial Officer